Form 10QSB
period 1995-03-31
QUEST MEDICAL INC
filed 1995-05-12
CIK 351721

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

   X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---                     SECURITIES EXCHANGE ACT 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


  ---        TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

COMMISSION FILE NUMBER 0-10521

                              QUEST MEDICAL, INC.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)



             TEXAS                                             75-1646002
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                   ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 390-9800
                   ----------------------------------------
                (Issuer's Telephone Number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                              NUMBER OF SHARES OUTSTANDING AT
     TITLE OF EACH CLASS                                              APRIL 24, 1995
- -----------------------------                                 -------------------------------
COMMON STOCK, $.05 PAR VALUE                                             6,173,206

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                       2

         Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994                                                    3-4

         Consolidated Statements of Earnings
           For the Three Months ended
           March 31, 1995 and 1994                                                                   5

         Consolidated Statements of Cash Flows
           For the Three Months ended
           March 31, 1995 and 1994                                                                   6

         Consolidated Statements of Stockholders'
           Equity                                                                                    7

         Notes to Condensed Consolidated
           Financial Statements                                                                   8-14

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                                            15-18

PART II. OTHER INFORMATION                                                                          19

         Item 6. Exhibits and Reports on
           Form 8-K                                                                              19-22

SIGNATURES                                                                                          23


                                     PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                                                                 MARCH 31,                 DECEMBER 31,
                                                                                   1995                        1994
ASSETS                                                                          (UNAUDITED)
- ------                                                                         ------------                ------------
Current assets:
   Cash and cash equivalents                                                   $    160,626                $     87,963
   Marketable securities                                                          5,315,373                   5,174,470
   Receivables:
    Trade accounts, less allowance for doubtful accounts of $114,337 in
     1995 and $14,337 in 1994                                                     4,051,915                   1,671,684
    Interest and other                                                              170,919                     172,969
                                                                               ------------                ------------
             Total receivables                                                    4,222,834                   1,844,653
                                                                               ------------                ------------
  Inventories:
    Raw materials                                                                 2,041,220                   1,322,498
    Work-in-process                                                                 955,240                     580,432
    Finished goods                                                                2,752,358                   2,084,522
                                                                               ------------                ------------
             Total inventories                                                    5,748,818                   3,987,452
                                                                               ------------                ------------
    Prepaid expenses and other current assets                                       734,118                     484,406
                                                                               ------------                ------------
             Total current assets                                                16,181,769                  11,578,944
                                                                               ------------                ------------
  Property, plant and equipment:
   Land                                                                           1,930,289                   1,930,289
   Building                                                                       5,220,676                   5,215,454
   Leasehold improvements                                                            43,522                      43,522
   Furniture and fixtures                                                         2,756,910                   2,587,738
   Machinery and equipment                                                        3,032,069                   2,722,868
                                                                               ------------                ------------
                                                                                 12,983,466                  12,499,871

    Less accumulated depreciation and
      amortization                                                                3,090,173                   2,867,453
                                                                               ------------                ------------
             Net property, plant and equipment                                    9,893,293                   9,632,418
                                                                               ------------                ------------

Intangible assets related to Neuromed, Inc. acquisition                          18,956,463                          --
Cost in excess of net assets acquired, net of
    accumulated amortization of $110,233 in 1995
    and $99,550 in 1994                                                             902,973                     913,656
Patents, net of accumulated amortization of
     $915,082 in 1995 and $857,965 in 1994                                        1,460,317                   1,517,434
Purchased technology from acquisitions, net of
     accumulated amortization of $175,645 in 1995
     and $163,007 in 1994                                                           522,355                     534,993
Other assets, at cost, less accumulated amortization
     of $151,917 in 1995 and $141,167 in 1994                                       512,769                      57,464
                                                                               ------------                ------------
                                                                               $ 48,429,939                $ 24,234,909
                                                                               ============                ============


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                                                                MARCH 31,                 DECEMBER 31,
                                                                                  1995                        1994
                                                                              (UNAUDITED)
                                                                              ------------                ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                                            $  2,235,234                $    951,208
  Loans payable and current maturities
    of notes payable                                                             2,450,978                   2,759,241
  Accrued Salary and Employee Benefit Costs                                        546,746                     392,397
  Other accrued expenses                                                           629,416                      65,393
                                                                              ------------                ------------

      Total current liabilities                                                  5,862,374                   4,168,239
                                                                              ------------                ------------

Notes payable                                                                   20,193,450                   4,123,853
Deferred income taxes                                                               11,837                      11,837

Stockholders' equity:
  Common stock of $.05 par value.  Authorized
    10,000,000 shares; issued 8,019,256 shares
    in 1995 and 7,982,498 in 1994                                                  400,963                     399,125
  Additional paid-in capital                                                    24,281,220                  19,514,171
  Retained earnings                                                              2,429,520                   2,794,118
  Unrealized loss on marketable securities                                        (694,791)                   (917,634)
  Cost of common shares in treasury;
    1,872,483 shares in 1995 and
    2,705,816 shares in 1994                                                    (4,054,634)                 (5,858,800)
                                                                              ------------                ------------
      Total stockholders' equity                                                22,362,278                  15,930,980
Commitments and contingencies
                                                                              ------------                ------------
                                                                              $ 48,429,939                $ 24,234,909
                                                                              ============                ============


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                          ----------------------------------
                                                                                              1995                1994
                                                                                          ------------         ------------
Net revenue                                                                               $  4,071,640         $  3,481,122
Cost of revenue                                                                              2,027,352            2,011,319
                                                                                          ------------         ------------
  Gross profit                                                                               2,044,288            1,469,803
                                                                                          ------------         ------------
Operating expenses:
 Research and development                                                                    1,085,737              638,277
 Marketing                                                                                     528,637              423,160
 General and administrative                                                                    766,858              712,251

                                                                                          ------------         ------------
                                                                                             2,381,232            1,773,688
                                                                                          ------------         ------------

  Loss from operations                                                                        (336,944)            (303,885)
                                                                                          ------------         ------------

Other income (expenses):
 Interest expense                                                                             (157,266)            (115,552)
 Gain on sale of assets                                                                             --               11,456
 Interest and other income                                                                     123,310              127,945
 Gain on sale of marketable securities                                                           6,302               96,675
                                                                                          ------------         ------------
                                                                                               (27,654)              20,524
                                                                                          ------------         ------------

  Loss before income taxes                                                                    (364,598)            (183,361)
Income taxes                                                                                        --                   --
                                                                                          ------------         ------------
  Net loss                                                                                $   (364,598)        $   (183,361)
                                                                                          ============         ============
Net loss per common and
 common equivalent share:
 Primary                                                                                  $      ( .07)        $      ( .04)
                                                                                          ============         ============
 Fully diluted                                                                            $      ( .07)        $      ( .04)
                                                                                          ============         ============
Weighted average number of shares
 used in computing loss per share:
 Primary                                                                                     5,302,463            5,235,821
                                                                                          ============         ============
 Fully diluted                                                                               5,302,463            5,235,821
                                                                                          ============         ============


 See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ------------------------------------
                                                                                 1995                     1994
                                                                              ----------                ----------
Cash flows from operating activities:
  Net loss                                                                    $  (364,598)              $ (183,361)
                                                                              -----------               ----------
  Adjustments to reconcile net loss to
    net cash provided (used) by operating activities:
    Depreciation and amortization                                                 313,909                  267,998
    Gain on sale of assets and marketable
      securities                                                                   (6,302)                (108,131)
    Changes in assets and liabilities, net of assets acquired
      and liabilities assumed:
      Receivables                                                                (176,998)                 112,139
      Inventories                                                                (251,774)                 117,077
      Prepaid expenses and other assets                                          (120,862)                 186,731
      Accounts payable                                                          1,071,382                 (440,794)
      Other                                                                        11,555                       --
      Accrued expenses                                                            150,014                 (152,564)
                                                                              -----------               ----------
        Total adjustments                                                         990,924                  (17,544)
                                                                              -----------               ----------
        Net cash provided (used) by operating activities                          626,326                 (200,905)
                                                                              -----------               ----------

Cash flows from investing activities:
  Purchases of marketable securities                                             (291,875)              (3,749,403)
  Proceeds from sales of marketable securities                                    380,117                2,168,634
  Receivable due from broker/dealer                                                    --                  637,390
  Acquisition of Neuromed, Inc.                                               (16,158,188)                      --
  Additions to property, plant and equipment                                     (359,773)                (398,694)
  Net proceeds from sale of assets                                                     --                   11,456
                                                                              -----------               ----------
        Net cash used by investing activities                                 (16,429,719)              (1,330,617)
                                                                              -----------               ----------

Cash flows from financing activities:
  Exercise of stock options                                                       114,722                   21,839
  Proceeds from short-term obligations                                            387,907                  970,674
  Proceeds of long-term debt                                                   15,400,000                  106,978
  Payment of long-term debt                                                       (26,573)                 (32,130)
                                                                              -----------               ----------
        Net cash provided by financing activities                              15,876,056                1,067,361
                                                                              -----------               ----------
  Net increase (decrease) in cash and cash equivalents                             72,663                 (464,161)

Cash and cash equivalents at beginning of year                                     87,963                  594,448
                                                                              -----------               ----------
Cash and cash equivalents at March 31                                         $   160,626               $  130,287
                                                                              ===========               ==========




See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Unrealized                      Total
                                                             Additional     Retained       loss on                       stock-
                                        Common Stock          paid-in       earnings      marketable      Treasury       holders'
                                     Shares       Amount      capital       (deficit)     securities       stock         equity
                                   ---------     ---------   ----------     ---------     ----------      --------       --------
Balance at December 31, 1991       7,639,668     $ 381,983    17,935,461     4,420,328           --     (5,691,507)     17,046,265

Shares issued upon exercise
of stock options                     231,875        11,594       359,351            --           --             --         370,945
Purchase of 29,519 common
shares, at cost                           --            --            --            --           --       (160,687)       (160,687)
Tax effect of stock option
exercise                                  --            --       189,219            --           --             --         189,219
Net earnings                              --            --            --       193,613           --             --         193,613
                                   ---------     ---------    ----------    ----------    ---------     ----------     -----------



Balance at December 31, 1992       7,871,543       393,577    18,484,031     4,613,941           --     (5,852,194)     17,639,355
Shares issued upon exercise
of stock options                      67,898         3,395       116,361            --           --             --         119,756
Purchase of 100,000
common shares, at cost                    --            --            --            --           --       (349,004)       (349,004)
Issuance of 1,490
common shares                             --            --            --            --           --          7,402           7,402
Tax effect of stock option
exercise                                  --            --       187,236            --           --             --         187,236

Adjustment to unrealized losses
on marketable securities                  --            --            --            --     (169,308)            --        (169,308)
Net earnings                              --            --            --       816,345           --             --         816,345
                                   ---------     ---------    ----------    ----------     --------    -----------      ----------

Balance at December 31, 1993       7,939,441       396,972    18,787,628     5,430,286     (169,308)    (6,193,796)     18,251,782
Shares issued upon exercise
of stock options                      43,057         2,153       134,894            --           --             --         137,047

Issuance of 1,882 common shares
from treasury                             --            --         5,595            --           --          4,075           9,670
Adjustment to unrealized losses
on marketable securities                  --            --            --            --     (748,236)            --        (748,236)
Stock dividend                            --            --       586,054      (916,975)          --        330,921              --
Net loss                                  --            --            --    (1,719,193)          --             --      (1,719,193)
                                   ---------     ---------    ----------    ----------     --------     ----------       ---------


Balance at December 31, 1994       7,982,498       399,125    19,514,171     2,794,118     (917,634)    (5,858,800)     15,930,980
Shares issued upon exercise
of stock options                      36,758         1,838       112,884            --           --             --         114,722
Adjustment to unrealized losses
on marketable securities                  --            --            --            --      222,843             --         222,843
Issuance of 833,333 common shares
from treasury for acquisition             --            --     4,654,165            --           --      1,804,166       6,458,331
Net loss                                  --            --            --      (364,598)          --             --        (364,598)
                                   ---------     ---------    ----------    ----------     --------     ----------      ----------


Balance at March 31, 1995
         (Unaudited)               8,019,256     $ 400,963    24,281,220     2,429,520     (694,791)    (4,054,634)     22,362,278
                                   =========     =========    ==========     =========     ========     ==========      ==========


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(1)      CONDENSED FINANCIAL STATEMENTS

         The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-KSB. The results of operations for periods ended March 31 are not necessarily indicative of operations for the full year.

         (A)     PRINCIPLES OF CONSOLIDATION

                 The consolidated financial statements include the accounts of Quest Medical, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         (B)     REVENUE RECOGNITION

                 Revenue from product sales are recognized at the time the product is shipped.

         (C)     STATEMENTS OF CASH FLOWS

                 For purposes of reporting cash flows, the Company considers all certificates of deposit and short-term, highly liquid debt instruments, such as U.S. Treasury bills and notes, with original maturities of three months or less when purchased to be cash equivalents.

                 Supplemental cash flow information for the three months ended March 31, 1995 and 1994 is presented below:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                         1995          1994
                                       --------      --------
 Income taxes paid                     $     --      $     --
                                       ========      ========

 Interest paid                         $156,624      $107,117
                                       ========      ========

                                                   (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         (D)     MARKETABLE SECURITIES

                 The Company's marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

                 The following is a summary of available-for-sale securities at March 31, 1995:

                                                          Gross          Gross
                                                       Unrealized     Unrealized       Estimated
                                         Cost             Gains         Losses        Fair Value
                                      ----------         ------       --------        ----------
Investment grade preferred
 securities                           $2,788,587            870        331,057         2,458,400

Utility stocks                           159,138             --         32,138           127,000
Real estate investment trusts          1,845,054          7,421        191,758         1,660,717
Publicly traded limited
 partnerships                            598,826          3,000         81,576           520,250
Other                                    618,559         23,861         93,414           549,006
                                      ----------         ------        -------         ---------
                                      $6,010,164         35,152        729,943         5,315,373
                                      ==========         ======        =======         =========



                 At March 31, 1995, no individual security represented more than 10% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at March 31, 1995.

         (E)     INVENTORIES

                 Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out (FIFO) basis.

         (F)     PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized; maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the statement of earnings.

                 Provisions for depreciation and amortization of property, plant and equipment are computed using the straight-line method using estimated useful lives of 3 to 30 years.

                                                                 (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         (G)     COSTS IN EXCESS OF NET ASSETS ACQUIRED

                 The excess of costs over the net assets of a business acquired is amortized on a straight line basis over the estimated useful life of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At March 31, 1995, the Company does not believe there has been any impairment of its intangible assets. Amortization expense was $10,683 and $8,703 for the three months ended March 31, 1995 and 1994, respectively.

         (H)     PATENTS

                 Cost of purchased patents is amortized on a straight-line basis over the estimated useful lives (4 to 14 years) of such patents. Amortization expense was $57,117 and $57,117 for the three months ended March 31, 1995 and 1994, respectively. The cost and accumulated amortization of fully amortized patents are removed from the accounts.

                 Costs of patents which are the result of internal development are charged to current operations.

         (I)     PURCHASED TECHNOLOGY RELATED TO ACQUISITIONS

                 The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful lives (10 to 14 years) of such technology. Amortization expense was $12,638 and $12,638 for the three months ended March 31, 1995 and 1994, respectively.

         (J)     PRODUCT DEVELOPMENT

                 Start-up, research and development, advertising and promotional costs are charged to operations in the year in which such costs are incurred.

         (K)     EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                 During April 1994, the Board of Directors approved a 3% stock dividend. The distribution date was May 23, 1994 for stockholders of record as of May 6, 1994. The weighted average number of common and common equivalent shares outstanding used in computing the loss per share for the three months ended March 31, 1994 were increased to retroactively reflect the 3% stock dividend.

                 Primary and fully diluted loss per share for the three months ended March 31, 1995 and 1994 are based upon 5,302,463 and 5,235,821 common and common equivalent shares outstanding, respectively.
                                                                    (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(2)      ACQUISITION

         On March 31, 1995, the Company acquired for $15.2 million cash (excluding $958,188 of related acquisition costs) and 833,333 shares of Quest common stock, all of the capital stock of Neuromed, Inc. ("Neuromed"), a privately held corporation located in Fort Lauderdale, Florida. The Company also may be required to pay contingent consideration of up to $6 million over the next two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. The contingent consideration may be paid in a combination of cash and additional shares of Quest common stock. Financing for the cash portion of the purchase price was provided by NationsBank of Texas, N.A. (See note 3.)

         Neuromed develops, manufactures, and markets electronic neurostimulation devices for treatment of chronic severe pain. Neuromed's revenues for the fiscal year ended October 31, 1994, were approximately $8.0 million.

         The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Neuromed's operating results will be included in the consolidated statement of earnings commencing April 1, 1995. The purchase price and expenses associated with the acquisition exceed the initial fair value allocated to the acquired tangible net assets by $18,956,463, which has been preliminarily included in "Intangible assets related to Neuromed, Inc. acquisition" on the consolidated balance sheet at March 31, 1995. A valuation and allocation of such intangible assets is being performed to determine their relative fair value.

         The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary amounts recorded.

(3)      CURRENT AND LONG-TERM DEBT/CREDIT LINES

         On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A. (the "Loan Agreement"). The Loan Agreement provided for $15 million in senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price (See Note 2), and a working capital line of up to $5 million. Amortization of the senior term debt is $1,950,000 per year for the first and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). At March 31, 1995, the Company had an outstanding principal balance of $15,000,000 under the senior term debt, including a current portion of $1,950,000, with a weighted average interest rate of 9.50%. At March 31, 1995, the Company had borrowings under the working capital line of $3,050,000 with a weighted average interest rate of 9.60%.





                                       11                            (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         The forementioned facilities with NationsBank are secured by certain of the Company's assets, including without limitation, accounts receivable, inventory, equipment, furniture and other fixed assets, patents, trademarks and other intangible property, and the Neuromed common stock, but excluding marketable securities in excess of $2 million, and excluding the real property, building, and equipment financed in 1993 by MetLife Capital Corporation. The Company is subject to certain covenants related to the NationsBank debt. Significant covenants include the maintenance of a minimum current ratio, ratio of debt to net worth (as defined) and restrictions on the payment of cash dividends to 25% of annual net earnings.

         On December 28, 1993, the Company entered into two agreements with MetLife Capital Corporation for permanent financing on the Company's facility located in Allen, Texas in the amount of $4,248,093 and during March 1994, amended the second agreement which provided an additional $106,978 in financing. This brought the total permanent financing by MetLife Capital Corporation to $4,355,071. The first agreement, in the amount of $3,000,000, is related to the Allen facility building. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 10-year Treasury Bill rate plus 300 basis points. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. At March 31, 1995, the Company had not exercised its option to fix the rate and the principal balance of the note was $2,975,500, including a current portion of $14,178. The interest rate in effect at March 31, 1995 was 9.05%. The loan is collateralized by the Allen facility building and land. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings purchased for the Allen facility. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 5-year Treasury Bill rate plus 250 basis points. This note has a 10-year amortization. At March 31, 1995, the Company had not exercised its option to fix the rate under this loan and the principal balance of the note was $1,231,022, including a current portion of $98,893. The interest rate in effect at March 31, 1995 was 8.55%. This loan is collateralized by the equipment and furnishings purchased with the proceeds.

         At March 31, 1995, the Company had a 8.50% note payable for $387,907. This note was secured by certain of the Company's investments, held by the investment company, which had a carrying value of $1,396,050. Borrowings under this note is restricted to 50% of the market value of certain of the Company's investments held by the investment company. At March 31, 1995, the amount available for additional borrowing under this note was $310,343.

(4)      FEDERAL INCOME TAXES

         In accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the deferred tax asset generated during the current period has been offset by a corresponding increase in the valuation allowance, and as a result, no income tax expense or benefit has been recorded during the three months ended March 31, 1995.





                                       12                            (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(5)      COMMITMENTS AND CONTINGENCIES

         In conjunction with the acquisition of Neuromed, Inc. on March 31, 1995, the Company assumed a noncancelable lease for approximately 18,000 square feet of office and manufacturing space in Davie (Ft. Lauderdale), Florida. The lease, which expires on February 28, 1996, has a monthly rental payment of $11,236. The lease contains a renewal option.

         In addition, the Company rents certain autos under the terms of noncancelable leases. As of March 31, 1995, future minimum rental payments under noncancelable auto leases and the aforementioned facility lease are $110,366 in 1995, $28,946 in 1996, and $3,016 in
         1997. Total rent expense under operating leases for the three months ended March 31, 1995 and 1994 was $10,881 and $10,497, respectively.

         The Company is also involved in various lawsuits and claims, the ultimate disposition of which management believes will not have a material adverse effect upon the Company's business or consolidated financial position.

(6)      FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company places its cash investments primarily in publicly traded investment grade preferred securities, utility stocks, real estate investment trusts and energy related limited partnerships and limits the amount of credit exposure to any one issuer.

         The Company manufactures proprietary products for the healthcare industry. In the United States, the Company's accounts receivable are due primarily from hospitals and distributors located throughout the country. Internationally, the Company's accounts receivable are due primarily from distributors located in Europe and Australia. The Company generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. Any losses from bad debts have historically been within management's expectations.


(7)      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make





                                       13                            (Continued)

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $25,050 and $24,750 for the three months ended March 31, 1995 and 1994, respectively.

(8)      STOCK PURCHASE RIGHTS

         On October 12, 1989, the Company declared a distribution to stockholders of record on October 23, 1989, of one common stock purchase right for each outstanding share of common stock. On February 9, 1995, the Board of Directors amended two provisions of the rights agreement. First, the purchase price (as defined in the rights agreement) for each one-half share of common stock purchased pursuant to the exercise of the right was increased from $5.00 to $12.50. Secondly, the definition of acquiring person was amended to exclude William Borkan or his affiliates so long as their ownership does not exceed 25% of the common shares outstanding at any time.

         Under the rights agreement, the number of shares issuable upon exercise of the rights are subject to adjustment by the Company in order to prevent dilution. The rights are not exercisable or transferable apart from the common stock until ten days after a public announcement that a person or group, with the exception of William Borkan or his affiliates (subject to the 25% limitation referred to above), either (1) has acquired or has obtained the right to acquire 15% or more of the Company's outstanding shares of common stock, or
         (2) has commenced or announced an intention to commence a tender offer or exchange offer for 20% or more of the outstanding shares of common stock. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote as a stockholder or receive dividends.

         The rights may be redeemed in whole by the Company at a price of $.01 per right at any time prior to their expiration on October 12, 1999, or prior to the point at which they become exercisable.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenue of $4,071,640 for the three months ended March 31, 1995, was 17% above the $3,481,122 for the comparable 1994 period. This increase was primarily the result of higher unit sales volume from the Company's cardiovascular products. Net revenue in this product line increased by approximately $514,000, or 35.6%, due to higher unit sales volume from the Company's family of pressure control valves and higher unit sales volume of the Actester(TM) instrument and associated disposable used to measure the activated clotting time of blood.

Management expects net revenue for the remaining three quarters of fiscal 1995 will increase compared to the same periods during 1994 as a result of the acquisition of Neuromed, Inc. on March 31, 1995. (No revenue from Neuromed was recognized during the three months ended March 31, 1995, since the acquisition occurred at the close of business on March 31.) Neuromed develops, manufactures and markets electronic neurostimulation devices used in the treatment of chronic pain. For the year ended October 31, 1994, Neuromed's net revenue was approximately $8 million. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements and Part II. -- "Other Information." In addition, management expects that the Company will complete development of its MPS(TM) brand of myocardial protection system and family of related products and file for FDA market clearance under a pre-market notification ("510(K)") during the second quarter of fiscal 1995. Management would then plan to introduce the MPS system and related products to commercial markets in late 1995 or early 1996 upon the FDA's clearance of such products to market. There are no assurances that such clearance will be obtained or that it will be obtained without delay. Management believes that Neuromed and MPS should enhance the long-range growth objectives of the Company.

Cost of revenue as a percentage of net revenue decreased to 49.8% for the three months ended March 31, 1995, as compared to 57.8% for the same period a year ago, thereby resulting in an increase in gross profit margin. This increase in gross profit margin was primarily the result of the increased revenue generated by the Company's cardiovascular products discussed above, since these products contribute higher gross profit margins than the Company's other product lines. Management expects the Company's overall gross profit margin to continue improving as a result of the acquisition of Neuromed, since Neuromed's products contribute higher gross profit margins than most of the Company's other existing products.

Research and development expense increased as a percentage of net revenue from 18.3% during the three months ended March 31, 1994, to 26.7% for the same period in 1995, and the dollar amount increased by approximately $447,000. During the first quarter of fiscal 1995, the Company continued development efforts on its MPS(TM) brand of myocardial protection system and related products. This innovative system consists of hardware and disposables that are designed to automate and systematize certain myocardial protection functions for the cardiovascular team. The Company is currently assembling 10 beta (pre-production) units of MPS and expects to file a 510(K) with the FDA during the second quarter of fiscal 1995. As noted above, the Company expects to introduce MPS and related products to commercial markets in late 1995 or early 1996 upon the FDA's clearance of such products to market. Again, there are no assurances that such clearance will be obtained or that it will be obtained without delay. Increases in R&D expense for the three months ended March 31, 1995, as compared to the same period during 1994 was primarily the result of additional salary and contract labor expense from personnel additions and increased consulting expense. Management expects research and development expenditures for the remainder of fiscal 1995 will approximate $2.4 million, including research and development expense for Neuromed. Approximately one-half of such expenditures will occur during the second quarter of fiscal 1995, primarily for the completion of MPS. On January 31, 1995, the Company received its first patent on MPS and has three additional patent applications pending that can offer further protection.

Marketing expense increased as a percentage of net revenue from 12.2% during the three months ended March 31, 1994, to 13.0% for the same period in 1995, and the dollar amount increased by approximately $105,000. This increase during 1995 as compared to 1994 was primarily the result of additional salary expense from personnel additions, and increased travel, commission and convention expense. Management anticipates hiring four additional direct salespersons during the second half of fiscal 1995 in preparation for the commercialization of the MPS system and related products upon the FDA's clearance of such products.

General and administrative expense increased approximately $55,000 during the three months ended March 31, 1995 compared to the same period in 1994, but as a percentage of net revenue, decreased from 20.5% during 1994 to 18.8% during the 1995 period. During the remainder of fiscal 1995, general and administrative expense will reflect the amortization expense of the Neuromed intangibles.

The loss from operations increased from approximately $304,000 for the three months ended March 31, 1994, to $337,000 for the comparable 1995 period. This increase in the loss from operations during 1995 as compared to 1994 resulted primarily from the increase in research and development expense ($447,000) discussed above. Based on Neuromed's historical results of operations, management believes that the acquisition of Neuromed should increase earnings from operations for the remainder of fiscal 1995 as compared to the same periods during 1994 although there can be no assurances that such improvements will occur.

Other income decreased from approximately $121,000 during the three months ended March 31, 1994, to an expense of approximately $28,000 during the same period in 1995 primarily as a result of two factors. First, interest expense increased approximately $42,000 for the three months ended March 31, 1995 compared to the same period during 1994 due to higher interest rates on borrowed money. Second, during the 1994 period, the Company realized gains on the sale of marketable securities of approximately $97,000 compared to approximately $6,000 during the comparable 1995 period, a decrease of $91,000.

As a consequence of the Neuromed acquisition and the incurrance of $15 million in long-term indebtedness, commencing April 1, 1995, interest expense will increase. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements. At March 31, 1995, such indebtedness bore interest at the rate of 9.5%. Since the Company has limited opportunity to fix the rate of interest on such indebtedness, the rate of interest will float and thereby subject the Company to the risk of higher interest rates, which could have a detrimental impact on net earnings.

The net loss increased from approximately $183,000 for the three months ended March 31, 1994 to approximately $365,000 during the same period in 1995 as a result of the decrease in earnings from operations (primarily caused by higher research and development expense) and the decrease in other income discussed above. No income tax expense was incurred for either the three months ended March 31, 1994 or the three months ended March 31, 1995 as a result of the net loss during both periods.

During April 1994, the Board of Directors approved a 3% stock dividend. The distribution date was May 23, 1994, for stockholders of record as of May 6, 1994. The weighted average number of common and common equivalent shares outstanding used in computing the loss per share for the three months ended March 31, 1994, were increased to retroactively reflect the stock dividend. Primary and fully diluted loss per share for the three months ended March 31, 1995 and 1994, are based upon 5,302,463 and 5,235,821 common and common equivalent shares outstanding, respectively.

LIQUIDITY AND FINANCIAL POSITION

Cash, cash equivalents and marketable securities totaled $5,476,000 at March 31, 1995, an increase of $214,000 from 1994 year-end. Working capital (current assets less current liabilities) was $10,319,000 with a current ratio of 2.76 to 1 at March 31, 1995.

On March 31, 1995, the Company acquired all of the outstanding capital stock of Neuromed, Inc. The Company paid $15.2 million cash, 833,333 shares of Quest common stock, and agreed to pay contingent consideration of up to $6 million over the next two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. The contingent consideration may be paid in a combination of cash and additional shares of Quest common stock. On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A., which provided $15 million of senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price, and a working capital line of up to $5 million. Amortization of the senior term debt is $1,950,000 per year for the first and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate may be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At March 31, 1995, the Company had an outstanding principal balance of $15,000,000 under the senior term debt, including a current portion of $1,950,000 with a weighted average interest rate of 9.50%. At March 31, 1995, the Company had borrowings under the working capital line of $3,050,000 with a weighted average interest rate of 9.60%.

The acquisition of Neuromed significantly altered the debt structure of the Company. Management believes, however, that its current cash, cash equivalents and marketable securities, its working capital line, and funds generated from the combined operations will be sufficient to service the acquisition related debt and satisfy normal cash operating requirements.

The Company's investment strategy is to maximize its dividend and interest yields on cash not currently employed in operating activities by investing in highly liquid investments. As such, the Company's current investment portfolio consists primarily of interests in publicly traded real estate investment trusts and publicly traded investment grade corporate preferred stocks (which qualify for 70% dividend exclusion for tax purposes). These investments generally yield higher returns than certificates of deposit or treasury bills, but with a higher market value exposure to interest rate risk. Tightening of the monetary policy by the Federal Reserve during 1994 to moderate economic growth and thus thwart inflation pressures led to a significant rise in both short-term and long-term interest rates, thereby negatively affecting the value of interest sensitive investments. Consequently, at December 31, 1994, the Company's investment portfolio had declined in value by approximately $918,000. As required by FAS 115, this decline is reflected as a decrease in stockholders' equity through the component entitled "unrealized loss on marketable securities." During the first quarter of fiscal 1995, interest rates fell modestly, resulting in an increase in the value of the Company's portfolio of $223,000, thereby decreasing the unrealized loss component of stockholders' equity to $695,000 at March 31, 1995. The Company's investment strategy has resulted in realized gains on its investments of over $1 million during the past three fiscal years while continuously realizing higher interest and dividend yields compared to certificates of deposit or treasury bills. At March 31, 1995, no individual security represented more than 10% of the total portfolio or 1% of total assets. The Company's investment policies prohibit the use of derivative financial instruments.

The Company spent approximately $360,000 for additions to property, plant and equipment during the three months ended March 31, 1995. The Company anticipates capital expenditures for the remainder of fiscal 1995 will approximate $840,000, largely for tooling and manufacturing equipment for the myocardial protection products the Company is developing.

Under the terms of the NationsBank credit agreement, without NationsBank consent, the Company is not permitted to acquire additional product lines or companies during the twelve months ended March 31, 1996. However, the Company intends to continue seeking such acquisitions, and if the Company identifies an attractive acquisition candidate, management would expect to pursue such acquisition, subject to NationsBank approval. No assurances can be given that the Company will identify attractive candidates or be able to consummate acquisitions on favorable terms.

                                    PART II

                               OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       None

(b)       (1)    The Company filed a current report on Form 8-K, dated February
                 17, 1995, reporting pursuant to Item 5. "Other Events," that on February 16, 1995, the Company announced that it had entered into a purchase agreement to acquire all of the capital stock of Neuromed, Inc. The following is the text of the press release made by the Company relating to such acquisition:

                          QUEST MEDICAL, INC. SIGNS PURCHASE
                          AGREEMENT TO ACQUIRE NEUROMED, INC.

                 Dallas, Texas, February 16, 1995 ... Quest Medical, Inc. (NASDAQ:QMED), a manufacturer of proprietary products for the healthcare industry, today announced it has entered into a purchase agreement to acquire all of the capital stock of Neuromed, Inc. Neuromed, a privately-held corporation located in Fort Lauderdale, Florida, develops, manufactures, and markets spinal cord stimulators for the treatment of chronic pain. The transaction's completion is subject to a number of conditions, including the completion of due diligence and financing. Terms were not announced.

                 Quest Medical, Inc. develops, manufactures and markets proprietary products used in cardiovascular surgery, oncology, anesthesiology and obstetrics.

          (2) The Company filed a current report on Form 8-K, dated April 13, 1995, reporting pursuant to Item 2. "Acquisition or Disposition of Assets," that on March 31, 1995, pursuant to the terms of an Agreement for the Purchase and Sale of All of the Issued Capital Stock of Neuromed, Inc. between the Company and Mr. William Borkan, dated February 10, 1995, the Company acquired all of the issued and outstanding capital stock of Neuromed, Inc. ("Neuromed"), all of which was held by Mr. Borkan and his brother, Burt Borkan. The assets of Neuromed consist principally of accounts receivable; inventory; equipment, furniture and other fixed assets;

                 and United States and foreign patents, trademarks and other intellectual property. In addition, Neuromed leases approximately 18,000 square feet in an office and manufacturing facility in Davie (Ft. Lauderdale), Florida.

                 In consideration for its purchase of the Neuromed capital stock, the Company paid the Borkans $15.2 million in cash, and issued and delivered to the Borkans 833,333 shares of Quest common stock, par value $.05. These shares were issued from the Company's treasury. Depending on Neuromed's attainment of certain sales objectives (as set forth in Schedule 1.2 to the Agreement), the Company may be required to pay the Borkans up to $3.0 million of additional consideration in January 1996 and up to $3.0 million in January 1997. The contingent consideration will be paid one-half in cash and one-half in Quest common stock (valued prior to issuance). Depending on the trading price of Quest common stock at the time of issuance, however, the allocation between cash and stock may vary at the time of payment. The determination of the amount of consideration resulted from arms-length negotiations between the Company and William Borkan, based on such factors as Neuromed's historical and projected revenues and cash flow, Neuromed's current and potential customer base and certain other financial and operating information of Neuromed. There was no material relationship between Quest and the Borkans or any of their respective affiliates or associates prior to the transaction. Financing for the cash portion of the purchase consideration was provided by NationsBank of Texas, N.A., through $15 million of senior debt financing.

                 In connection with the acquisition, the Company granted William Borkan certain registration rights. During calendar 1996, Mr. Borkan may make a single written request that the Company register his shares under Form S-3 and Rule 415 under the Securities Act of 1933. In addition, if the Company files a registration statement to register its or another shareholder's sale of Quest common stock (other than under a Form S-4, Form S-8 or other limited purpose form), Mr. Borkan is entitled to include his shares in such offering, subject to the managing underwriter's right to reduce the number of shares to be included in the offering or to exclude such shares from the offering.

                 Under the Agreement, the Company also agreed that for three years following the closing, and thereafter so long as William Borkan owns at least 5% of the then issued and outstanding shares of Quest common stock, William Borkan will be entitled to designate himself or another nominee for election as a member of the Company's Board of Directors, and the Company will use its best efforts to cause Mr. Borkan or his nominee to be so elected. It is expected that Mr. Borkan will be nominated and considered for election as a director at the Company's next annual meeting.

                 The Company and William Borkan also entered into a consulting agreement whereby Mr. Borkan agreed to provide certain consulting services to the Company at the rate of $1,000 per day. The Company is required to pay Mr. Borkan for a minimum of five days per month ($5,000) until October 31, 1995 and two days per month ($2,000) thereafter until October 31, 1996.

                 The Company also reported pursuant to Item 5. "Other Events," that in connection with the acquisition of Neuromed, Inc., the Company entered into the First Amended and Restated Credit Agreement dated March 31, 1995, with NationsBank of Texas, N.A. (the "Loan Agreement"). The Loan Agreement provides for $15 million in senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price. Amortization of the senior term debt is $1,950,000 per year for the first and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. The senior term loan bears interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation and amortization). NationsBank also agreed to expand the Company's existing $3 million working capital line of credit to $5 million.

                 The Loan Agreement contains restrictive covenants which impose limitations on the Company and its subsidiaries with respect to, among other things: (i) the creation or incurrence of liens, (ii) consolidations, mergers, sales, leases or conveyances of assets, (iii) entering new industries or types of business, (iv) the incurrence of additional indebtedness; or (v) making loans or certain investments. In addition, the Loan Agreement restricts the Company from declaring and paying cash dividends on its common stock in excess of 25% of the prior year's net income or from repurchasing Quest capital stock in excess of $1 million in any calendar year. The Loan Agreement also requires the Company to satisfy certain financial tests and maintains certain financial ratios.

                 The Loan Agreement contains customary default provisions, including defaults resulting from nonpayment of principal when due, nonpayment of interest and fees, material misrepresentations, default in performance of any covenant, bankruptcy or insolvency, FDA bans, recalls or seizures involving 5% or more of gross sales revenue, and judgments. The Loan Agreement is secured by certain of the Company's assets, including without limitation, accounts receivable, inventory, equipment, furniture and other fixed assets, patents, trademarks and other intangible property, and the Neuromed common stock, but excluding marketable securities in excess of $2 million, and excluding the real property, building and equipment financed in 1993 by MetLife Capital Corporation.

                 The Company also reported pursuant to Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits," that as of the date this report on Form 8-K is being filed (April 13, 1995), it is impracticable for the Company to provide the financial statements of Neuromed or the pro forma financial information of Neuromed required by Item 310(a) of Regulation S-B. The Company expects that the required financial statements and pro forma financial information will be available and will be filed by June 1, 1995, but in any event, not later than 60 days after the date that this report on Form 8-K was filed.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    QUEST MEDICAL, INC.



DATE:  MAY 12, 1995                 BY: /S/ F. ROBERT MERRILL III
                                        ------------------------------
                                        F. ROBERT MERRILL III
                                        VICE PRESIDENT FINANCE/
                                        TREASURER

                                EXHIBIT INDEX

Exhibit No.               Description
- -----------               -----------
    27               Financial Data Schedule