Form 10QSB
period 1995-06-30
QUEST MEDICAL INC
filed 1995-08-14
CIK 351721

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

    X         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   ---                   SECURITIES EXCHANGE ACT 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


             TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
   ---                   SECURITIES EXCHANGE ACT 1934
           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ---------

COMMISSION FILE NUMBER 0-10521

                              QUEST MEDICAL, INC.
       ----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)



              TEXAS                                       75-1646002
 -------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 390-9800
                ------------------------------------------------
                (Issuer's Telephone Number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
     ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              NUMBER OF SHARES OUTSTANDING AT
      TITLE OF EACH CLASS                              JULY 31, 1995
 ----------------------------                 -------------------------------
 COMMON STOCK, $.05 PAR VALUE                            6,205,306

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                     2


         Consolidated Balance Sheets
          June 30, 1995 and December 31, 1994                                    3-4


         Consolidated Statements of Earnings
          For the Three Months and Six Months
          ended June 30, 1995 and 1994                                             5


         Consolidated Statements of Cash Flows
          For the Six Months ended
          June 30, 1995 and 1994                                                   6


         Consolidated Statements of Stockholders'
          Equity                                                                   7


         Notes to Condensed Consolidated
          Financial Statements                                                  8-15


         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                           16-20


PART II.         OTHER INFORMATION                                             21-24


         Item 4. Submission of Matters to a
          Vote of Security Holders                                                21

         Item 6. Exhibits and Reports on
          Form 8-K                                                             21-24

SIGNATURES                                                                        25

                                     PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                                                               JUNE 30,                DECEMBER 31,
                                                                                 1995                     1994
       ASSETS                                                                 (UNAUDITED)
       ------                                                                 -----------              -----------
       Current assets:
         Cash and cash equivalents                                            $   298,886              $    87,963
         Marketable securities                                                  4,407,627                5,174,470

         Receivables:
           Trade accounts, less allowance for doubtful accounts of
             $114,337 in 1995 and $14,337 in 1994                               4,464,941                1,671,684
           Interest and other                                                     294,805                  172,969
                                                                              -----------              -----------
             Total receivables                                                  4,759,746                1,844,653
                                                                              -----------              -----------
         Inventories:
           Raw materials                                                        2,420,492                1,322,498
           Work-in-process                                                      1,164,654                  580,432
           Finished goods                                                       2,740,156                2,084,522
                                                                              -----------              -----------
             Total inventories                                                  6,325,302                3,987,452
                                                                              -----------              -----------
         Prepaid expenses and other current assets                                781,567                  484,406
                                                                              -----------              -----------
             Total current assets                                              16,573,128               11,578,944
                                                                              -----------              -----------
       Property, plant and equipment:
         Land                                                                   1,930,289                1,930,289
         Building                                                               5,221,434                5,215,454

         Leasehold improvements                                                    43,522                   43,522
         Furniture and fixtures                                                 2,858,236                2,587,738
         Machinery and equipment                                                3,554,697                2,722,868
                                                                              -----------              -----------
                                                                               13,608,178               12,499,871


         Less accumulated depreciation and
           amortization                                                         3,331,750                2,867,453
                                                                              -----------              -----------
             Net property, plant and equipment                                 10,276,428                9,632,418
                                                                              -----------              -----------
       Cost in excess of net assets acquired, net of
         accumulated amortization of $159,359 in 1995
         and $99,550 in 1994                                                    3,929,186                  913,656

       Patents, net of accumulated amortization of
         $972,199 in 1995 and $857,965 in 1994                                  1,403,200                1,517,434
       Purchased technology from acquisitions, net of
         accumulated amortization of $254,950 in 1995
         and $163,007 in 1994                                                   4,443,050                  534,993
       Tradenames, net of accumulated amortization
         of $31,250 in 1995                                                     2,468,750                       --
       Deferred income taxes                                                    2,083,426                       --
       Other assets, at cost, less accumulated amortization
         of $185,763 in 1995 and $141,167 in 1994                                 474,801                   57,464
                                                                              -----------              -----------
                                                                              $41,651,969              $24,234,909
                                                                              ===========              ===========



     See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                                    JUNE 30,               DECEMBER 31,
                                                                                      1995                    1994
  LIABILITIES AND STOCKHOLDERS' EQUITY                                             (UNAUDITED)
  ------------------------------------                                             -----------              -----------
  Current liabilities:
    Accounts payable                                                              $  2,584,844             $    951,208
    Loans payable and current maturities
      of notes payable                                                               2,307,573                2,759,241
    Accrued salary and employee benefit costs                                          552,968                  392,397
    Other accrued expenses                                                             315,611                   65,393
                                                                                   -----------              -----------
        Total current liabilities                                                    5,760,996                4,168,239
                                                                                   -----------              -----------
  Notes payable                                                                     20,830,456                4,123,853
  Deferred income taxes                                                              2,560,173                   11,837

  Stockholders' equity:
    Common stock of $.05 par value.  Authorized
      10,000,000 shares; issued 8,072,994 shares
      in 1995 and 7,982,498 in 1994                                                    403,650                  399,125
    Additional paid-in capital                                                      24,443,640               19,514,171
    Retained (deficit) earnings                                                     (7,819,188)               2,794,118
    Unrealized loss on marketable securities                                          (473,653)                (917,634)
    Cost of common shares in treasury;
      1,872,238 shares in 1995 and
      2,705,816 shares in 1994                                                      (4,054,105)              (5,858,800)
                                                                                   -----------              -----------
        Total stockholders' equity                                                  12,500,344               15,930,980

  Commitments and contingencies
                                                                                   -----------              -----------
                                                                                   $41,651,969              $24,234,909
                                                                                   ===========              ===========



     See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                   ------------------------------       ------------------------------
                                                       1995               1994             1995               1994
                                                   ------------        ----------       ------------       -----------
  Net revenue                                        $7,231,494        $3,742,194        $11,303,134       $ 7,223,316
  Cost of revenue                                     2,883,138         2,016,493          4,910,490         4,027,812
                                                   ------------        ----------       ------------       -----------
        Gross profit                                  4,348,356         1,725,701          6,392,644         3,195,504
                                                   ------------        ----------       ------------       -----------
  Operating expenses:
    Marketing                                         1,064,933           467,273          1,593,570           890,433
    General and administrative                        1,150,895           772,770          1,917,753         1,485,021
    Research and development                          1,407,906           900,579          2,493,643         1,538,856
    Purchased research and development               10,500,000               --          10,500,000                --
                                                   ------------        ----------       ------------       -----------
                                                     14,123,734         2,140,622         16,504,966         3,914,310
                                                   ------------        ----------       ------------       -----------
        Loss from operations                         (9,775,378)         (414,921)       (10,112,322)         (718,806)
                                                   ------------        ----------       ------------       -----------
  Other income (expenses):
    Interest expense                                   (573,705)         (137,172)          (730,971)         (252,724)
    Interest and other income                            94,646           124,234            217,956           263,635
    Gain on sale of marketable securities
      and assets                                          5,729            70,776             12,031           167,451
                                                   ------------        ----------       ------------       -----------
                                                       (473,330)           57,838           (500,984)          178,362
                                                   ------------        ----------       ------------       -----------
        Loss before income taxes                    (10,248,708)         (357,083)       (10,613,306)         (540,444)
  Income taxes                                               --                --                 --                --
                                                   ------------        ----------       ------------       -----------
        Net loss                                   $(10,248,708)       $ (357,083)      $(10,613,306)      $  (540,444)
                                                   ============        ==========       ============       ===========
  Net loss per common and
    common equivalent share:
    Primary                                        $      (1.66)       $     (.07)      $      (1.85)    $        (.10)
                                                   ------------        ----------       ------------       -----------
    Fully diluted                                  $      (1.66)       $     (.07)      $      (1.85)    $        (.10)
                                                   ------------        ----------       ------------       -----------
  Weighted average number of shares
    used in computing loss per share:
    Primary                                           6,175,188         5,245,159          5,738,825         5,240,490
                                                   ============        ==========       ============       ===========
    Fully diluted                                     6,175,188         5,245,159          5,738,825         5,240,490
                                                   ============        ==========       ============       ===========




     See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                 ------------------------------------
                                                                                    1995                     1994
                                                                                 ------------             -----------
   Cash flows from operating activities:

     Net loss                                                                    $(10,613,306)            $  (540,444)
                                                                                 ------------             -----------
     Adjustments to reconcile net loss to
       net cash provided (used) by operating activities:
       Depreciation and amortization                                                  806,163                 547,280
       Purchased research and development                                          10,500,000                      --
       Gain on sale of assets and marketable
         securities                                                                   (12,031)               (178,804)
       Changes in assets and liabilities, net of assets acquired
         and liabilities assumed:
         Receivables                                                               (1,173,982)                225,207
         Inventories                                                                 (564,376)                228,827
         Prepaid expenses and other assets                                           (297,415)                 50,300
         Accounts payable                                                           1,028,402                (180,123)
         Other                                                                         11,555                      --
         Accrued expenses                                                              89,835                (283,257)
                                                                                 ------------             -----------
           Total adjustments                                                       10,388,151                 409,430
                                                                                 ------------             -----------
           Net cash used by operating activities                                     (225,155)               (131,014)
                                                                                 ------------             -----------
   Cash flows from investing activities:
     Purchases of marketable securities                                            (1,082,992)             (5,560,866)
     Proceeds from sales of marketable securities                                   2,305,969               4,331,439
     Receivable due from broker/dealer                                                     --                 637,390
     Acquisition of Neuromed, Inc.                                                (16,330,085)                     --
     Additions to property, plant and equipment                                      (994,707)               (702,448)
     Net proceeds from sale of assets                                                   2,600                  11,350
                                                                                 ------------             -----------
           Net cash used by investing activities                                  (16,099,215)             (1,283,135)
                                                                                 ------------             -----------
   Cash flows from financing activities:
     Exercise of stock options                                                        279,829                  41,496
     Proceeds from short-term obligations                                             633,588                 970,674
     Proceeds of long-term debt                                                    16,550,000                 106,978
     Payment of short-term obligations                                               (387,656)                (58,022)
     Payment of long-term debt                                                       (540,997)                (63,862)
     Issuance of treasury stock                                                           529                      --
                                                                                 ------------             -----------
           Net cash provided by financing activities                               16,535,293                 997,264
                                                                                 ------------             -----------
     Net increase (decrease) in cash and cash equivalents                             210,923                (416,885)

   Cash and cash equivalents at beginning of year                                      87,963                 594,448
                                                                                 ------------             -----------
   Cash and cash equivalents at June 30                                          $    298,886             $   177,563
                                                                                 ============             ===========



     See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Unrealized
                                                                           Additional      Retained         loss on
                                                  Common Stock              paid-in        earnings        marketable
                                             Shares         Amount          capital        (deficit)       securities
                                           ---------      -----------      ----------      ----------       ---------
Balance at December 31, 1991               7,639,668       $  381,983      17,935,461       4,420,328             --
  Shares issued upon exercise of
    stock options                            231,875           11,594         359,351              --             --
  Purchase of 29,519 common shares,
    at cost                                       --               --              --              --             --
  Tax effect of stock option exercise             --               --         189,219              --             --
  Net earnings                                    --               --              --         193,613             --
                                           ---------      -----------      ----------      ----------       ---------
Balance at December 31, 1992               7,871,543          393,577      18,484,031       4,613,941             --
  Shares issued upon exercise
    of stock options                          67,898            3,395         116,361              --             --
  Purchase of 100,000
    common shares, at cost                        --               --              --              --             --
  Issuance of 1,490
    common shares                                 --               --              --              --             --
  Tax effect of stock option
    exercise                                      --               --         187,236              --             --
  Adjustment to unrealized losses
    on marketable securities                      --               --              --              --        (169,308)
  Net earnings                                    --               --              --         816,345             --
                                           ---------      -----------      ----------      ----------       ---------
Balance at December 31, 1993               7,939,441          396,972      18,787,628       5,430,286        (169,308)
  Shares issued upon exercise
    of stock options                          43,057            2,153         134,894              --             --
  Issuance of 1,882 common shares
    from treasury                                 --               --           5,595              --             --
  Adjustment to unrealized losses
    on marketable securities                      --               --              --              --        (748,236)
  Stock dividend                                  --               --         586,054        (916,975)            --
  Net loss                                        --               --              --      (1,719,193)            --
                                           ---------      -----------      ----------      ----------       ---------
Balance at December 31, 1994               7,982,498          399,125      19,514,171       2,794,118        (917,634)
  Shares issued upon exercise
    of stock options                          90,496            4,525         274,088              --             --
  Issuance of 245 common shares
    from treasury                                 --               --           1,216              --             --
  Adjustment to unrealized losses
    on marketable securities                      --               --              --              --         443,981
  Issuance of 833,333 common shares
    from treasury for acquisition                 --               --       4,654,165              --             --
  Net loss                                        --               --              --     (10,613,306)            --
                                           ---------      -----------      ----------      ----------       ---------
Balance at June 30, 1995
      (Unaudited)                          8,072,994      $   403,650      24,443,640      (7,819,188)       (473,653)
                                           =========      ===========      ==========      ==========       =========


                                                          Total stock-
                                             Treasury        holders'
                                               stock         equity
                                           ------------    -----------
Balance at December 31, 1991                 (5,691,507)    17,046,265
  Shares issued upon exercise of
    stock options                                    --        370,945
  Purchase of 29,519 common shares,
    at cost                                    (160,687)      (160,687)
  Tax effect of stock option exercise                --        189,219
  Net earnings                                       --        193,613
                                           ------------    -----------
Balance at December 31, 1992                 (5,852,194)    17,639,355
  Shares issued upon exercise
    of stock options                                 --        119,756
  Purchase of 100,000
    common shares, at cost                     (349,004)      (349,004)
  Issuance of 1,490
    common shares                                 7,402          7,402
  Tax effect of stock option
    exercise                                         --        187,236
  Adjustment to unrealized losses
    on marketable securities                         --       (169,308)
  Net earnings                                       --        816,345
                                           ------------    -----------
Balance at December 31, 1993                 (6,193,796)    18,251,782
  Shares issued upon exercise
    of stock options                                 --        137,047
  Issuance of 1,882 common shares
    from treasury                                 4,075          9,670
  Adjustment to unrealized losses
    on marketable securities                         --       (748,236)
  Stock dividend                                330,921             --
  Net loss                                           --     (1,719,193)
                                           ------------    -----------
Balance at December 31, 1994                 (5,858,800)    15,930,980
  Shares issued upon exercise
    of stock options                                 --        278,613
  Issuance of 245 common shares
    from treasury                                   529          1,745
  Adjustment to unrealized losses
    on marketable securities                         --        443,981
  Issuance of 833,333 common shares
    from treasury for acquisition             1,804,166      6,458,331
  Net loss                                           --    (10,613,306)
                                           ------------    -----------
Balance at June 30, 1995
      (Unaudited)                            (4,054,105)    12,500,344
                                           ============    ===========




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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-KSB. The results of operations for periods ended June 30 are not necessarily indicative of operations for the full year.

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

                 Supplemental cash flow information for the three months and six months ended June 30, 1995 and 1994 is presented below:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                     -----------------------       -----------------------
                                       1995           1994           1995           1994
                                     --------       --------       --------       --------
Income taxes paid                    $     --       $     --       $     --       $     --
                                     ========       ========       ========       ========
Interest paid                        $543,329       $142,244       $699,953       $249,361
                                     ========       ========       ========       ========





                                       8                             (CONTINUED)

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

         The following is a summary of available-for-sale securities at June 30, 1995:

                                                           Gross          Gross       Estimated
                                                         Unrealized     Unrealized      Fair
                                           Cost            Gains          Losses        Value
                                        ----------        -------        --------     ----------
Investment grade preferred
  securities                            $1,604,370          3,002         204,715      1,402,657
Utility stocks                             159,138             --          21,638        137,500
Real estate investment trusts            1,704,722          6,255         119,989      1,590,988
Publicly traded limited
  partnerships                             582,822             --          67,322        515,500
Other                                      830,228          5,711          74,957        760,982
                                        ----------        -------        --------     ----------
                                        $4,881,280         14,968         488,621      4,407,627
                                        ==========        =======        ========     ==========


         At June 30, 1995, no individual security represented more than 10% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at June 30, 1995.

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

         Provisions for depreciation and amortization of property, plant and equipment are computed using the straight- line method using estimated useful lives of 3 to 30 years.





                                       9                             (CONTINUED)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(G)      COSTS IN EXCESS OF NET ASSETS ACQUIRED

         The excess of costs over the net assets of a business acquired is amortized on a straight line basis over the estimated useful life of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At June 30, 1995, the Company does not believe there has been any impairment of its intangible assets. Amortization expense was $49,126 and $10,684 for the three months ended June 30, 1995 and 1994, respectively, and $59,809 and $19,387 for the six months ended June 30, 1995 and 1994, respectively.

(H)      PATENTS

         Cost of purchased patents is amortized on a straight-line basis over the estimated useful lives (4 to 14 years) of such patents. Amortization expense was $57,117 and $57,117 for the three months ended June 30, 1995 and 1994, respectively, and $114,234 and $114,234 for the six months ended June 30, 1995 and 1994, respectively. The cost and accumulated amortization of fully amortized patents are removed from the accounts.

         Costs of patents which are the result of internal development are charged to current operations.

(I)      PURCHASED TECHNOLOGY RELATED TO ACQUISITIONS

         The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful lives (10 to 15 years) of such technology. Amortization expense was $79,305 and $12,637 for the three months ended June 30, 1995 and 1994, respectively, and $91,943 and $25,275 for the six months ended June 30, 1995 and 1994, respectively.

(J)      TRADENAMES

         The cost of purchased tradenames is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (20 years) of such tradenames. Amortization expense was $31,250 for both the three and six months ended June 30, 1995.

(K)      PRODUCT DEVELOPMENT

         Start-up, research and development, advertising and promotional costs are charged to operations in the year in which such costs are incurred.

(L)      EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         During April 1994, the Board of Directors approved a 3% stock dividend. The distribution date was May 23, 1994 for stockholders of record as of May 6, 1994. The weighted average number of common and common equivalent shares outstanding used in computing the loss per share for the three months and six months ended June 30, 1994 were increased to retroactively reflect the 3% stock dividend.





                                      10                            (CONTINUED)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                 Primary and fully diluted loss per share for the three months and six months ended June 30, 1995 is based upon 6,175,188 and 5,738,825 weighted average common shares outstanding, respectively. Primary and fully diluted loss per share for the three months and six months ended June 30, 1994 is based upon 5,245,159 and 5,240,490 weighted average common shares outstanding, respectively.

(2)      ACQUISITION

         On March 31, 1995, the Company acquired for $15.2 million cash (excluding $927,000 of related acquisition costs) and 833,333 shares of Quest common stock, all of the capital stock of Neuromed, Inc. ("Neuromed"), a privately held corporation located in Fort Lauderdale, Florida. During June 1995, an additional cash payment of approximately $203,000 was paid relating to a purchase price adjustment. The Company also may be required to pay contingent consideration of up to $6 million over the next two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. The contingent consideration may be paid in a combination of cash and additional shares of Quest common stock. Financing for the cash portion of the purchase price was provided by NationsBank of Texas, N.A. (See note 3.)

         Neuromed develops, manufactures, and markets electronic neurostimulation devices for treatment of chronic severe pain. Neuromed's revenues for the fiscal year ended October 31, 1994, were approximately $8.0 million.


         The acquisition was accounted for as a purchase and, accordingly, the excess of total consideration over net assets acquired, based upon the fair value of such assets and liabilities at the date of acquisition, is being amortized on a straight-line basis over twenty years.

         The preliminary purchase price allocation for the acquisition of Neuromed, Inc. is summarized below:

         Tradenames                                $ 2,500,000
         Purchased technology                        4,000,000
         Cost in excess of net assets acquired       3,075,339
         Purchased research and development         10,500,000
         Net tangible assets acquired                2,713,077
                                                   -----------
                                                   $22,788,416
                                                   ===========

         The Company recorded a charge to expense during the three months ended June 30, 1995, of $10,500,000 attributable to the purchased research and development which is reflected in the Statements of Earnings.

         The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary amounts recorded.

         The following unaudited pro forma summary presents the results of operations as if the acquisition had occurred at the beginning of the periods presented. This summary does not purport to be indicative of what would have occurred had the acquistion been made as of these dates or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Quest Medical, Inc. and of Neuromed, Inc. will be combined from the effective date of the acquisition forward, with no retroactive restatement.


                           Three months ended            Six months ended
                                June 30,                     June 30,
                          ---------------------     --------------------------
                            1995        1994           1995            1994
                          ---------   ---------     ----------      ----------

Revenue                   7,231,494   5,127,029     13,961,433      10,121,094
                          =========   =========     ==========     ===========
Income (loss) from
  operations                724,622    (315,365)    (9,101,919)    (11,205,375)
                          =========   =========     ==========     ===========

Net income (loss)           262,451    (621,508)    (9,967,124)    (11,765,734)
                          =========   =========     ==========     ===========

Net income (loss) per
  common and common
  equivalent  share            $.04       $(.10)        $(1.62)         $(1.94)
                          =========   =========     ==========     ===========


(3)      CURRENT AND LONG-TERM DEBT/CREDIT LINES

         On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A. (the "Loan Agreement"). The Loan Agreement provided for $15 million in senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price (See Note 2), and a working capital line of up to $5 million. Amortization of the senior term debt is $1,950,000 per year for the first





                                      11                             (CONTINUED)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). At June 30, 1995, the Company had an outstanding principal balance of $14,512,500 under the senior term debt, including a current portion of $1,950,000, with a weighted average interest rate of 9.49%. At June 30, 1995, the Company had borrowings under the working capital line of $4,200,000 with a weighted average interest rate of 9.09%.

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

         On December 28, 1993, the Company entered into two agreements with MetLife Capital Corporation for permanent financing on the Company's facility located in Allen, Texas in the amount of $4,248,093 and during March 1994, amended the second agreement which provided an additional $106,978 in financing. This brought the total permanent financing by MetLife Capital Corporation to $4,355,071. The first agreement, in the amount of $3,000,000, is related to the Allen facility building. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 10-year Treasury Bill rate plus 300 basis points. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. At June 30, 1995, the Company had not exercised its option to fix the rate and the principal balance of the note was $2,971,950, including a current portion of $10,715. The interest rate in effect at June 30, 1995 was 9.07%. The loan is collateralized by the Allen facility building and land. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings purchased for the Allen facility. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 5-year Treasury Bill rate plus 250 basis points. This note has a 10-year amortization. At June 30, 1995, the Company had not exercised its option to fix the rate under this loan and the principal balance of the note was $1,207,647, including a current portion of $100,926. The interest rate in effect at June 30, 1995 was 8.57%. This loan is collateralized by the equipment and furnishings purchased with the proceeds.

         At June 30, 1995, the Company had a 9% note payable for $245,932.
         This note was secured by certain of the Company's investments, held by the investment company, which had a carrying value of $1,153,965. Borrowings under this note is restricted to 50% of the





                                      12                           (CONTINUED)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         market value of certain of the Company's investments held by the investment company. At June 30, 1995, the amount available for additional borrowing under this note was $331,050.

(4)      FEDERAL INCOME TAXES

         During the period ended June 30, 1995, the Company eliminated the valuation allowance for deferred tax assets that was recorded in prior years of $1,745,090. The elimination of the valuation allowance was recorded as a reduction of costs in excess of net assets acquired because the reduction resulted from the acquisition of Neuromed, Inc.

(5)      COMMITMENTS AND CONTINGENCIES

         In conjunction with the acquisition of Neuromed, Inc. on March 31, 1995, the Company assumed a noncancelable lease for approximately 18,000 square feet of office and manufacturing space in Davie (Ft. Lauderdale), Florida. The lease, which expires on February 28, 1996, has a monthly rental payment of $11,236. The lease contains a renewal option.

         In addition, the Company rents certain autos under the terms of noncancelable leases. As of June 30, 1995, future minimum rental payments under noncancelable auto leases and the aforementioned facility lease are $73,577 in 1995, $28,946 in 1996, and $3,016 in
         1997. Total rent expense under operating leases for the three months ended June 30, 1995 and 1994 was $36,789 and $9,550, respectively, and $47,670 and $20,047 for the six months ended June 30, 1995 and 1994, respectively.

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





                                      13                            (CONTINUED)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




(7)      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the" Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $25,050 and $24,750 for the three months ended June 30, 1995 and 1994, respectively, and $50,100 and $49,500 for the six months ended June 30, 1995 and 1994, respectively.

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

(9)      STOCK OPTION PLAN

         Effective March 30, 1995, the Board of Directors adopted the Quest Medical, Inc. 1995 Stock Option Plan ("the Plan"). The total number of shares of Common Stock issuable under the Plan is 250,000. Officers or other key employees of the Company are eligible to receive stock option grants under the Plan. The per share exercise price of each option is determined by the Stock Option Committee of the Baord of Directors, but in no event is less than the Fair Market Value of the Common Stock at the time the option is granted. Generally, each option will be for a term of not less than five years nor more than ten years from the date of grant. Vesting of the options will be determined by the Stock Option Committee, although for the most part, options will become exercisable with respect to 25% of the total number of shares subject to the option twelve months after the date of grant and with respect to an additional 25% at the end of each twelve-month period thereafter on a cumulative basis during the succeeding three years. The plan was approved by the shareholders of the Company at the Annual Meeting of Shareholders held on June 22, 1995.

         A summary of transactions through June 30, 1995 follows:

                                                            1995
                                                           -------
                 Outstanding at January 1, 1995               -
                 Granted                                   167,000
                 Rescinded                                    -
                 Exercised                                    -
                                                           -------
                 Outstanding at end of period              167,000

             Price range of options outstanding
               at end of period                             $7.125

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenue of $7,231,494 for the three months ended June 30, 1995, was $3,489,300, or 93.2%, above the comparable 1994 level of $3,742,194. This increase in net revenue during the 1995 period compared to 1994 was attributable to revenue generated from Neuromed, Inc. which was acquired on March 31, 1995. Neuromed develops, manufactures and markets electronic neurostimulation devices used in the treatment of chronic severe pain. For the year ended October 31, 1994, Neuromed's net revenue was approximately $8 million. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements and Part II. - "Other Information." Net revenue of the Company's other products remained essentially unchanged during the three months ended June 30, 1995 compared to the same period a year ago. For the six months ended June 30, 1995, net revenue of $11,303,134 was $4,079,818, or 56.5%, above the comparable 1994 level of $7,223,316. This increase in net revenue during the 1995 period compared to 1994 was primarily attributable to revenue generated from the acquisition of Neuromed. Net revenue of the Company's other products increased approximately 8% during the six months ended June 30, 1995 compared to the same period a year ago primarily due to higher unit sales volume from the Company's cardiovascular products.

Management expects net revenue for the remaining two quarters of fiscal 1995 will increase compared to the same periods during 1994 as a result of the Neuromed acquisition. In addition, management expects that the Company will complete development of its MPS(TM) brand of myocardial protection system and family of related products and file for FDA market clearance under a pre-market notification ("510[k]") during mid-August 1995. Management would then plan to introduce the MPS system and related products to commercial markets in late 1995 or early 1996 upon the FDA's clearance of such products to market. There are no assurances that such clearance will be obtained or that it will be obtained without delay. Management believes that Neuromed and MPS should enhance the long-range growth objectives of the Company.

Cost of revenue as a percentage of net revenue decreased to 39.9% for the three months ended June 30, 1995, as compared to 53.9% for the same period a year ago, thereby resulting in an increase in gross profit margin. For the six months ended June 30, 1995, cost of revenue as a percentage of net revenue decreased to 43.4% as compared to 55.8% for the same period during 1994, thereby resulting in an increase in gross profit margin. This increase in gross profit margin for both periods during 1995 compared to 1994 was primarily attributable to the revenue generated from the acquisition of Neuromed discussed above, since Neuromed's products contribute higher gross profit margins than the Company's other existing product lines. Management expects the Company's overall gross profit margin for the remaining two quarters of fiscal 1995 will increase compared to the same period during 1994 as a result of the Neuromed products.

Marketing expense increased as a percentage of net revenue from 12.5% during the three months ended June 30, 1994, to 14.7% for the same period in 1995, and the dollar amount increased by approximately $598,000. Of such increase, approximately $439,000 was marketing expense of Neuromed. The remainder of the increase was primarily the result of additional salary and benefit expense from personnel additions, and increased travel, commission and convention expense. For the six months ended June 30, 1995, marketing expense increased as a percentage of net revenue to 14.1% compared to 12.3% for the same period during 1994, and the dollar amount increased by approximately $703,000. Of such increase, approximately $439,000 was marketing expense of Neuromed. The remainder of the increase was primarily the result of additional salary and benefit expense from personnel additions, and increased travel, commission and convention expense. Management anticipates hiring four additional direct salespersons during the second half of fiscal 1995 in preparation for the commercialization of the MPS System and related products upon the FDA's clearance of such products.

General and administrative expense increased approximately $378,000 during the three months ended June 30, 1995 compared to the same period in 1994, but as a percentage of net revenue, decreased from 20.7% during 1994 to 15.9% during the 1995 period. The increased expense during 1995 compared to 1994 was entirely attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles. For the six months ended June 30, 1995, general and administrative expense increased approximately $432,732 compared to the same period in 1994, but as a percentage of net revenues, decreased from 20.6% during 1994 to 17.0% during the 1995 period. This increase in expense for the six month period during 1995 compared to 1994 was primarily attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles.

Research and development expense (excluding purchased research and development discussed below) decreased as a percentage of net revenue from 24.1% during the three months ended June 30, 1994, to 19.5% for the same period in 1995, although the dollar amount increased by approximately
$507,000. For the six months ended June 30, 1995, research and development expense increased as a percentage of net revenue to 22.1% from 21.3% during the same period in 1994, and the dollar amount increased by approximately $955,000. During 1995, the Company continued development efforts on its MPS(TM) brand of myocardial protection system and related products. This innovative system consists of hardware and disposables that are designed to automate and systematize certain myocardial protection functions for the cardiovascular team. During the second quarter of fiscal 1995, the Company assembled beta (pre-production) units of MPS which are necessary for the validation testing needed for the 510(k) filing with the FDA. In a June 22, 1995 press release, the Company announced that its 510(k) submission on the MPS System would be delayed an additional month due to delays in completion of certain software modules of MPS which resulted in validation testing commencing later than was originally planned. Currently, substantially all of the validation testing is complete and the Company expects to file the 510(k) with the FDA during mid-August. However, the Company still believes that there is a high probability that it will receive 510(k) clearance prior to 1996 due, in part, to the recent improved FDA 510(k) review times. Again, there are no assurances that such clearance will be obtained or that it will be obtained without delay. Part of the increase in research and development expense for both the three months and six months ended June 30, 1995 was research and development expense of Neuromed, approximately $182,000. The remainder of the increase during the first half of 1995 compared to 1994 was primarily the result of additional salary and contract labor expense from personnel additions and increased consulting expense. Management expects research and development expenditures for the remainder of fiscal 1995 will decrease to approximately $1.4 million from the first half of fiscal 1995's level of $2.5 million, reflecting completion of the development of MPS. On January 31, 1995, the Company received its first patent on MPS and has three additional patent applications pending that can offer further protection.

On March 31, 1995, the Company acquired for $15.2 million cash (excluding $927,000 of related acquisition costs) and 833,333 shares of Quest common stock, all of the capital stock of Neuromed, Inc. An additional cash payment of approximately $203,000 was made during June 1995 relating to a purchase price adjustment. See Note 2 of the Notes to Condensed Consolidated Financial Statements. Approximately $10,500,000 of the purchase price was attributable to in- process research and development which resulted in a charge to expense, with no related tax benefit, during the three months ended June 30, 1995. As a result, the loss from operations increased from approximately $415,000 for the three months ended June 30, 1994, to $9,775,000 for the same period during 1995. Adjusting for this charge, the Company generated earnings from operations of $725,000 for the three months ended June 30, 1995, reflecting the positive impact of the Neuromed acquisition. For the six months ended June 30, 1995, the loss from operations increased to $10,112,000 from $719,000 during the same period during 1994. Adjusting for the charge discussed above, the Company generated earnings from operations of $388,000 for the six months ended June 30, 1995, reflecting the positive impact of the Neuromed acquisition. Based on Neuromed's recent and historical results of operations, management believes that the Neuromed acquisition will continue to favorably impact earnings from operations for the remainder of fiscal 1995 as compared to the same periods during 1994 although there can be no assurances that such improvements will occur.

Other income decreased from approximately $58,000 during the three months ended June 30, 1994, to an expense of approximately $473,000 during the same period in 1995. For the six months ended June 30, 1995, other income decreased to an expense of approximately $501,000 compared to income of approximately $178,000 during the comparable 1994 period. This decrease during both periods of 1995 compared to 1994 was primarily the result of increased interest expense. The Company incurred $15 million of long-term indebtedness on March 31, 1995, which was used to fund the cash payment of the Neuromed acquisition. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Also contributing to the higher interest expense was the fact that overall interest rates on borrowed money were higher during 1995 as compared to 1994. In addition, both periods during 1995 compared to 1994 reflected lower interest income due to reduced funds available for investment and lower gains recognized on the sale of the Company's investments.

As a consequence of the Neuromed acquisition and the incurrence of $15 million in long-term indebtedness, interest expense will increase for the remaining periods of fiscal 1995 compared to the same periods during 1994. At June 30, 1995, such indebtedness bore interest at the rate of 9.49%. Since the Company has limited opportunity to fix the rate of interest on such indebtedness, the rate of interest will float and thereby subject the Company to the risk of higher interest rates, which could have a detrimental impact on net earnings.

The net loss increased from approximately $357,000 for the three months ended June 30, 1994 to approximately $10,249,000 during the same period in 1995 as a result of the aforementioned charge for purchased research and development of $10,500,000 in connection with the Neuromed acquisition. Adjusting for this charge, net income for the three months ended June 30, 1995 would be $251,000. For the six months ended June 30, 1995, the net loss increased to approximately $10,613,000 compared to a loss during the same period in 1994 of $540,000 as a result of the charge for purchased research and development. Adjusting for this charge, the net loss for the six months ended June 30, 1995 would be $113,000.

During April 1994, the Board of Directors approved a 3% stock dividend. The distribution date was May 23, 1994, for stockholders of record as of May 6, 1994. The weighted average number of weighted average common shares outstanding used in computing the loss per share for the three months and six months ended June 30, 1994, were increased to retroactively reflect the stock dividend. Primary and fully diluted loss per share for the three months and six months ended June 30, 1995 are based upon 6,175,188 and 5,738,825 common and common equivalent shares outstanding, respectively. Primary and fully diluted loss per share for the three months and six months ended June 30, 1994 are based upon 5,245,159 and 5,240,490 weighted average common shares outstanding, respectively.

LIQUIDITY AND FINANCIAL POSITION

Cash, cash equivalents and marketable securities totaled $4,706,500 at June 30, 1995, a decrease of $556,000 from 1994 year-end. Working capital (current assets less current liabilities) was $10,812,000 with a current ratio of 2.88 to 1 at June 30, 1995.

On March 31, 1995, the Company acquired all of the outstanding capital stock of Neuromed, Inc. The Company paid $15.2 million cash, 833,333 shares of Quest common stock, and agreed to pay contingent consideration of up to $6 million over the next two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. The contingent consideration may be paid in a combination of cash and additional shares of Quest common stock. The Company also, during June 1995, paid an additional cash payment of approximately $203,000 relating to a purchase price adjustment. On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A., which provided $15 million of senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price, and a working capital line of up to $5 million. Amortization of the senior term debt is $1,950,000 per year for the first and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate may be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At June 30, 1995, the Company had an outstanding principal balance of $14,512,500 under the senior term debt, including a current portion of $1,950,000 with a weighted average interest rate of 9.49%. At June 30, 1995, the Company had borrowings under the working capital line of $4,200,000 with a weighted average interest rate of 9.09%.

The acquisition of Neuromed significantly altered the debt structure of the Company. Management believes, however, that its current cash, cash equivalent and marketable securities, its working capital line, and funds generated from the combined operations will be sufficient to service the acquisition-related debt and satisfy normal cash operating requirements.

The Company's investment strategy is to maximize its dividend and interest yields on cash not currently employed in operating activities by investing in highly liquid investments. As such, the Company's current investment portfolio consists primarily of interests in publicly traded real estate investment trusts and publicly traded investment grade corporate preferred stocks (which qualify for 70% dividend exclusion for tax purposes). These investments generally yield higher returns than certificates of deposit or treasury bills, but with a higher market value exposure to interest rate risk. Tightening of the monetary policy by the Federal Reserve during 1994 to moderate economic growth and thus thwart inflation pressures led to a significant rise in both short-term and long-term interest rates, thereby negatively affecting the value of interest-sensitive investments. Consequently, at December 31, 1994, the Company's investment portfolio had declined in value by approximately $918,000. As required by FAS 115, this decline is reflected as a decrease in stockholders' equity through the component entitled "unrealized loss on marketable securities." During the first half of fiscal 1995, interest rates have fallen, resulting in an increase in the value of the Company's portfolio of $444,000, thereby decreasing the unrealized loss component of stockholders' equity to $474,000 at June 30, 1995. During the first half of fiscal 1995, the Company was a net seller of marketable securities in the amount of approximately $1,223,000. The Company's investment strategy has realized gains on its investments of over $1 million during the past three fiscal years while continuously realizing higher interest and dividend yields compared to certificates of deposit or treasury bills. At June 30, 1995, no individual security represented more than 10% of the total portfolio or 1 1/4% of total assets. The Company's investment policies prohibit the use of derivative financial instruments.

The company spent approximately $995,000 for additions to property, plant and equipment during the six months ended June 30, 1995, most of which were for manufacturing toolings and equipment for the myocardial protection products the Company is developing. Management expects capital expenditures for the remainder of fiscal 1995 will approximate $200,000.

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

                                    PART II

                               OTHER INFORMATION




ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1995 Annual Meeting of Shareholders ("Annual Meeting") on June 22, 1995 at the Company's corporate office in Allen, Texas. The meeting was adjourned and continued on June 26, 1995. At the Annual Meeting the following matters were voted on and approved:

                                                                                                    VOTES
                                                    VOTES FOR             VOTES AGAINST           ABSTAINED
         PROPOSAL                               NOMINEE/PROPOSAL        NOMINEE/PROPOSAL        OR NOT VOTED
         --------                               ----------------        ----------------        ------------
1)       Election of
         seven directors
         for a one-year term.

         Linton E. Barbee                         5,063,296                 20,631                   --
         Willliam N. Borkan                       5,063,250                 20,677                   --
         Robert C. Eberhart                       5,063,296                 20,631                   --
         John A. Gula                             5,063,296                 20,631                   --
         Hugh M. Morrison                         5,063,296                 20,631                   --
         Thomas C. Thompson                       5,063,186                 20,741                   --
         Michael J. Torma                         5,063,296                 20,631                   --

2)       Approval of the
         Quest Medical, Inc.
         1995 Stock Option
         Plan.                                    4,815,930                235,776               32,221

There were present at the Annual Meeting in person or by proxy, shareholders holding 5,083,927 shares, or approximately 82.3% of the eligible voting shares.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27  Financial Data Schedule

         (b) (1)  The Company filed a current report on Form 8-K, dated
                  April 13, 1995, reporting pursuant to Item 2. "Acquisition or Disposition of Assets," that on March 31, 1995, pursuant to the terms of an Agreement for the Purchase and Sale of All of the Issued Capital Stock of Neuromed, Inc. between the Company and Mr. William Borkan, dated February 10, 1995, the
                  Company
         acquired all of the issued and outstanding capital stock of Neuromed, Inc. ("Neuromed"), all of which was held by Mr. Borkan and his brother, Burt Borkan. The assets of Neuromed consist principally of accounts receivable; inventory; equipment, furniture and other fixed assets; and United States and foreign patents, trademarks and other intellectual property. In addition, Neuromed leases approximately 18,000 square feet in an office and manufacturing facility in Davie (Ft. Lauderdale), Florida.

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

(2) The Company filed a current report on Form 8-K/A, Amendment No. 1 to Form 8-K, dated June 12, 1995, which amended Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" of the Company's Form 8-K dated April 13, 1995. This amendment on Form 8-K/A provided the financial statements of Neuromed, Inc. and the pro forma financial information of Neuromed, Inc. required by Item 310(a) of Regulation of S-B.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           QUEST MEDICAL, INC.



DATE:  AUGUST 11, 1995                     BY: /S/ F. ROBERT MERRILL III
                                              -------------------------------
                                              F. ROBERT MERRILL III
                                              VICE PRESIDENT FINANCE/
                                              TREASURER

                                EXHIBIT INDEX

Exhibit
Number                  Description
-------                 -----------
  27               Financial Data Schedule