Form 10QSB
period 1995-09-30
QUEST MEDICAL INC
filed 1995-11-14
CIK 351721

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

   X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------                 SECURITIES EXCHANGE ACT 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


-------      TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ---------
Commission file number 0-10521

                              QUEST MEDICAL, INC.
                       ------------------------------
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

                                 (214) 390-9800
                -----------------------------------------------
                (Issuer's Telephone Number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X       NO
    -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                            NUMBER OF SHARES OUTSTANDING AT
      TITLE OF EACH CLASS                          NOVEMBER 13, 1995
  ----------------------------              -------------------------------
  COMMON STOCK, $.05 PAR VALUE                         7,754,121

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

         PART I.          FINANCIAL INFORMATION                                                      2


                          Condensed Consolidated Balance Sheets
                            September 30, 1995 and December 31, 1994                               3-4


                          Condensed Consolidated Statements of Operations
                            For the Three Months and Nine Months
                            ended September 30, 1995 and 1994                                        5


                          Condensed Consolidated Statements of Cash Flows
                            For the Nine Months ended
                            September 30, 1995 and 1994                                              6


                          Condensed Consolidated Statements of Stockholders,
                            Equity                                                                   7


                          Notes to Condensed Consolidated
                            Financial Statements                                                  8-16


                          Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                                           17-21


         PART II.         OTHER INFORMATION                                                         22


                          Item 6. Exhibits and Reports on
                            Form 8-K                                                                22

         SIGNATURES                                                                                 23

                                     PART I


                             FINANCIAL INFORMATION

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                1995                   1994
ASSETS                                                                       (UNAUDITED)
------                                                                       ------------          -------------
Current assets:
   Cash and cash equivalents                                                 $    255,996          $      87,963
   Marketable securities                                                        3,401,674              5,174,470
   Receivables:
     Trade accounts, less allowance for doubtful accounts of $114,337
       in 1995 and $14,337 in 1994                                              3,869,120              1,671,684
    Interest and other                                                            226,602                172,969
                                                                             ------------          -------------
         Total receivables                                                      4,095,722              1,844,653
                                                                             ------------          -------------
   Inventories:
     Raw materials                                                              2,404,364              1,322,498
     Work-in-process                                                            1,157,524                580,432
     Finished goods                                                             2,988,508              2,084,522
                                                                             ------------          -------------
         Total inventories                                                      6,550,396              3,987,452
                                                                             ------------          -------------
   Prepaid expenses and other current assets                                    1,033,520                484,406
                                                                             ------------          -------------
         Total current assets                                                  15,337,308             11,578,944
                                                                             ------------          -------------
Property, plant and equipment:
   Land                                                                         1,930,289              1,930,289
   Building                                                                     5,223,693              5,215,454
   Leasehold improvements                                                          43,522                 43,522
   Furniture and fixtures                                                       2,874,048              2,587,738
   Machinery and equipment                                                      3,819,417              2,722,868
                                                                             ------------          -------------
                                                                               13,890,969             12,499,871

   Less accumulated depreciation and
      amortization                                                              3,541,331              2,867,453
                                                                             ------------          -------------
         Net property, plant and equipment                                     10,349,638              9,632,418
                                                                             ------------          -------------
Cost in excess of net assets acquired, net of
    accumulated amortization of $226,298 in 1995
     and $99,550 in 1994                                                        9,052,419                913,656
Patents, net of accumulated amortization of
    $1,029,316 in 1995 and $857,965 in 1994                                     1,346,083              1,517,434
Purchased technology from acquisitions, net of
    accumulated amortization of $334,254 in 1995
    and $163,007 in 1994                                                        4,363,746                534,993
Tradenames, net of accumulated amortization
    of $62,500 in 1995                                                          2,437,500                     --
Deferred income taxes                                                           2,083,426                     --
Other assets, at cost, less accumulated amortization
    of $170,667 in 1995 and $141,167 in 1994                                      450,538                 57,464
                                                                             ------------          -------------
                                                                             $ 45,420,658          $  24,234,909
                                                                             ============          =============


    See accompanying notes to condensed consolidated financial statements

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  1995                  1994
LIABILITIES AND STOCKHOLDERS' EQUITY                                           (UNAUDITED)
------------------------------------                                          ------------           ------------

Current liabilities:
   Accounts payable                                                           $ 1,551,497            $   951,208
   Loans payable and current maturities
     of notes payable                                                           3,687,307              2,759,241
   Accrued salary and employee benefit costs                                      750,453                392,397
   Accrued relocation                                                             812,620                      -
   Other accrued expenses                                                         405,205                 65,393
                                                                              -----------            -----------
         Total current liabilities                                              7,207,082              4,168,239
                                                                              -----------            -----------
Notes payable                                                                  20,661,998              4,123,853
Deferred income taxes                                                           2,220,173                 11,837

Stockholders' equity:
   Common stock of $.05 par value.  Authorized
       10,000,000 shares; issued 8,082,102 shares
       in 1995 and 7,982,498 in 1994                                              404,105                399,125
   Additional paid-in capital                                                  26,602,687             19,514,171
   Retained (deficit) earnings                                                 (7,728,647)             2,794,118
   Unrealized loss on marketable securities                                      (325,715)              (917,634)
   Cost of common shares in treasury;
       1,672,238 shares in 1995 and
       2,705,816 shares in 1994                                                (3,621,025)            (5,858,800)
                                                                              -----------            -----------
         Total stockholders' equity                                            15,331,405             15,930,980

Contingencies
                                                                              -----------            -----------

                                                                              $45,420,658            $24,234,909
                                                                              ===========            ===========


    See accompanying notes to condensed consolidated financial statements

                    QUEST MEDICAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                  ---------------------------       ------------------------------
                                                    1995            1994              1995              1994


Net revenue                                       $6,818,923       $3,457,971       $ 18,122,057       $10,681,287
Cost of revenue                                    2,850,038        1,829,406          7,760,528         5,857,218
                                                  ----------       ----------       ------------       -----------
        Gross profit                               3,968,885        1,628,565         10,361,529         4,824,069
                                                  ----------       ----------       ------------       -----------
Operating expenses:
  Marketing                                        1,158,818         494, 293          2,752,388         1,384,726
  General and administrative                       1,120,697          775,311          3,038,450         2,260,332
  Research and development                         1,145,863          870,313          3,639,506         2,409,169
  Non-recurring charge                                    --               --         10,500,000                --
                                                  ----------       ----------       ------------       -----------
                                                   3,425,378        2,139,917         19,930,344         6,054,227
                                                  ----------       ----------       ------------       -----------
        Earnings (loss) from operations              543,507         (511,352)        (9,568,815)       (1,230,158)

Other income (expense):
  Interest expense                                  (552,002)        (155,238)        (1,282,973)         (407,962)
  Interest and other income                           67,674          127,850            285,630           391,485
  Gain on sale of marketable securities               31,362           49,984             43,393           217,435
                                                  ----------       ----------       ------------       -----------
                                                    (452,966)          22,596           (953,950)          200,958
                                                  ----------       ----------       ------------       -----------

        Earnings (loss) before income taxes           90,541         (488,756)       (10,522,765)       (1,029,200)

Income taxes                                              --               --                 --                --
                                                  ----------       ----------       ------------       -----------
        Net earnings (loss)                       $   90,541       $ (488,756)      $(10,522,765)      $(1,029,200)
                                                  ==========       ==========       ============       ===========
Net earnings (loss) per common and
   common equivalent share                        $      .01       $     (.09)      $      (1.69)      $      (.20)
                                                  ==========       ==========       ============       ===========
Weighted average number of common and common
   equivalent shares used in computing
   earnings (loss) per share                       7,158,275        5,269,001          6,211,975         5,250,114
                                                  ==========       ==========       ============       ===========



     See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                1995                    1994
                                                                            ------------              -----------
Cash flows from operating activities:
  Net loss                                                                  $(10,522,765)             $(1,029,200)
                                                                            ------------              -----------
  Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation and amortization                                            1,317,294                  826,989
       Purchased research and development                                     10,500,000                       --
       Gain on sale of assets and marketable
        securities                                                               (47,373)                (228,787)
      Changes in assets and liabilities, net of assets acquired
        and liabilities assumed:
          Receivables                                                           (728,839)                 199,560
          Inventories                                                           (906,745)                 222,969
          Prepaid expenses and other assets                                     (549,370)                (282,196)
          Accounts payable                                                       (21,029)                 (69,025)
          Other                                                                   11,556                       --
          Accrued expenses                                                       149,025                 (149,379)
                                                                            ------------              -----------
           Total adjustments                                                   9,724,519                  520,131
                                                                            ------------              -----------
           Net cash used by operating activities                                (798,246)                (509,069)
                                                                            ------------              -----------

Cash flows from investing activities:
 Purchases of marketable securities                                           (1,129,896)              (6,660,236)
 Proceeds from sales of marketable securities                                  3,538,126                6,464,332
 Receivable due from broker/dealer                                                    --                  637,390
 Acquisition of Neuromed, Inc.                                               (15,947,338)                      --
 Additions to property, plant and equipment                                   (1,313,422)                (979,447)
 Net proceeds from sale of assets                                                  6,626                   18,524
                                                                            ------------              -----------
           Net cash used by investing activities                             (14,845,904)                (519,437)
                                                                            ------------              -----------

Cash flows from financing activities:
 Exercise of stock options                                                       314,210                  137,047
 Proceeds from short-term obligations                                            597,787                1,583,675
 Proceeds of long-term debt                                                   16,900,000                  106,978
 Payment of short-term obligations                                              (474,433)                (942,894)
 Payment of long-term debt                                                    (1,057,143)                 (89,582)
 Debt issuance costs                                                            (468,767)                      --
 Issuance of treasury stock                                                          529                       --
                                                                            ------------              -----------
           Net cash provided by financing activities                          15,812,183                  795,224
                                                                            ------------              -----------

Net increase (decrease) in cash and cash equivalents                             168,033                 (233,282)
Cash and cash equivalents at beginning of period                                  87,963                  594,448
                                                                            ------------              -----------
Cash and cash equivalents at September 30                                   $    255,996              $   361,166
                                                                            ============              ===========



           See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                    Unrealized                      Total
                                        Common Stock        Additional   Retained    loss on                        stock-
                                     -------------------     paid-in     earnings    marketable      Treasury       holders'
                                     Shares       Amount     capital     (deficit)   securities        stock        equity

Balance at December 31, 1991        7,639,668   $  381,983  $17,935,461  $ 4,420,328  $        --   $(5,691,507)  $17,046,265
   Shares issued upon exercise
     of stock options                 231,875       11,594      359,351           --           --            --       370,945
   Purchase of 29,519 common
     shares, at cost                       --           --           --           --           --      (160,687)     (160,687)
   Tax effect of stock option
     exercise                              --           --      189,219           --           --            --       189,219
   Net earnings                            --           --           --      193,613           --            --       193,613
                                    ---------   ----------  -----------          ---   ----------   -----------   -----------

Balance at December 31, 1992        7,871,543      393,577   18,484,031    4,613,941           --    (5,852,194)   17,639,355
   Shares issued upon exercise
     of stock options                  67,898        3,395      116,361           --           --            --       119,756
   Purchase of 100,000
     common shares, at cost                --           --           --           --           --      (349,004)     (349,004)
   Issuance of 1,490
     common shares                         --           --           --           --           --         7,402         7,402
   Tax effect of stock option
     exercise                              --           --      187,236           --           --            --       187,236
   Adjustment to unrealized losses
     on marketable securities              --           --           --           --     (169,308)           --      (169,308)
   Net earnings                            --           --           --      816,345           --            --       816,345
                                    ---------   ----------  -----------  -----------  -----------   -----------    ----------

Balance at December 31, 1993        7,939,441      396,972   18,787,628    5,430,286     (169,308)   (6,193,796)   18,251,782
   Shares issued upon exercise
     of stock options                  43,057        2,153      134,894           --           --            --       137,047
   Issuance of 1,882 common shares
     from treasury                         --           --        5,595           --           --         4,075         9,670
   Adjustment to unrealized losses
     on marketable securities              --           --           --           --     (748,236)           --      (748,236)
   Stock dividend                          --           --      586,054     (916,975)          --       330,921            --
   Net loss                                --           --           --   (1,719,193)          --            --    (1,719,193)
                                    ---------   ----------  -----------  -----------  -----------   -----------    ----------

     Balance at December 31, 1994   7,982,498      399,125   19,514,171    2,794,118     (917,634)   (5,858,800)   15,930,980

   Shares issued upon exercise
     of stock options                  99,604        4,980      308,015           --           --            --       312,995
   Issuance of 245 common shares
     from treasury                         --           --        1,216           --           --           529         1,745
   Adjustment to unrealized losses
     on marketable securities              --           --           --           --      591,919            --       591,919
   Issuance of 1,033,333 common
     shares from treasury for              --           --    6,779,285           --           --     2,237,246     9,016,531
     acquisition                           --           --
   Net loss                                --           --           --  (10,522,765)          --            --   (10,522,765)
                                    ---------   ----------  -----------  -----------  -----------   -----------   -----------

     Balance at September 30, 1995
         (Unaudited)                8,082,102   $  404,105  $26,602,687  $(7,728,647)  $ (325,715)  $(3,621,025) $15,331,405
                                    =========   ==========  ===========  ===========   ==========   ===========  ===========


         See accompanying notes to condensed consolidated financial statements

                     QUEST MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      CONDENSED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-KSB. The results of operations for periods ended September 30 are not necessarily indicative of operations for the full year.

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

                 Supplemental cash flow information for the three months and nine months ended September 30, 1995 and 1994 is presented below:

                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                  -----------------------       ------------------------
                                                    1995           1994           1995           1994
                                                  --------        -------       ---------       --------
                 Income taxes paid                $     --        $    --      $       --       $     --
                                                  ========        =======      ==========       ========

                 Interest paid                    $533,046        $94,995      $1,232,999       $344,356
                                                  ========        =======      ==========       ========


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

                 The following is a summary of available-for-sale securities at September 30, 1995:

                                                                       Gross            Gross
                                                                    Unrealized       Unrealized     Estimated
                                                        Cost           Gains           Losses       Fair Value
                                                     -----------     ---------         ------       ----------

                 Investment grade preferred
                    securities                       $   983,620       $  2,500        $112,989    $   873,131
                 Utility stocks                          159,138             --          19,638        139,500
                 Real estate investment trusts         1,404,392         13,264         106,780      1,310,876
                 Publicly traded limited
                    partnerships                         506,447             --          33,855        472,592
                 Other                                   673,792          8,263          76,480        605,575
                                                      ----------        -------        --------     ----------
                                                      $3,727,389        $24,027        $349,742     $3,401,674
                                                      ==========        =======        ========     ==========


                 At September 30, 1995, no individual security represented more than 10% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at September 30, 1995.

         (E)     INVENTORIES

                 Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out (FIFO) basis.

         (F)     PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized; maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

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


                                      9                              (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (G)     COSTS IN EXCESS OF NET ASSETS ACQUIRED

                 The excess of costs over the net assets of businesses acquired is amortized on a straight line basis over the estimated useful lives of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At September 30, 1995, the Company does not believe there has been any impairment of its intangible assets. Amortization expense was $66,939 and $10,683 for the three months ended September 30, 1995 and 1994, respectively, and $126,748 and $30,070 for the nine months ended September 30, 1995 and 1994, respectively.

         (H)     PATENTS

                 Cost of purchased patents is amortized on a straight-line basis over the estimated useful lives (4 to 14 years) of such patents. Amortization expense was $57,117 and $57,117 for the three months ended September 30, 1995 and 1994, respectively, and $171,351 and $171,351 for the nine months ended September 30, 1995 and 1994, respectively. The cost and accumulated amortization of fully amortized patents are removed from the accounts.

                 Costs of patents which are the result of internal development are charged to current operations.

         (I)     PURCHASED TECHNOLOGY RELATED TO ACQUISITIONS

                 The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful lives (10 to 15 years) of such technology. Amortization expense was $79,304 and $12,638 for the three months ended September 30, 1995 and 1994, respectively, and $171,247 and $37,913 for the nine months ended September 30, 1995 and 1994, respectively.

         (J)     TRADENAMES

                 The cost of purchased tradenames is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (20 years) of such tradenames. Amortization expense was $31,250 and $62,500 for the three and nine months ended September 30, 1995, respectively. No amortization expense was recorded during the three months and nine months ended September 30, 1994.

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





                                     10                              (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         (L)     EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                 During April 1994, the Board of Directors approved a 3% stock dividend. The distribution date was May 23, 1994 for shareholders of record as of May 6, 1994. The weighted average number of common and common equivalent shares outstanding used in computing the loss per share for the nine months ended September 30, 1994 were increased to retroactively reflect the 3% stock dividend.

                 Earnings (loss) per share for the three months and nine months ended September 30, 1995 are based upon 7,158,275 and 6,211,975 weighted average common and common equivalent shares outstanding, respectively. Loss per share for the three months and nine months ended September 30, 1994 are based upon 5,269,001 and 5,250,114 weighted average common shares outstanding, respectively.

(2)      ACQUISITION

         On March 31, 1995, the Company acquired for $15,403,263 cash (including $203,263 paid in June 1995 as a purchase price adjustment, and excluding $1,012,841 of related acquisition and financing costs) and 833,333 shares of Quest common stock valued at $6,458,331, all of the capital stock of Neuromed, Inc. ("Neuromed"), a privately held corporation located in Fort Lauderdale, Florida. The transaction also provided for contingent consideration over the next two years, payable in a combination of cash and additional shares of Quest common stock in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. Financing for the cash portion of the purchase price was provided by NationsBank of Texas, N.A. (See
         Note 3.)

         In July 1995, the sales objectives for 1995 were reached which triggered a liability for the 1995 contingent consideration payments with regard to the Neuromed acquisition. The Company recorded the additional "earn-out" consideration of 200,000 shares of Quest common stock valued at $2,558,200 and a $1.5 million liability (payable in cash in January 1996). In addition, in September 1995, the Company amended certain terms of the acquisition agreement whereby the Company agreed to accelerate issuance of the 200,000 shares for the 1995 earn-out and the seller relinquished certain rights from the previous agreement. The amended agreement sets the 1996 contingent consideration, payable in January 1997, at a cash payment equal to $3,370,000, if earned.

         Neuromed develops, manufactures, and markets electronic neurostimulation devices for treatment of chronic severe pain. Neuromed's revenues for the fiscal year ended October 31, 1994, were approximately $8.0 million.

         The acquisition was accounted for by the purchase method of accounting. The allocation of the purchase price among identifiable tangible and intangible assets was based upon a risk adjusted income approach. The cost in excess of net assets acquired is being amortized on a straight line basis over twenty years.

         Purchased in-process research and development was identified and valued through extensive interviews and analysis of data concerning Neuromed's products under development. Expected future cash flows for products under development were


                                     11                              (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         discounted taking into account economic risks associated with the inherent difficulties and uncertainty in completing the products, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets. This resulted in $10,500,000 of purchased research and development which had not yet achieved technological feasibility and does not have alternative uses. Therefore, in accordance with generally accepted accounting principles, the $10,500,000, with no related tax benefit, was charged to expense during the nine month period ended September 30, 1995.

         The preliminary purchase price allocation for the acquisition of Neuromed, as of September 30, 1995 is summarized below:

         Tradenames                                                   $ 2,500,000
         Purchased technology                                           4,000,000
         Cost in excess of net assets acquired                          8,265,510
         Purchased research and development                            10,500,000
         Net tangible assets acquired                                   1,198,358
                                                                      -----------
                                                                      $26,463,868
                                                                      ===========

         The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary amounts recorded. In connection with the purchase, the Company determined that the operations of Neuromed will be relocated to the Company's facility in Allen, Texas by the end of the first quarter of 1996. As such, $850,000 of estimated costs of the relocation were recorded during the third quarter of 1995 as an adjustment to cost in excess of net assets acquired.

         The following unaudited pro forma summary presents the results of operations as if the acquisition had occurred on January 1, 1994. The pro forma operations information for the nine month period ended September 30, 1994 includes the non-recurring charge of $10,500,000 related to purchased in-process research and development which is expensed at the date of acquisition. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Quest Medical, Inc. and of Neuromed, Inc. will be combined from the effective date of the acquisition forward, with no retroactive restatement.


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ----------------------------
                                                   1995             1994
                                                   ----             ----

         Revenue                                $ 20,529,356     $ 16,176,186
                                                ============     ============
         Income (loss) from operations             1,847,148      (10,807,548)
                                                ============     ============
         Net income (loss)                           167,220      (11,660,010)
                                                ============     ============
         Net income (loss) per common
           and common equivalent share          $        .02     $      (1.92)
                                                ============     ============


                                      12                             (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)      CURRENT AND LONG-TERM DEBT/CREDIT LINES

         On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A. (the "Loan Agreement"). The Loan Agreement provided for $15 million in senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price (See Note 2), and a working capital line of up to $5 million. Amortization of the senior term debt is $1,950,000 per year for the first and second years, $3,250,000 per year for the third and fourth years, and $2,600,000 for the fifth year, with a $2,000,000 balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 50 basis points, or at the Company's option, LIBOR plus 200 basis points. The interest rate can vary based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation, and amortization). At September 30, 1995, the Company had an outstanding principal balance of $14,025,000 under the senior term debt, including a current portion of $1,950,000, with a weighted average interest rate of 8.51%. At September 30, 1995, the Company had borrowings under the working capital line of $4,550,000 with a weighted average interest rate of 7.90%. The Company intends to reduce its senior term debt to $2.0 million after applying net proceeds from a public offering to repay $11,862,500 of such debt.
         See Note 10.

         The aforementioned facilities with NationsBank are secured by certain of the Companys assets, including without limitation, accounts receivable, inventory, equipment, furniture and other fixed assets, patents, trademarks and other intangible property, and the Neuromed common stock, but excluding marketable securities in excess of $2 million, and excluding the real property, building, and equipment financed in 1993 by MetLife Capital Corporation. The Company is subject to certain covenants related to the NationsBank debt. Significant covenants include the maintenance of a minimum current ratio, ratio of debt to net worth (as defined) and restrictions on the payment of cash dividends to 25% of annual net earnings.

         On December 28, 1993, the Company entered into two agreements with MetLife Capital Corporation for long-term financing on the Company's facility located in Allen, Texas in the amount of $4,248,093 and during March 1994, amended the second agreement which provided an additional $106,978 in financing. This brought the total long-term financing by MetLife Capital Corporation to $4,355,071. The first agreement, in the amount of $3,000,000, is related to the Allen facility building. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 10-year Treasury Bill rate plus 300 basis points. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. At September 30, 1995, the Company had not exercised its option to fix the rate and the principal balance of the note was $2,967,658 including a current portion of $10,950. The interest rate in effect at September 30, 1995 was 8.80%. The loan is collateralized by the Allen facility building and land. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings purchased for the Allen facility. This loan bears interest at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points, or the Company has the option at any time from closing through the first 24 months, to fix the rate based on the 5-year Treasury Bill


                                      13                             (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         rate plus 250 basis points. This note has a 10-year amortization. At September 30, 1995, the Company had not exercised its option to fix the rate under this loan and the principal balance of the note was $1,183,294 including a current portion of $103,004. The interest rate in effect at September 30, 1995 was 8.30%. This loan is collateralized by the equipment and furnishings purchased with the proceeds.

         At September 30, 1995, the Company had a 8.25% note payable for $123,353. This note was secured by certain of the Company's investments, held by the investment company, which had a carrying value of $905,100. Borrowings under this note is restricted to 50% of the market value of certain of the Company's investments held by the investment company. At September 30, 1995, the amount available for additional borrowing under this note was $329,197.

         At September 30, 1995, the Company had a note payable in the amount of $1,500,000 related to "earn-out" consideration for Neuromed, Inc.
         (See Note 2.) The note is due in January 1996 and is non-interest bearing.

(4)      FEDERAL INCOME TAXES

         During the nine months ended September 30, 1995, the Company eliminated the valuation allowance for deferred tax assets that was recorded in prior years of $1,745,090. The elimination of the valuation allowance was recorded as a reduction of costs in excess of net assets acquired because the reduction resulted from the acquisition of Neuromed, Inc.

(5)      COMMITMENTS AND CONTINGENCIES

         In conjunction with the acquisition of Neuromed, Inc. on March 31, 1995, the Company assumed a noncancelable lease for approximately 18,000 square feet of office and manufacturing space in Davie (Ft. Lauderdale), Florida. The lease, which expires on February 28, 1996, has a monthly rental payment of $11,236. The lease contains a renewal option.

         In addition, the Company rents certain autos under the terms of noncancelable leases. As of September 30, 1995, future minimum rental payments under noncancelable auto leases and the aforementioned facility lease are $36,789 in 1995, $28,946 in 1996, and $3,016 in
         1997. Total rent expense under operating leases for the three months ended September 30, 1995 and 1994 was $36,789 and $9,167, respectively, and $84,459 and $29,214 for the nine months ended September 30, 1995 and 1994, respectively.

         The Company is also involved in various lawsuits and claims occurring in the normal course of business, the ultimate disposition of which management believes will not have a material adverse effect upon the Company's business or consolidated financial position.

(6)      FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

         Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company places its cash investments primarily in publicly traded investment grade preferred securities, utility






                                      14                             (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

(7)      EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $25,050 and $24,750 for the three months ended September 30, 1995 and 1994, respectively, and $75,150 and $74,250 for the nine months ended September 30, 1995 and 1994, respectively.

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


                                      15                             (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9)      STOCK OPTION PLAN

         Effective March 30, 1995, the Board of Directors adopted the Quest Medical, Inc. 1995 Stock Option Plan ("the Plan"). The total number of shares of Common Stock issuable under the Plan is 250,000. Officers or other key employees of the Company are eligible to receive stock option grants under the Plan. The per share exercise price of each option is determined by the Stock Option Committee of the Board of Directors, but in no event is less than the Fair Market Value of the Common Stock at the time the option is granted. Generally, each option will be for a term of not less than five years nor more than ten years from the date of grant. Vesting of the options will be determined by the Stock Option Committee, although for the most part, options will become exercisable with respect to 25% of the total number of shares subject to the option twelve months after the date of grant and with respect to an additional 25% at the end of each twelve-month period thereafter on a cumulative basis during the succeeding three years. The plan was approved by the shareholders of the Company at the Annual Meeting of Shareholders held on June 22, 1995.

         A summary of transactions through September 30, 1995 follows:

                                                                                        1995
                                                                                      --------

                          Granted                                                      207,000
                                                                                       -------
                          Outstanding at end of period                                 207,000
                                                                                       =======

                          Price range of options
                          outstanding at end of period                        $7.125 - $12.125

(10)     SUBSEQUENT EVENT - SALE OF COMMON STOCK

         On November 15, 1995, the Company expects to close the sale of 1,316,667 shares of common stock. The estimated net proceeds to the Company are $11.86 million, after deducting estimated underwriters' discounts and commissions and estimated offering expenses payable by the Company. In addition, the Company may also receive up to an additional $3.37 million if the over-allotment option of 360,000 shares granted to the underwriters, is exercised. The Company intends to use the net proceeds to repay as much as possible of the $13.86 million of senior term bank indebtedness outstanding at October 31, 1995, which was incurred in March 1995 in connection with the Neuromed acquisition, and if the over-allotment option is exercised, as much of its working capital line of credit as possible.


                                      16                             (Continued)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND
1994

REVENUES. Net revenue of $6.82 million for the three months ended September 30, 1995 was $3.36 million, or 97.1% above the level for the comparable 1994 period of $3.46 million. This increase in net revenue during the 1995 period compared to 1994 was primarily attributable to revenue generated by Neuromed, Inc. ("Neuromed") which was acquired on March 31, 1995. Neuromed develops, manufactures and markets a line of electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Net revenue from sales of the Company's other products increased 3.8% during the three months ended September 30, 1995 compared to the same period a year ago, primarily due to higher unit sales volume from the Company's cardiovascular products. Net revenue of $18.12 million for the nine months ended September 30, 1995 was $7.44 million, or 69.7% above the level for the comparable 1994 period of $10.68 million. This increase in net revenue during the first nine months of 1995 compared to the same period during 1994 was primarily attributable to revenue generated by Neuromed. Net revenue from sales of the Company's other products increased 6.7% during the nine months ended September 30, 1995 compared to the same period a year ago, primarily due to higher unit sales volume from the Company's cardiovascular products.

Management expects net revenue for the remaining quarter of 1995 to increase over the comparable period during 1994 as a result of the inclusion of the Neuromed revenue in the Company's financial statements. During August 1995, the Company filed for FDA market clearance under a pre-market notification ("510(K)") on its MPS(TM) brand of myocardial protection system. Management plans to introduce the MPS system and related products to commercial markets in early 1996 upon the FDA's clearance of such products to market. There are no assurances that such clearance will be obtained or that it will be obtained without delay. Management expects that Neuromed and MPS (if approved for marketing) should enhance the long-range growth objectives of the Company.

GROSS PROFIT. Gross profit of $3.97 million for the three months ended September 30, 1995 was $2.34 million, or 144% above the level for the comparable 1994 period. As a percentage of net revenue, gross profit increased during the three months ended September 30, 1995 to 58.2% as compared to 47.1% for the comparable 1994 period. Gross profit of $10.36 million for the nine months ended September 30, 1995 was $5.54 million, or 114.8% above the level for the comparable 1994 period. As a percentage of net revenue, gross profit increased during the first nine months of 1995 to 57.2% as compared to 45.2% for the comparable 1994 period. This increase in gross profit margin during both the three months and nine months ended September 30, 1995 compared to the same periods during 1994 was primarily attributable to the revenue generated by Neuromed, since Neuromed's products contribute higher gross profit margins than the Company's other product lines. Consequently, management expects the Company's overall gross profit margin for the remaining quarter of 1995 to increase compared to the same period a year ago.

OPERATING EXPENSES. Marketing, general and administrative expense as a percentage of net revenue decreased to 33.4% for the three months ended September 30, 1995, compared to 36.7% for the comparable period during 1994, while the dollar amount increased by $1.01 million. Marketing expense as a percentage of net revenue increased to 17.0% for the three months ended September 30, 1995 compared to 14.3% for the same period during 1994, and the dollar amount increased by $665,000. Of such increase, $548,000 was Neuromed marketing expense. The remainder of the increase in marketing expense was primarily the result of additional salary and benefit expense from personnel additions, and increased travel, commissions and convention expense, primarily incurred in anticipation of the introduction of MPS to market. In anticipation of MPS' 510(K) clearance, management anticipates hiring four additional direct salespersons during the fourth quarter of 1995, and upon 510(K) clearance, management expects to add five additional salespersons to market the MPS system and related products. During October 1995, the Company received approval to market its MPS system in Canada and anticipates commercial introduction in Canada during early 1996. For the nine months ended September 30, 1995, marketing expense as a percentage of net revenue increased to 15.2% compared to 13.0% for the comparable 1994 period, and the dollar amount increased by $1.37 million. Of such increase, $986,000 was Neuromed marketing expense. The remainder of the increase in marketing expense was primarily the result of additional salary and benefit expense from personnel additions, and increased travel, commission and convention expense, primarily incurred in anticipation of the introduction of MPS to market.

General and administrative expense as a percentage of net revenue decreased to 16.4% for the three months ended September 30, 1995, compared to 22.4% for the same period during 1994, while the dollar amount increased by $345,000. This increase in expense for the three months ended September 30, 1995 compared to the same period a year ago was entirely attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles. For the nine months ended September 30, 1995, general and administrative expense increased $778,000 compared to the same period in 1994, but as a percentage of net revenue, decreased from 21.2% during the first nine months of 1994 to 16.8% during the comparable 1995 period. This increase in expense for the nine month period of 1995 compared to 1994 was primarily attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles.

Research and development expense as a percentage of net revenue decreased from 25.2% during the three months ended September 30, 1994, to 16.8% for the same period in 1995, while the dollar amount increased by $276,000. During the third quarter of 1995, the Company completed validation testing on its MPS system and, as previously noted, the Company filed the 510(K) with the FDA during August 1995. Of the increase in research and development expense for the three months ended September 30, 1995, $265,000 was research and development expense attributable to Neuromed's products. During October 1995, the Company received 510(K) clearance from the FDA on Neuromed's PainDoc(TM), a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of the Company's SCS devices both pre- and post-operatively. Research and development expense as a percentage of net revenue decreased from 22.6% during the nine months ended September 30, 1994, to 20.1% for the same period in 1995, while the dollar amount increased by $1.23 million. Of such increase in research and development expense for the nine months ended September 30, 1995, $447,000 was research and development expense attributable to Neuromed's products. The remainder of the increase during the first nine months of 1995 compared to the same period during 1994 was primarily the result of additional salary and contract labor expense from personnel additions and increased consulting expense directed to the development of the MPS system. Management expects research and development expenditures for the fourth quarter of 1995 to decrease from the average quarterly level of $1.21 million for the first three quarters of 1995 because of substantial completion of the MPS system.

EARNINGS (LOSS) FROM OPERATIONS.  Earnings from operations increased to
$544,000 during the three months ended September 30, 1995 compared to a net loss of $511,000 for the comparable 1994 period, due to the favorable impact of the Neuromed acquisition. On March 31, 1995, the Company acquired all of the capital stock of Neuromed for $15.4 million cash (excluding $1.01 million of related acquisition and financing costs) and 833,333 shares of common stock valued at $6.5 million (plus additional contingent "earn-out" consideration).
Of the cash payment referred to above, $200,000 was made during June 1995 as a result of a purchase price adjustment. In July 1995, the sales objectives for 1995 were reached which triggered a liability for the 1995 contingent consideration payable in January 1996. See Note 2 of the Notes to Condensed Consolidated Financial Statements. Of the aggregate purchase price for Neuromed, $10.5 million was identified as purchased in-process research and development and in accordance with generally accepted accounting principles was charged to expense as a non-recurring charge, with no related tax benefit, during the nine months ended September 30, 1995. As a result, the loss from operations increased from $1.23 million for the nine months ended September 30, 1994 to $9.57 million for the comparable period during 1995. Excluding the non-recurring charge, the Company generated earnings from operations of $930,000 compared to a $1.23 million loss for the comparable 1994 period, reflecting the positive impact of the Neuromed acquisition. Based on Neuromed's recent and historical results of operations, management believes that the Neuromed acquisition will continue to have a favorable impact on earnings from operations for the fourth quarter of 1995 as compared to the same period during 1994, although there can be no assurances to this effect.

OTHER INCOME (EXPENSE). The Company incurred other expense of $453,000 during the three months ended September 30, 1995 compared to other income of $23,000 during the comparable 1994 period. The Company incurred other expense of $954,000 during the nine months ended September 30, 1995 compared to other income of $201,000 during the comparable 1994 period. This decrease during both periods of 1995 as compared to 1994 was primarily the result of increased interest expense. The Company incurred $15 million of long-term bank debt on March 31, 1995, which was utilized to fund most of the cash payment of the Neuromed acquisition. See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Higher overall interest rates on borrowed money also contributed to higher interest expense during both the three months and nine months ended September 30, 1995 compared to the same periods during 1994. In addition, interest income for both the three months and nine months ended September 30, 1995 was lower than the comparable periods of 1994 due to reduced funds available for investment, and lower gains were recognized on the sale of the Company's investments.

On November 15, 1995, the Company expects to complete a public offering under a Registration Statement on Form SB-2 of 2,400,000 shares of common stock. Of such shares, 1,316,667 shares were sold by the Company and 1,083,333 shares were sold by shareholders of the Company (1,033,333 shares by Mr. William Borkan and Mr. Burt Borkan, former owners of Neuromed, Inc.). The Company expects to receive net proceeds of $11.86 million (after deducting underwriters' discounts and commissions and offering expenses payable by the Company) from the 1,316,667 shares offered on its behalf. (In addition, the Company also granted the underwriters an over-allotment option of 360,000 shares, if exercised by the underwriters, the

Company would receive up to an additional $3.37 million in net proceeds.) The Company will use the net proceeds from the offering to repay as much as possible of the $13.86 million of senior term bank indebtedness outstanding at October 31, 1995, which was incurred in March 1995 in connection with the Neuromed acquisition. Therefore, interest expense will decrease upon repayment of the bank indebtedness.

NET EARNINGS (LOSS). Net earnings increased to $91,000 for the three months ended September 30, 1995 compared to a net loss of $489,000 for the same period in 1994 due to the increase in earnings from operations attributable to the Neuromed acquisition. For the nine months ended September 30, 1995 the net loss increased to $10.52 million compared to $1.03 million for the same period during 1994 as a result of the aforementioned non-recurring charge for purchased in-process research and development of $10.5 million incurred in connection with the Neuromed acquisition. Excluding this charge, the net loss for the nine months ended September 30, 1995 was $23,000.

As a result of the public offering and the use of proceeds from such to repay the bank indebtedness discussed above, the Company will record a pre-tax extraordinary charge for the early extinguishment of debt of $408,000 during the fourth quarter of 1995 from the write-off of capitalized financing costs incurred during March 1995 to secure the bank financing utilized to consummate the Neuromed acquisition.

LIQUIDITY AND FINANCIAL POSITION. Cash, cash equivalents and marketable securities totaled $3.66 million at September 30, 1995, a decrease of $1.61 million from 1994 year-end. Working capital (current assets less current liabilities) was $8.13 million with a current ratio of 2.1 to 1 at September 30, 1995.

In connection with the Neuromed acquisition completed on March 31, 1995, the Company paid $15.40 million cash (including $203,000 paid in June 1995 as a purchase price adjustment, and excluding $1.01 million of related acquisition and financing costs), 833,333 shares of Quest common stock valued at $6.46 million, and agreed to pay contingent consideration over the next two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. The contingent consideration may be paid in a combination of cash and additional shares of Quest common stock. In July 1995, the sales objectives for 1995 were reached which triggered a liability for the 1995 contingent consideration payments. The Company recorded the additional "earn-out" consideration of 200,000 shares of Quest common stock valued at $2.56 million and a $1.5 million liability (payable in cash in January 1996). In September 1995, the Company amended certain terms of the acquisition agreement whereby the Company agreed to accelerate issuance of the 200,000 shares for the 1995 earn-out (which shares were sold in the public offering by the former shareholders of Neuromed) and set the 1996 contingent consideration, payable in January 1997, at a cash payment of $3.37 million, if earned.

On March 31, 1995, the Company entered into a First Amended and Restated Credit Agreement with NationsBank of Texas, N.A., which provided $15 million of senior term financing, which was utilized to pay the cash portion of the Neuromed purchase price, and a working capital line of up to $5 million. Amortization of the senior term debt is $1.95 million per year for the first and second years, $3.25 million per year for the third and fourth years, and $2.6 million for the fifth year, with a $2.0 million balloon payment due at the end of the fifth year. Borrowings under the working capital line are due and payable on May 31, 1997. Borrowings under both facilities bear interest at prime plus 50 basis points, or at the Company's option, LIBOR plus 200 basis points. The interest rate may vary based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 1995, the Company had an outstanding principal balance of $14.03 million under the senior term debt, including a current portion of $1.95 million with a weighted average interest rate of 8.51%. At September 30, 1995, the Company had borrowings under the working capital line of $4.55 million with a weighted average interest rate of 7.90%.

Upon completion of the public offering (on or about November 15, 1995) the Company will receive net proceeds of $11.86 million (after deducting underwriters' discounts and commissions and offering expenses payable by the Company) from the 1,316,667 shares sold on its behalf. If the over-allotment option granted to the underwriters is exercised, the Company may also receive additional net proceeds of up to $3.37 million. The Company intends to use the net proceeds of the offering to repay as much as possible of the NationsBank senior term debt discussed above, and if the over-allotment option is exercised, as much of the working capital debt as possible. The Company had received a commitment letter from NationsBank that provided for the amendment of the working capital line of credit and the addition of an acquisition line of credit if the offering were consummated and raised net proceeds to the Company of at least $17 million. Although the net proceeds from the offering are less than such stipulated amount, the Company believes it should be able to obtain satisfactory working capital and acquisition lines of credit from NationsBank or another lender.

The Company's investment strategy is to maximize its dividend and interest yields on cash not currently employed in operating activities by investing in highly liquid investments. As such, the Company's current investment portfolio consists primarily of interests in publicly traded real estate investment trusts and publicly traded investment grade corporate preferred stocks (which qualify for 70% dividend exclusion for tax purposes). These investments generally yield higher returns than certificates of deposit or treasury bills, but with a higher market value exposure to interest rate risk. Tightening of the monetary policy by the Federal Reserve during 1994 to moderate economic growth and thus thwart inflation pressures led to a significant rise in both short-term and long-term interest rates, thereby negatively affecting the value of interest-sensitive investments. Consequently, at December 31, 1994, the Company's investment portfolio had declined in value by approximately $918,000. As required by FAS 115, this decline is reflected as a decrease in stockholders' equity through the component entitled "unrealized loss on marketable securities." During the first nine months of 1995, interest rates have fallen, resulting in an increase in the value of the Company's portfolio of $592,000, thereby decreasing the unrealized loss component of stockholders' equity to $326,000 at September 30, 1995. During the first nine months of 1995, the Company was a net seller of marketable securities in the amount of approximately $2.41 million. The Company's investment strategy has realized gains on its investments of over $1 million during the past three fiscal years while continuously realizing higher interest and dividend yields compared to certificates of deposit or treasury bills. At September 30, 1995, no individual security represented more than 10% of the total portfolio or 1% of total assets. The Company's investment policies prohibit the use of derivative financial instruments.

The Company spent approximately $1.31 million for additions to property, plant and equipment during the nine months ended September 30, 1995, most of which were for manufacturing toolings and equipment for the myocardial protection products the Company has developed and is planning to introduce to commercial markets, in early 1996. Management expects capital expenditures for the remainder of 1995 will approximate $200,000.

                                    PART II

                               OTHER INFORMATION




ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit 27 -- Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUEST MEDICAL, INC.


Date: November 13, 1995                 By: /s/  F. Robert Merrill III
                                            ----------------------------------
                                            F. Robert Merrill III
                                            Senior Vice President Finance/
                                            Treasurer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27         Financial Data Schedule
