Form 10KSB/A
period 1995-12-31
QUEST MEDICAL INC
filed 1996-04-29
CIK 351721

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


                                AMENDMENT NO. 1

(MARK ONE)
    [X]       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR

    [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-10521

                              QUEST MEDICAL, INC.
                 (Name of small business issuer in its charter)

                    TEXAS                                       75-1646002
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

            201 ALLENTOWN PARKWAY
                 ALLEN, TEXAS                                     75002
   (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number: (214) 390-9800

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                          ---------------------
                     NONE                                          NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                                 --------------
                          Common Stock, $.05 Par Value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 5-B contained on this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the Issuer for the Fiscal Year Ended December 31, 1995
- -- $25,320,990.

     The approximate aggregate market value of voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 21, 1996, was $103,246,407. The number of shares of common stock outstanding as of March 21, 1996, was 8,212,243 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART Ill

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding the directors, nominees for director and executive officers of the Company:


        NAME                      AGE                     POSITION
        ----                      ---                     --------
Thomas C. Thompson                58          President, Chief Executive
                                              Officer and Director

David O. Turner                   49          Executive Vice President, Chief
                                              Operating Officer

F. Robert Merrill III             46          Senior Vice President -
                                              Finance, Chief Financial
                                              Officer, Treasurer and
                                              Secretary

James P. Calhoun                  46          Vice President - Human
                                              Resources

Scott F. Drees                    38          Vice President

Eric D. Dufford                   37          Vice President - Sales and
                                              Marketing

Kenneth A. Jones                  39          Vice President - Research and
                                              Development

O. Mark Samples                   46          Vice President - Manufacturing

W. Lynn Switzer                   47          Vice President - Quality
                                              Control

John A. Gula(1)(2)                56          Director

Linton E. Barbee(3)               57          Director

Hugh M. Morrison(1)(2)            49          Director

Robert C. Eberhart, Ph.D.(3)      59          Director

        NAME                      AGE                     POSITION
        ----                      ---                     --------
Michael J. Torma, M.D.(1)         53          Director

Richard A. Gilleland              51          Nominee for Director

Richard D. Nikolaev               57          Nominee for Director

- ---------------
(1) Member of the Compensation Committee of the Board of Directors
(2) Member of the Stock Option Committee of the Board of Directors
(3) Member of the Audit Committee of the Board of Directors

Directors hold office until their term expires and until their successors have been elected and qualified. Officers are appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among executive officers or directors and nominees for director of the Company.

Mr. Thompson co-founded the Company and has been President and Director of the Company since May 1979 and Chief Executive Officer since May 1984.

Mr. Turner has been Executive Vice President and Chief Operating Officer of the Company since April 1994. From August 1972 to April 1994, Mr. Turner was employed by Texas Instruments in various capacities including Worldwide Operations Manager of the Consumer Products Division from August 1990 to April 1994, Materials Manager Center Site and Operations Manager for the Defense Group from October 1989 to August 1990 and as Quality Manager for the Electro-Optics division of the Defense Group from July 1982 to October 1989.

Mr. Merrill has been Senior Vice President-Finance of the Company since July 1995, Chief Financial Officer since April 1994, Secretary since February 1989 and Vice President-Finance and Treasurer since February 1981. Mr. Merrill joined the Company in October 1979 as Director of Manufacturing Operations.

Mr. Calhoun has been Vice President-Human Resources of the Company since April 1995. From May 1992 to April 1995, Mr. Calhoun was Executive Director of Hogan Quality Institute, a management consulting firm. From February 1988 to May 1992, Mr. Calhoun was the Vice President of Human Resources and Corporate Quality Programs of Harris Adacom Corporation, a data communications company.

Mr. Drees has been Vice President of the Company since April 1996. From November 1987 to April 1996, Mr. Drees was employed by St. Jude Medical, Inc., a medical device company, where he held various positions within the sales and marketing area, including Director, North American Sales from August 1990 to April 1996.

Mr. Dufford has been Vice President-Sales and Marketing of the Company since June 1994. From January 1991 to May 1994, Mr. Dufford was employed by St. Jude Medical, Inc., a medical device company, where he held various positions within the sales and marketing area, including Director of International Sales from January 1993 to May 1994, and as Domestic Regional Manager from January 1991 to December 1992. From June 1983 to December 1990, Mr. Dufford was employed by Shiley, Inc. where he held various positions within the Cardiopulmonary Division, including Regional Manager.

Mr. Jones has been Vice President-Research and Development of the Company since March 1993. From August 1991 to February 1993, Mr. Jones was Director of Research and Development of the Company. From March 1978 to July 1991, Mr. Jones was employed by the Shiley Division of Pfizer, Inc. where he held various positions in research and development including Manager of New Product Development for Cardiopulmonary Products from March 1990 to July 1991.

Mr. Samples has been Vice President-Manufacturing of the Company since March 1990. From November 1983 to February 1990, Mr. Samples was Director of Manufacturing of the Company. He joined the Company in April 1982 as a project manager in the research and development group.

Mr. Switzer has been Vice President-Quality of the Company since April 1991 and was Director of Quality of the Company from October 1990 to March 1991. From September 1971 to September 1990, Mr. Switzer was employed by Baxter International where he held various positions within the quality assurance area, including Director of Regulatory Affairs and Quality Assurance.

Mr. Gula co-founded the Company and has served as a Director of the Company since 1979. Since January 1986, Mr. Gula has been an independent healthcare consultant. Prior to 1986, Mr. Gula served as Executive Vice President and Secretary of the Company for seven years.

Mr. Barbee has served as a Director of the Company since 1983. Since October 1990, Mr. Barbee has been a partner with the law firm of Fulbright & Jaworski, L.L.P. Prior to October 1990, Mr. Barbee was a partner with the law firm of Hughes & Luce, L.L.P. for approximately four years.

Mr. Morrison has served as a Director of the Company since 1983. Since March 1996, Mr. Morrison has been President and Chief Executive Officer of Clean Acquisition, Inc. and Pilgrim Cleaners, Inc. From January 1993 to February 1996 Mr. Morrison was an independent business consultant and investor. From 1989 throughout 1992, Mr. Morrison served as President and Chief Executive Officer of American Funeral Services Corporation (formerly Golden Era Services, Inc.). Mr. Morrison is a director of Owen Healthcare, Inc. and Equal Net Holding Corp. From March 1984 to October 1991, Mr. Morrison served as a director of Dow B. Hickham, Inc., a pharmaceutical company.

Dr. Eberhart has served as a Director of the Company since 1994 and also serves on the Company's Board of Clinical Advisors. Since September 1984, Dr. Eberhart has served as Chairman of the Board of the Biomedical Engineering Program at the University of Texas Southwestern Medical Center at Dallas.

Dr. Torma has served as a Director of the Company since 1994. Dr. Torma has served as Chair of Surgical Services of Presbyterian Hospital of Dallas and Chairman of the Institute for Surgical Sciences of Presbyterian Healthcare Systems since October 1992. Prior to that time, Dr. Torma served as Command Surgeon, Strategic Air Command of the USAF from August 1990 to September 1992 and Chief of Professional Affairs and Quality Assurance for the USAF Medical Services from September 1988 to August 1990.

Mr. Gilleland is a nominee for Director of the Company at the annual meeting of stockholders on June 27, 1996. Mr. Gilleland has served as President and Chief Executive Officer of AMSCO International, Inc. since July 1995. From July 1990 to June 1995, Mr. Gilleland was Chairman, President and Chief Executive Officer of Kendall International, Inc. Mr. Gilleland is currently a director of Ornda Healthcorp, Remington Arms Company, Inc., Tyco International, Ltd., Physicians Resource Group and AMSCO International, Inc.

Mr. Nikolaev is a nominee for Director of the Company at the annual meeting of stockholders on June 27, 1996. Mr. Nikolaev has served as President and Chief Executive Officer of Wright Medical Technology, Inc. since November 1995. From August 1995 to November 1995, Mr. Nikolaev was President of OsteoBiologics, Inc. From January 1995 to July 1995, Mr. Nikolaev was an independent business consultant. From January 1992 to December 1994, Mr. Nikolaev served as Chairman, President and Chief Executive Officer of Orthomet, Inc. From January 1991 to December 1991, Mr. Nikolaev served as President of Orthopedic Synergy. Mr. Nikolaev is currently a director of Everest Medical, Wright Medical Technology, Inc. and OsteoBiologics, Inc.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

The following tables set forth certain information regarding compensation, aggregate stock option grants and exercises during 1995 and year-end stock option values for the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

=====================================================================================================
                        Annual Compensation                   Long-Term Compensation
               ------------------------------------     ---------------------------------
                                                                 Awards           Payouts
                                                        -----------------------   -------
                                             Other      Restricted   Securities             All other
Name and                                     Annual       Stock      Underlying     LTIP     Compen-
Principal             Salary      Bonus       Comp.      Award(s)     Options/    Payouts   sation(1)
Position       Year    ($)         ($)        ($)          ($)        SARs (#)      ($)       ($)
- --------       ---    ------      -----      ------     ----------   ----------   -------   ---------
Thomas C.      1995  $175,284    $41,677        --          --           --          --     $  4,500
Thompson       1994  $168,480    $39,206        --          --           --          --     $  4,500
(C.E.O)        1993  $164,077    $23,918        --          --           --          --     $  4,497
- -----------------------------------------------------------------------------------------------------
David O.       1995  $117,212    $22,806        --          --           --          --     $  4,084
Turner         1994  $ 84,675    $18,911        --          --           --          --     $     --
(C.O.O.)       1993  $     --         --        --          --           --          --     $     --
- -----------------------------------------------------------------------------------------------------

=====================================================================================================
                        Annual Compensation                   Long-Term Compensation
               ------------------------------------     ---------------------------------
                                                                 Awards           Payouts
                                                        -----------------------   -------
                                             Other      Restricted   Securities             All other
Name and                                     Annual       Stock      Underlying     LTIP     Compen-
Principal             Salary      Bonus       Comp.      Award(s)     Options/    Payouts   sation(1)
Position       Year    ($)         ($)        ($)          ($)        SARs (#)      ($)       ($)
- --------       ---    ------      -----      ------     ----------   ----------   -------   ---------
F. Robert      1995  $  98,931   $17,534       --          --           --          --      $  3,404
Merrill. III   1994  $  92,150   $12,185       --          --           --          --      $  3,057
(C.F.O.)       1993  $  89,449     7,972       --          --           --          --      $  2,937
- -----------------------------------------------------------------------------------------------------
Eric D.        1995  $ 122,580   $22,255       --          --           --          --      $  4,148
Dufford        1994  $  66,000   $10,270       --          --           --          --      $     --
               1993  $     --    $   --        --          --           --          --      $     --
- -----------------------------------------------------------------------------------------------------
George L.      1995  $  90,144   $41,800       --          --           --          --      $     --
Carlson (2)    1994  $     --    $   --        --          --           --          --      $     --
               1993  $     --    $   --        --          --           --          --      $     --
=====================================================================================================

(1) Reflects matching employer contributions under the Company's Employees Savings Plan (401K).
(2) Mr. Carlson served as an executive officer of the Company from April 1995 through March 1996.

None of the Named Executive Officers received personal benefits, securities or property in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

===============================================================================================
                         NUMBER OF        PERCENT OF TOTAL
                        SECURITIES          OPTIONS/SARS
                        UNDERLYING           GRANTED TO
                       OPTIONS/SARS         EMPLOYEES IN       EXERCISE OR BASE      EXPIRATION
       NAME             GRANTED (#)          FISCAL YEAR         PRICE ($/SH)           DATE
- -----------------------------------------------------------------------------------------------
Thomas C.                 25,000         10.44%               $12.125                 07/05/05
Thompson (C.E.O.)
- -----------------------------------------------------------------------------------------------
F. Robert                 15,000          6.26%               $12.125                 07/05/05
Merrill, III
(C.F.O.)
- -----------------------------------------------------------------------------------------------
George L. Carlson         40,000         16.70%               $ 7.125                 04/06/05
===============================================================================================


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

=================================================================================================
                                             Number of Securities        Value of Unexercised
                  Shares         Value      Underlying Unexercised     In-the-Money Options/SARs
                 Acquired      Realized     Options/SARs at FY-end(#)        at FY-end ($)
   Name        on Exercise        ($)       ----------------------           -------------
                   (#)                     Exercisable Unexercisable    Exercisable Unexercisable
- -------------------------------------------------------------------------------------------------
Thomas C.           --            --        116,170        25,000        $1,013,234       --
Thompson
(C.E.O)
- -------------------------------------------------------------------------------------------------
David O.            --            --         12,875        38,625        $   74,250    $222,750
Turner
(C.O.O.)
- -------------------------------------------------------------------------------------------------
F. Robert         2,000         $22,350      43,320        15,000        $  364,074       --
Merrill,
III
(C.F.O.)
- -------------------------------------------------------------------------------------------------
Eric D.             --            --         12,500        37,500        $   72,030    $216,089
Dufford
- -------------------------------------------------------------------------------------------------
George L.           --            --           --          40,000             --       $130,000
Carlson
=================================================================================================

The Company does not have any deferred compensation, profit sharing, pension or retirement plans, except for the Employees Savings Plan and Trust (the "Savings Plan"), which was adopted by the Board of Directors effective as of January 1, 1988. The Savings Plan is available generally to any employee who has completed at least six months of service and is at least 21 years of age. The Savings Plan permits employees to elect salary deferral contributions of up to 15% of compensation (subject to limits imposed by the Internal Revenue Code) and requires the Company to make matching contributions equal to 50% of a participant's salary deferral contributions, to a maximum of salary deferral contributions equal to 6% of the participant's total cash compensation, up to $150,000. The amount of the matching employer contribution may be increased or decreased at the discretion of the Board of Directors. During the year ended December 31, 1995, the Company committed to contribute approximately $142,485 to the Savings Plan, of which $26,515 is to be contributed on behalf of the following executive officers: Thomas C. Thompson--$4,500, Eric D. Dufford--$4,148, Kenneth A. Jones--$3,015, F. Robert Merrill III--$3,404, O. Mark Samples--$2,813, W. Lynn Switzer--$2,668, and David O. Turner--$4,084. Robert E. Paysour, an executive officer of the Company until his resignation in August 1995, received a contribution of $1,883.

COMPENSATION OF DIRECTORS

Non-management directors receive $1,000 for each Board of Director meeting attended and reimbursement for expenses incurred in attending such meetings. Non-management directors who serve on committees did not receive additional compensation for serving on such committees.

In April 1980, the Company adopted the Quest Medical, Inc. Directors' Stock Option Plan, (the "Directors' Plan"), which has been amended on several different occasions, most recently in July 1992 to increase the number of shares to be held by an advisory director at any time from 12,000 to 15,000. Under the Directors' Plan, nontransferable stock options may be granted to directors and advisory directors of the Company. Under the Directors' Plan, the option price per share cannot be less than the fair market value per share on the date the option is granted. The Directors' Plan further provides that the exercise period for options cannot exceed six years. Under the Directors' Plan, each option vests ratably over a four-year period. During the year ended December 31, 1995, no directors were granted options under the Directors' Plan. Three directors exercised options under the Directors' Plan during the year ended December 31, 1995. During April 1995, Linton E. Barbee exercised options to purchase 15,450 shares of common stock at an exercise price of $2.18 per share which were scheduled to expire in August 1995. The net value of such securities to Mr. Barbee (market value less exercise price) was approximately $78,331. During April 1995, Hugh M. Morrison exercised options to purchase 6,180 shares of common stock at an exercise price of $1.45 per share which were scheduled to expire in May 1995. The net value of such securities to

Mr. Morrison was approximately $38,161. In June 1995, Michael J. Torma, M.D. exercised options to purchase 3,750 shares of common stock at an exercise price of $6.375 per share. The net value of such securities to Dr. Torma at the time of exercise was $19,688.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 24, 1996, the beneficial ownership of each current director, each nominee for director, each Named Executive Officer, all executive officers and directors as a group, and each stockholder known to management of the Company to own beneficially more than 5% of the outstanding common stock.


NAME AND ADDRESS OF                                             AMOUNT AND NATURE OF                PERCENT
BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP(1)             OF CLASS(2)
- ------------------------                                      -----------------------             -----------
The Equitable Companies Incorporated                                804,187(3)                       9.8%
787 Seventh Avenue
New York, New York  10019

Strong Capital Management, Inc.                                     478,000(4)                       5.8%
One Hundred Heritage Reserve
Milwaukee, Wisconsin  53201

Thomas C. Thompson                                                  343,245(5)                       4.1%
501 Lakewood Drive
McKinney, Texas  75069

John A. Gula                                                        288,098(6)                       3.5%
454 River Road
Fair Haven, New Jersey 07704

Linton E. Barbee                                                     15,300(6)                         *
4446 Mill Creek Road
Dallas, Texas  75244

Robert C. Eberhart, Ph.D.                                            15,450(7)                         *
10519 Royal Springs
Dallas, Texas  75229

Hugh M. Morrison                                                     25,750(6)                         *
2517 Bluebonnet Boulevard
Houston, Texas  77030

Michael J. Torma, M.D.                                                  --                             --
8640 Breakers Point
Dallas, Texas  75243

NAME AND ADDRESS OF                                             AMOUNT AND NATURE OF                PERCENT
BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP(1)             OF CLASS(2)
- ------------------------                                      -----------------------             -----------
Richard A. Gilleland                                                    --                             --
2829 Townsgate Road
West Lake Village, California  91361

George L. Carlson                                                    10,000(8)                         *
2816 Round Rock Trail
McKinney, Texas  75070

Eric D. Dufford                                                      25,001(8)                         *
912 Parkwood Court
McKinney, Texas  75070

F. Robert Merrill III                                                40,385(9)                         *
3329 Leigh Drive
Plano, Texas  75025

David O. Turner                                                      25,750(8)                         *
2906 Country Club Road
Garland, Texas  75043


Richard D. Nikolaev                                                     --                             --
Wright Medical Technology, Inc.
5677 Airline Rd.
Arlington, TN  38002

All directors and executive officers as a group,                    893,263(10)                       10.4%
including those names above (14 persons)

- ---------------
 *   Less than 1.0%

(1) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(3) Based on information obtained by the Company from Schedule 13G filed by The Equitable Companies Incorporated ("The Equitable"), pursuant to a Joint Filing Agreement among The Equitable, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and Uni Europe Assurance Mutuelle, and AXA, dated February 9, 1996. Alliance Capital Management L.P., a subsidiary of The Equitable, is deemed to have beneficial ownership of 804,187 shares of the Company's Common Stock, as of December 31, 1995.

(4) Based on information obtained from Schedule 13G filed by Strong Capital Management, Inc., an Investment Advisor registered under Section 203 of the Investment Advisors Act of 1940, and Richard S. Strong, Chairman and principal shareholder of Strong Capital Management, Inc. dated February 13, 1996 and information obtained by the Company. Strong Capital Management, Inc. is deemed to have beneficial ownership of 478,000 shares of the Company's common stock, as of April 9, 1996.

(5)  Includes 116,170 shares subject to options.

(6)  Includes 10,300 shares subject to options.

(7)  Includes 7,725 shares subject to options.

(8)  Consists entirely of shares subject to options.

(9)  Includes 40,320 shares subject to options.

(10) Includes 328,902 shares subject to options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged the services of the law firm of Fulbright & Jaworski L.L.P. located in Dallas, Texas. Mr. Barbee, a director of the Company, is a partner of such firm.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 1996
                                        QUEST MEDICAL, INC.



                                        By: /s/ F. Robert Merrill III
                                            -----------------------------------
                                            F. Robert Merrill III
                                            Senior Vice President -- Finance
                                            Secretary and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)