Form 10QSB
period 1996-03-31
QUEST MEDICAL INC
filed 1996-05-15
CIK 351721

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(MARK ONE)

 X         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
- ----                    SECURITIES EXCHANGE ACT 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


           TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
- -----                   SECURITIES EXCHANGE ACT 1934
              FOR THE TRANSITION PERIOD FROM          TO
                                             ---------   ---------

COMMISSION FILE NUMBER 0-10521

                             QUEST MEDICAL, INC.
              ------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)


              TEXAS                                    75-1646002
  -------------------------------                ----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 390-9800
                -------------------------------------------------
                (Issuer's Telephone Number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                NUMBER OF SHARES OUTSTANDING AT
      TITLE OF EACH CLASS                               APRIL 24, 1996
- ---------------------------------              ---------------------------------
 COMMON STOCK, $.05 PAR VALUE                              8,226,399

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS




PART I.          FINANCIAL INFORMATION                                2


                 Consolidated Balance Sheets
                  March 31, 1996 and December 31, 1995              3-4


                 Consolidated Statements of Operations
                  For the Three Month ended
                  March 31, 1996 and 1995                             5


                 Consolidated Statements of Cash Flows
                   For the Three Months ended
                   March 31, 1996 and 1995                            6

                 Consolidated Statements of Stockholders'
                   Equity                                             7


                 Notes to Condensed Consolidated
                   Financial Statements                            8-15

                 Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                     16-19


PART II.         OTHER INFORMATION                                   20

                 Item 6. Exhibits and Reports on
                   Form 8-K                                          20

SIGNATURES                                                           21

                                     PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                     MARCH 31,        DECEMBER 31,
                                                                      1996                1995
ASSETS                                                            (UNAUDITED)
- ------                                                            ------------        ------------
  Current assets:
     Cash and cash equivalents                                    $  1,596,089        $  1,325,630
     Marketable securities                                           3,074,192           2,588,547
     Receivables:
       Trade accounts, less allowance for doubtful
         accounts of $114,337 in 1996 and $114,337 in 1995           4,601,206           4,955,235
      Interest and other                                               211,489             128,492
                                                                  ------------        ------------

           Total receivables                                         4,812,695           5,083,727
                                                                  ------------        ------------

     Inventories:
       Raw materials                                                 2,956,260           2,743,702
       Work-in-process                                               2,110,413           1,077,529
       Finished goods                                                1,459,387           2,285,961
                                                                  ------------        ------------

           Total inventories                                         6,526,060           6,107,192
                                                                  ------------        ------------

     Deferred income taxes                                             468,685             356,703
     Prepaid expenses and other current assets                       1,311,119           1,226,268
                                                                  ------------        ------------

           Total current assets                                     17,788,840          16,688,067
                                                                  ------------        ------------

  Property, plant and equipment:
     Land                                                            1,930,289           1,930,289
     Building and improvements                                       5,298,677           5,271,718
     Furniture and fixtures                                          3,106,785           2,964,471
     Machinery and equipment                                         4,123,540           3,879,802
                                                                  ------------        ------------
                                                                    14,459,291          14,046,280

     Less accumulated depreciation and
        amortization                                                 4,026,919           3,784,510
                                                                  ------------        ------------

           Net property, plant and equipment                        10,432,372          10,261,770
                                                                  ------------        ------------

  Cost in excess of net assets acquired, net of
      accumulated amortization of $455,756 in 1996
       and $340,300 in 1995                                          9,684,503           9,546,298
  Patents, net of accumulated amortization of
      $1,142,896 in 1996 and $1,086,433 in 1995                      1,232,503           1,288,966
  Purchased technology from acquisitions, net of
      accumulated amortization of $492,862 in 1996
      and $413,558 in 1995                                           4,205,138           4,284,442
  Tradenames, net of accumulated amortization
      of $125,000 in 1996 and $93,750 in 1995                        2,375,000           2,406,250
  Other assets, at cost, less accumulated amortization
      of $186,667 in 1996 and $178,667 in 1995                          13,264              19,964
                                                                  ------------        ------------
                                                                  $ 45,731,620        $ 44,495,757
                                                                  ============        ============

  See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                    MARCH 31,              DECEMBER 31,
                                                                     1996                     1995
   LIABILITIES AND STOCKHOLDERS' EQUITY                          (UNAUDITED)
   ------------------------------------                         --------------          ---------------
   Current liabilities:
     Accounts payable                                           $  1,833,345     $  1,210,265
     Short-term notes payable and current maturities
        of long-term notes payable                                 1,929,440        1,616,311
     Accrued salary and employee benefit costs                       854,662          630,908
     Accrued relocation costs                                        384,335          291,370
     Other accrued expenses                                          684,810          755,976
                                                                ------------     ------------

           Total current liabilities                               5,686,592        4,504,830
                                                                ------------     ------------

   Notes payable                                                   8,485,698        8,558,297
   Deferred income taxes                                             529,289          562,580

   Stockholders' equity:
     Common stock of $.05 par value.  Authorized
         10,000,000 shares; issued 8,216,965 shares
         in 1996 and 8,147,349 in 1995                               410,848          407,367
     Additional paid-in capital                                   38,468,468       38,253,670
     Retained earnings (deficit)                                  (7,674,497)      (7,579,925)
     Unrealized loss on marketable securities net of
         tax benefit of $90,037 in 1996 and $108,729 in 1995        (174,778)        (211,062)
                                                                ------------     ------------

           Total stockholders' equity                             31,030,041       30,870,050


   Commitments and contingencies
                                                                ------------     ------------

                                                                $ 45,731,620     $ 44,495,757
                                                                ============     ============


   See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                     1996               1995
                                                   -----------     -----------
  Net revenue                                      $ 6,149,126     $ 4,071,640
  Cost of revenue                                    2,652,150       2,027,352
                                                   -----------     -----------

           Gross profit                              3,496,976       2,044,288
                                                   -----------     -----------

  Operating expenses:
     Research and development                          896,343       1,085,737
     Marketing                                       1,411,993         528,637
     General and administrative                      1,163,844         766,858
                                                   -----------     -----------
                                                     3,472,180       2,381,232
                                                   -----------     -----------

           Earnings (loss) from operations              24,796        (336,944)
                                                   -----------     -----------

  Other income (expenses):
     Interest expense                                 (178,080)       (157,266)
     Interest and other income                          66,835         123,310
     Gain on sale of marketable securities              10,224           6,302
                                                   -----------     -----------
                                                      (101,021)        (27,654)
                                                   -----------     -----------

           Loss before income taxes                    (76,225)       (364,598)

  Income taxes (see note 6)                             18,347            --
                                                   -----------     -----------

           Net loss                                $   (94,572)    $  (364,598)
                                                   ===========     ===========

  Net loss per common and
     common equivalent share:                      $      (.01)    $      (.07)
                                                   ===========     ===========

  Weighted average number of common and
     common equivalent shares used in computing
     loss per share:                                 8,185,710       5,302,463



  See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -----------------------------
                                                                            1996             1995
                                                                        ------------     ------------
                                                                                         0
    Cash flows from operating activities:
       Net loss                                                        $    (94,572)   $   (364,598)
                                                                       ------------    ------------
       Adjustments to reconcile net loss to
          net cash provided by operating activities:
           Depreciation and amortization                                    532,882         313,909
            Gain on sale of assets and marketable
             securities                                                     (10,724)         (6,302)
           Deferred income taxes                                            (33,291)           --
           Changes in assets and liabilities, net of assets acquired
             and liabilities assumed:
               Receivables                                                  271,032        (176,998)
               Inventories                                                 (418,868)       (251,774)
               Prepaid expenses and other assets                            (86,151)       (120,862)
               Accounts payable                                             623,080       1,071,382
               Other                                                           --            11,555
               Accrued expenses                                            (138,781)        150,014
                                                                       ------------    ------------
                Total adjustments                                           739,179         990,924
                                                                       ------------    ------------
                Net cash provided by operating activities                   644,607         626,326
                                                                       ------------    ------------

    Cash flows from investing activities:
      Purchases of marketable securities                                   (742,527)       (291,875)
      Proceeds from sales of marketable securities                          322,081         380,117
      Acquisition of Neuromed, Inc.                                            --       (16,158,188)
      Additions to property, plant and equipment                           (413,011)       (359,773)
      Net proceeds from sale of assets                                          500            --
                                                                       ------------    ------------
                Net cash used by investing activities                      (832,957)    (16,429,719)
                                                                       ------------    ------------

    Cash flows from financing activities:
      Exercise of stock options                                             218,279         114,722
      Proceeds from short-term obligations                                  277,056         387,907
      Proceeds of long-term debt                                               --        15,400,000
      Payment of long-term debt                                             (36,526)        (26,573)
                                                                       ------------    ------------
                Net cash provided by financing activities                   458,809      15,876,056
                                                                       ------------    ------------
      Net increase in cash and cash equivalents                             270,459          72,663

    Cash and cash equivalents at beginning of year                        1,325,630          87,963
                                                                       ------------    ------------
    Cash and cash equivalents at March 31                              $  1,596,089    $    160,626
                                                                       ============    ============

    Supplemental cash flow information is presented below:

    Income taxes paid                                                  $       --      $       --
                                                                       ============    ============

    Interest paid                                                      $    161,263    $    156,624
                                                                       ============    ============

    See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                         Unrealized                    Total
                                                              Additional    Retained      loss on                      stock-
                                           Common Stock        paid-in      earnings     marketable     Treasury       holders'
                                         Shares    Amount      capital      (deficit)    securities      stock         equity
                                       ---------  --------  ------------  ------------   ---------   ------------   ------------
Balance at December 31, 1992           7,871,543  $393,577  $ 18,484,031  $  4,613,941   $    --     $ (5,852,194)  $ 17,639,355
  Shares issued upon exercise
   of stock options                       67,898     3,395       116,361          --          --             --          119,756
  Purchase of 100,000
   common shares, at cost                   --        --            --            --          --         (349,004)      (349,004)
  Issuance of 1,490
   common shares                            --        --            --            --          --            7,402          7,402
  Tax effect of stock option
   exercise                                 --        --         187,236          --          --             --          187,236
  Adjustment to unrealized losses
   on marketable securities                 --        --            --            --      (169,308)          --         (169,308)

  Net earnings                              --        --            --         816,345        --             --          816,345
                                       ---------  --------  ------------  ------------   ---------   ------------   ------------
Balance at December 31, 1993           7,939,441   396,972    18,787,628     5,430,286    (169,308)    (6,193,796)    18,251,782
  Shares issued upon exercise
    of stock options                      43,057     2,153       134,894          --          --             --          137,047
  Issuance of 1,882 common shares
    from treasury                           --        --           5,595          --          --            4,075          9,670
  Adjustment to unrealized losses
    on marketable securities                --        --            --            --      (748,236)          --         (748,236)

  Stock dividend                            --        --         586,054      (916,975)       --          330,921           --
  Net loss                                  --        --            --      (1,719,193)       --             --       (1,719,193)
                                       ---------  --------  ------------  ------------   ---------   ------------   ------------

Balance at December 31, 1994           7,982,498   399,125    19,514,171     2,794,118    (917,634)    (5,858,800)    15,930,980
  Shares issued upon exercise
    of stock options                     160,422     8,021       361,429          --          --             --          369,450
  Issuance of 245 common shares
    from treasury                           --        --           1,216          --          --              529          1,745
  Adjustment to unrealized losses
    on marketable securities                --        --            --            --       706,572           --          706,572

  Issuance of 1,033,333 common shares
    from treasury for acquisition
                                            --        --       6,779,285          --          --        2,237,246      9,016,531
  Sale of treasury and new common
    shares in public offering, net of
    offering costs                         4,429       221    11,597,569          --          --        3,621,025     15,218,815
  Net loss                                  --        --            --     (10,374,043)       --             --      (10,374,043)
                                       ---------  --------  ------------  ------------   ---------   ------------   ------------

Balance at December 31, 1995           8,147,349   407,367    38,253,670    (7,579,925)   (211,062)          --       30,870,050
  Shares issued upon exercise
    of stock options                      69,616     3,481       214,798          --          --             --          218,279
  Adjustment to unrealized losses
    on marketable securities                --        --            --            --        36,284           --           36,284

 Net loss                                   --        --            --         (94,572)       --             --          (94,572)
                                       ---------  --------  ------------  ------------   ---------   ------------   ------------

Balance at March 31, 1996              8,216,965  $410,848  $ 38,468,468  $ (7,674,497)  $(174,778)  $       --     $ 31,030,041
                                       =========  ========  ============  ============   =========   ============   ============



           See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BUSINESS

         Quest Medical, Inc. and its subsidiaries (the "Company") design, develop, manufacture and market a variety of healthcare products used primarily in cardiovascular surgery, interventional pain management and intravenous fluid delivery applications. The Company's revenues are derived primarily from sales throughout the United States, Europe and Australia.

         The research and development, manufacture, sale and distribution of medical devices is subject to extensive regulation by various public agencies, principally the Food and Drug Administration and corresponding state, local and foreign agencies. Product approvals and clearances can be delayed or withdrawn for failure to comply with regulatory requirement or the occurrence of unforeseen problems following initial marketing. While the Company received clearance for the MPS system during March 1996, there can be no assurance that such clearance will not be withdrawn in the future.

         In addition, the Company's products are purchased primarily by hospitals and other users which then bill various third party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payors reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third party payor reimbursement policies and any amendments to existing reimbursement rules and regulations which restrict or terminate the eligibility of the Company's products could have an adverse impact on the Company's financial condition and results of operations.

(2)      CONDENSED FINANCIAL STATEMENTS

         The unaudited consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-KSB. The results of operations for periods ended March 31 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Quest Medical, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue from product sales is recognized at the time the product is shipped.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Cash equivalents include certificates of deposit and short-term, highly liquid debt instruments with original maturities of three months or less.

         The Company's marketable equity and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

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

         The excess of costs over the net assets of businesses acquired is amortized on a straight line basis over the estimated useful lives of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At March 31, 1996, the Company does not believe there has been any impairment of its intangible assets.

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

         Product development costs including start-up, research and development, advertising and promotional costs are charged to operations in the year in which such costs are incurred.

         Primary and fully diluted loss per share for the three months ended March 31, 1996 and 1995 are based upon 8,185,710 and 5,302,463 common and common equivalent shares outstanding, respectively. Common stock equivalents are outstanding stock options and are included in average common and common equivalent shares outstanding using the treasury stock method except during periods where their effect would be antidilutive.





                                        9                           (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

(3)      ACQUISITION

         On March 31, 1995, the Company acquired for $15,403,263 cash (excluding $1,062,414 of related acquisition and financing costs) and 833,333 shares of Quest common stock valued at $6,458,331, all of the capital stock of Neuromed, Inc. ("Neuromed"). The transaction also provided for contingent consideration over the following two years, payable in a combination of cash and additional shares of Quest common stock in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. Financing for the cash portion of the purchase price was provided by a bank. (See Note 5.)

         In July 1995, the sales objectives for 1995 were reached which triggered a liability for the 1995 contingent consideration payments with regard to the Neuromed acquisition. The Company recorded the additional "earn-out" consideration of 200,000 shares of Quest common stock valued at $2,558,200 and a $1,500,000 liability. In addition, in September 1995, the Company amended certain terms of the acquisition agreement whereby the Company agreed to accelerate issuance of the 200,000 shares for the 1995 earn-out and the seller relinquished certain rights from the previous agreement. The amended agreement sets the 1996 contingent consideration, payable in January 1997, at a cash payment equal to $3,370,000, if earned.

         The acquisition was accounted for by the purchase method of accounting. The allocation of the purchase price among identifiable tangible and intangible assets was based upon a risk adjusted income approach. The cost in excess of net assets acquired is being amortized on a straight line basis over twenty years.

         Purchased in-process research and development was identified and valued through extensive interviews and analysis of data concerning Neuromed's products under development. Expected future cash flows for products under development were discounted taking into account economic risks associated with the inherent difficulties and uncertainty in completing the products, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets. This resulted in $10,500,000 of purchased research and development which had not yet achieved technological feasibility and does not have alternative uses. Therefore, in accordance with generally accepted accounting principles, the $10,500,000, with no related tax benefit, was charged to expense during the three months ended June 30, 1995.

         The purchase price allocation for the acquisition of Neuromed, as of March 31, 1996, is summarized below:





                                        10                           Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



    Tradenames                             $          2,500,000
    Purchased technology                              4,000,000
    Cost in excess of net assets acquired             9,127,052
    Purchased research and development               10,500,000
    Net tangible assets acquired                        386,389
    Deferred financing costs                            468,767
                                           --------------------
                                           $         26,982,208
                                           ====================

         In connection with the purchase, the Company determined that the operations of Neuromed would be relocated to the Company's facility in Allen, Texas by the end of the first quarter of 1996. The relocation was completed in March 1996 and the Company incurred $1,234,335 of relocation costs which were recorded as an adjustment to cost in excess of net assets acquired.

         The following unaudited pro forma summary presents the results of operations as if the acquisition had occurred on January 1, 1995.
         This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Quest Medical and of Neuromed have been combined from the effective date of the acquisition forward.

                                                        THREE MONTHS
                                                           ENDED
                                                       MARCH 31, 1995
                                                    --------------------
          Pro forma revenue                         $          6,478,939
          Pro forma earnings from operations                     579,019
                                                    --------------------
          Pro forma net earnings                                  42,052
                                                    --------------------
          Pro forma net earnings per common and
              equivalent share                      $                .01
                                                    ====================

         The pro forma operations information excludes the non-recurring charge of $10,500,000 ($1.72 per share) related to purchased in-process research and development which was expensed at the date of acquisition.

(4)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at March 31, 1996:





                                        11                          (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                      GROSS       GROSS
                                                    UNREALIZED  UNREALIZED  ESTIMATED
                                        COST          GAINS       LOSSES    FAIR VALUE
                                        ----          -----       ------    ----------
          Investment grade preferred
            securities                  $   995,041  $  1,227   $ 138,904   $  857,364
          Publicly traded limited
            partnerships                    506,447    16,615      30,000      493,062
          Real estate investment
            trusts                        1,176,227    20,435      87,469    1,109,193
          Other                             661,292    24,666      71,385      614,573
                                        -----------  --------   ---------  -----------
                                        $ 3,339,007  $ 62,943   $ 327,758  $ 3,074,192
                                        ===========  ========   =========  ===========

         At March 31, 1996, no individual security represented more than 15% of the total portfolio or 2% of total assets. The Company did not have any investments in derivative financial instruments at March 31, 1996.

(5)      CURRENT AND LONG-TERM DEBT

         On March 31, 1995, the Company entered into a loan agreement (the "Loan Agreement") with a bank providing for $15 million in senior term financing, which was utilized to pay substantially all of the cash portion of the Neuromed purchase price and a working capital line of up to $5 million. Borrowings under both facilities bore interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. The interest rate could be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The facilities were collateralized by certain of the Company's assets, including accounts receivable, inventory, equipment, furniture and other fixed assets, patents, trademarks and other intangible property, and the Neuromed common stock, but excluding marketable securities in excess of $2 million, and excluding the real property, building, and equipment which collateralize their long-term financing described below. The Company was subject to certain covenants related to the Loan Agreement including the maintenance of a minimum current ratio, ratio of debt to net worth (as defined) and restrictions on the payment of cash dividends. During December 1995, the Company repaid in its entirety the senior term loan utilizing net proceeds it received from a public offering (See Note 7).

         In February 1996, the Company amended the working capital line of credit and added a $15 million acquisition line of credit with the same bank. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory and the acquisition line, if drawn upon, will be collateralized by the Company's remaining unencumbered assets. These facilities will expire on December 31, 1997 and will bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the acquisition line are immediately converted to a five- year term loan. The Company will be subject to certain covenants related to these facilities. Significant covenants include the maintenance of minimum ratios of current maturities coverage ratio, fixed charge ratio and total liabilities to tangible net worth ratio (as defined). The Company will also be restricted






                                        12                          (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         on the payment of cash dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. At March 31, 1996, the Company had advances in the amount of $4,550,000 outstanding under the working capital line with a weighted average interest rate of 7.13%. The Company has not drawn upon the acquisition line of credit.

         At March 31, 1996, the Company had a note payable in the amount of $1,500,000 related to "earn-out" consideration for Neuromed, Inc. (See
         Note 3). Although the note was due and payable in January 1996 and was non-interest bearing, the Company has withheld payment of the note pending arbitration of certain purchase price adjustment disputes between the Company and Neuromed's former principal owner, Mr. William Borkan.

         On December 28, 1993, the Company entered into two agreements for long-term financing on their principal office and manufacturing facility in the amount of $4,355,071. The first agreement, in the amount of $3,000,000, is related to the building. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 8.59%. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. The loan is collateralized by the Allen facility building and land and has an unpaid balance of $2,955,871 at March 31, 1996. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 7.94%. This note has a 10-year amortization. This loan is collateralized by the equipment and furnishings purchased with the proceeds and has an unpaid balance of $1,132,211 at March 31, 1996.

         At March 31, 1996, the Company had a 7.75% note payable for $277,056. This note was secured by certain of the Company's marketable securities investments, held by an investment company, which had a carrying value of $731,400. Borrowings under this note are restricted to 50% of the market value of the Company's marketable securities held by the investment company. At March 31, 1996, the amount available for additional borrowing under this note was $88,644.

(6)      FEDERAL INCOME TAXES

         Although the Company sustained a net operating loss during the three months ended March 31, 1996, income tax expense of $18,347 was recorded as a consequence of the nondeductibility of the amortization expense of goodwill.

         At March 31, 1996, general business credits of $842,700 and alternative minimum tax credits of $134,284 are available to offset future tax liabilities. If unused, the general business credits expire in various amounts beginning in 1997 through 2010.





                                        13                          (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(7)      STOCKHOLDERS' EQUITY

         At March 31, 1996 the Company has outstanding stock purchase rights attached to each outstanding share of common stock. The rights are not exercisable or transferable apart from the common stock until ten days after a public announcement that a person or group, with certain exceptions, either (1) has acquired or has obtained the right to acquire 15% or more of the Company's outstanding shares of common stock, or (2) has commenced or announced an intention to commence a tender offer or exchange offer for 20% or more of the outstanding shares of common stock. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote as a stockholder or receive dividends. Under the rights agreement, the number of shares issuable upon exercise of the rights are subject to adjustment by the Company in order to prevent dilution. The purchase price (as defined in the rights agreement) for each one-half share of common stock purchased pursuant to the exercise of the right is $12.50. Under certain circumstances described in the rights agreement, the holder will be entitled to receive, upon exercise of the right at the current exercise price, that number of shares of common stock of the Company or acquiring Company having a market value of two times the exercise price of the right. The rights may be redeemed in whole by the Company at a price of $0.01 per right at any time prior to their expiration on October 12, 1999, or prior to the point at which they become exercisable.

         In the fourth quarter of 1995, the Company sold 1,676,667 shares in a public offering. Net proceeds to the Company were $15.2 million of which $13.9 million was used to repay the senior term bank debt incurred in connection with the Neuromed acquisition.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under noncancellable operating leases. Total rent expense under operating leases for the three months ended March 31, 1996 and 1995 was $37,217 and $10,881, respectively.

         As a consequence of the Neuromed Acquisition in March 1995, the Company is currently a party to certain product liability claims related to SCS devices sold by Neuromed prior to the acquisition. Product liability insurers have assumed responsibility for defending the Company against these claims, subject to reservation of rights in certain cases. Although the Company is entitled to contractual indemnification from Neuromed's former owner with respect to any losses exceeding its product liability insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance or indemnification is unavailable or inadequate for any reason, or that the Company's SCS business and new SCS product lines will not be adversely affected by these product liability claims.

         Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.





                                        14                          (Continued)

(9)      FINANCIAL INSTRUMENTS, RISK CONCENTRATION, AND MAJOR CUSTOMERS

         In the United States, the Company's accounts receivable are due primarily from hospitals and distributors located throughout the country. Internationally, the Company's accounts receivable are due primarily from distributors located in Europe and Australia. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management's expectations.

(10)     EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $38,250 and $25,050 for the three months ended March 31, 1996 and 1995, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues. Net revenue of $6.15 million for the three months ended March 31, 1996, was $2.08 million or 51% above the level for the comparable 1995 period of $4.07 million. This increase during 1996 compared to 1995 was attributable to revenue generated by Neuromed, Inc. ("Neuromed") which was acquired on March 31, 1995. See Note 3 of the Notes to Condensed Consolidated Financial Statements. Neuromed develops, manufactures and markets a line of electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain.
Net revenue from sales of the Company's other products decreased 9%, or $367,000, during the three months ended March 31, 1996 compared to the same period a year ago, primarily due to lower unit sales volume from the Company's specialized tubing sets.

During March 1996, the Company received clearance from the FDA to commercially market the Company's MPS(TM) brand of myocardial protection system and related products. The Company is clinically validating the system at selected medical institutions, has successfully performed 21 open-heart procedures and expects commercial release of the system during June 1996.

Since the acquisition of Neuromed, the Company has engaged in a systematic program to improve Neuromed's products to assure quality standards consistent with those set for the Company's other products. Consistent with that goal, in April 1996, the Company introduced the next generation multi-electrode lead. However, due to this impending release, distributors and customers delayed purchase commitments in the first quarter of 1996, resulting in lower than expected revenue.

Gross Profit. Gross profit of $3.50 million for the three months ended March 31, 1996 was $1.45 million, or 71.1% above the level for the comparable 1995 period. As a percentage of net revenue, gross profit increased during the three months ended March 31, 1996 to 56.9% as compared to 50.2% for the comparable 1995 period. This increase in gross profit and gross profit margin during 1996 compared to 1995 was attributable to the revenue generated by Neuromed, since Neuromed's products contribute higher gross profit margins than the Company's other product lines.

Operating Expenses. Research and development expense decreased to $896,000 during the three months ended March 31, 1996, compared to $1.09 million for the same period a year ago, and decreased as a percentage of net revenue from 26.7% in 1995 to 14.6% in 1996. This decrease in expense during 1996 compared to 1995 was the result of a reduction in salary and contract labor expense from staffing reductions due to the completion of the MPS system. Management expects research and development expenditures to approximate $2.4 million for the remainder of 1996 and expects that about 60% of such expenditures will be directed to the refining and redesigning of Neuromed products, with the remainder directed primarily to continued development of MPS and related products. Management expects that most of its research and development activities in 1996 will be financed through internally generated funds.

Marketing, general and administrative expenses as a percentage of net revenue increased to 41.9% for the three months ended March 31, 1996, compared to 31.8% for the comparable period during 1995, while the dollar amount increased by $1.28 million. Marketing expense as a percentage of net revenue increased to 23.0% for the 1996 period compared to 13.0% during the same period in 1995, and the dollar amount increased by $883,000. Of such increase, $688,000 was Neuromed marketing expense. The remainder of the increase in marketing expense was primarily the result of additional salary and benefit expense and travel expense from additional direct salespersons hired in preparation for the commercial introduction of MPS during June 1996. General and administrative expense as a percentage of net revenue remained approximately the same at 18.9% for the three months ended March 31, 1996, compared to 18.8% for the same period during 1995, while the dollar amount increased by $397,000. This increase in expense during 1996 compared to 1995 was attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles.

Earnings (Loss) from Operations. Earnings from operations increased to $25,000 during the three months ended March 31, 1996 compared to a net loss from operations of $337,000 for the comparable 1995 period, reflecting the positive impact of the Neuromed acquisition.

Other Income (Expense). Other expense increased to $101,000 during the three months ended March 31, 1996 compared to $28,000 for the same 1995 period. This increase was the result of higher interest expense ($21,000) due to higher levels of borrowings under the Company's working capital line of credit and lower interest income ($56,000) due to reduced funds available for investment.

Income Taxes. The Company recorded income tax expense of $18,000 during the three months ended March 31, 1996 as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired. No income tax benefit was recognized for the Company's net operating loss for the three months ended March 31, 1995.

Net Loss. The net loss decreased from $365,000 during the three months ended March 31, 1995 to $95,000 during the comparable 1996 period due to the increase in earnings from operations attributable to the Neuromed acquisition.

LIQUIDITY AND FINANCIAL POSITION

Cash, cash equivalents and marketable securities totaled $4.67 million at March 31, 1996, an increase of $760,000 from 1995 year-end. Working capital (current assets less current liabilities) was $12.10 million with a current ratio of 3.1 to 1 at March 31, 1996.

In connection with the acquisition of Neuromed, Inc. on March 31, 1995, the Company agreed to pay contingent consideration over the following two years, payable in January 1996 and January 1997, depending on sales of Neuromed's products reaching certain objectives. At year-end 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company withheld payment of the $1.5 million pending arbitration of certain purchase price adjustment disputes between the Company and Neuromed's former principal owner, William Borkan. The 1996 contingent consideration, if earned, could total up to $3.37 million cash which would be payable during January 1997.

In February 1996, the Company amended its working capital line of credit and added a $15 million acquisition line of credit with NationsBank of Texas, N.A. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory. The acquisition line, if drawn upon, is collateralized by the Company's remaining unencumbered assets. Both facilities will expire on December 31, 1997 and bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the acquisition line are immediately converted to a five-year term loan. The Company is subject to certain covenants related to the facilities, including a current maturities coverage ratio, fixed charge ratio and total liabilities to tangible net worth ratio (as defined). The Company is also restricted on the payment of cash dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. At March 31, 1996, the Company had advances in the amount of $4,550,000 outstanding under the working capital line of credit with a weighted average interest rate of 7.13%. The Company has not drawn upon the acquisition line of credit.

The Company spent approximately $413,000 for additions to property, plant and equipment during the three months ended March 31, 1996, most of which were for manufacturing tooling and equipment for the myocardial protection products the Company is preparing to introduce. Management expects capital expenditures for the remainder of 1996 will approximate $1.3 million.

Management believes that its current cash, cash equivalents and marketable securities, funds generated from operations, and if necessary, funds provided by the working capital line of credit will be sufficient to satisfy normal cash operating requirements and capital requirements during the remainder of 1996.

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Other than historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to the Company's ability to develop, clinically validate and gain market acceptance for new products, including the MPS system, the new generation of Neuromed multi-electrode leads and other products; order placement for the new Neuromed leads picking up in the second quarter as expected; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

IMPACT OF INFLATION AND CHANGING PRICES

The Company attempts to minimize the impact of inflation on manufacturing and operating costs through on-going quality and productivity programs. The Company considers the impact of inflation on its operations to be insignificant as the rate of inflation has declined in recent years. When material price increases have been experienced by the Company, it has generally attempted to pass such cost increases on to customers through its prices, to the extent permitted by competition.

CURRENCY FLUCTUATIONS

Substantially all of the Company's international sales are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold, although management does not believe currency fluctuations have had a material effect on the Company's results of operations.

                                    PART II

                               OTHER INFORMATION




ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit 27 -- Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        QUEST MEDICAL, INC.



 DATE:  MAY 14, 1996                    BY: /S/ F. ROBERT MERRILL III
                                           ---------------------------------
                                           F. ROBERT MERRILL III
                                           SENIOR VICE PRESIDENT FINANCE/CHIEF
                                           FINANCIAL OFFICER AND TREASURER

                              INDEX TO EXHIBITS


     Exhibit No.                  Description
     -----------                  -----------

        27                -  Financial Data Schedule
