Form 10-Q
period 1996-06-30
QUEST MEDICAL INC
filed 1996-08-13
CIK 351721

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

   X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 -----                    SECURITIES EXCHANGE ACT 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 -----                    SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ---------

COMMISSION FILE NUMBER 0-10521

                              QUEST MEDICAL, INC.
       (Exact name of Small Business Issuer as specified in its charter)


               TEXAS                                    75-1646002
  -------------------------------                   ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
YES X   NO
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                NUMBER OF SHARES OUTSTANDING AT
     TITLE OF EACH CLASS                                   JULY 26, 1996
- ----------------------------                    --------------------------------
COMMON STOCK, $.05 PAR VALUE                                 8,283,885

                     QUEST MEDICAL, INC. AND SUBSIDIARIES


                              TABLE OF CONTENTS



         PART I. FINANCIAL INFORMATION                                               2

                 Consolidated Balance Sheets
                          June 30, 1996 and December 31, 1995                      3-4


                 Consolidated Statements of Operations
                          For the Three Months and Six Months
                          ended June 30, 1996 and 1995                               5


                 Consolidated Statements of Cash Flows
                          For the Six Months ended
                          June 30, 1996 and 1995                                     6


                 Consolidated Statements of Stockholders'
                          Equity                                                     7


                 Notes to Condensed Consolidated
                          Financial Statements                                    8-15


                 Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                                             16-21


         PART II.         OTHER INFORMATION                                      22-23

                          Item 4. Submission of Matters to a
                                  Vote of Security Holders                          22


                          Item 6. Exhibits and Reports on
                                  Form 8-K                                          23

         SIGNATURES                                                                 24

                                    PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                 JUNE 30,             DECEMBER 31,
                                                                                   1996                  1995
 ASSETS                                                                        (UNAUDITED)
 ------                                                                      ----------------      -----------------
 Current assets:
  Cash and cash equivalents                                                     $   337,928             $ 1,325,630
  Marketable securities                                                           2,336,544               2,588,547
  Receivables:
      Trade accounts, less allowance for doubtful accounts of
         $114,337 in 1996 and $114,337 in 1995                                    5,172,416               4,955,235
   Interest and other                                                               232,965                 128,492
                                                                                -----------             -----------

    Total receivables                                                             5,405,381               5,083,727
                                                                                -----------             -----------

  Inventories:
      Raw materials                                                               2,509,862              2,743,702
      Work-in-process                                                             2,169,201              1,077,529
      Finished goods                                                              2,246,172              2,285,961
                                                                                -----------            -----------

    Total inventories                                                             6,925,235              6,107,192
                                                                                -----------            -----------

  Deferred income taxes                                                             446,346                356,703
  Prepaid expenses and other current assets                                       1,195,420              1,226,268
                                                                                -----------            -----------

    Total current assets                                                         16,646,854             16,688,067
                                                                                -----------            -----------

 Property, plant and equipment:
  Land                                                                            1,930,289              1,930,289
  Building and improvements                                                       5,298,224              5,271,718
  Furniture and fixtures                                                          3,453,425              2,964,471
  Machinery and equipment                                                         4,404,521              3,879,802
                                                                                -----------            -----------
                                                                                 15,086,459             14,046,280

  Less accumulated depreciation and amortization                                  4,273,312              3,784,510
                                                                                -----------            -----------

    Net property, plant and equipment                                            10,813,147             10,261,770
                                                                                -----------            -----------

 Cost in excess of net assets acquired, net of
   accumulated amortization of $571,212 in 1996
   and $340,300 in 1995                                                           9,569,047              9,546,298
 Patents, net of accumulated amortization of
   $1,199,210 in 1996 and $1,086,433 in 1995                                      1,176,189              1,288,966
 Purchased technology from acquisitions, net of
   accumulated amortization of $572,166 in 1996
   and $413,558 in 1995                                                           4,125,834              4,284,442
 Tradenames, net of accumulated amortization
   of $156,250 in 1996 and $93,750 in 1995                                        2,343,750              2,406,250
 Other assets, at cost, less accumulated amortization
   of $190,000 in 1996 and $178,667 in 1995                                           9,931                 19,964
                                                                                -----------            -----------
                                                                                $44,684,752            $44,495,757
                                                                                ===========            ===========

  See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                  JUNE 30,               DECEMBER 31,
                                                                                   1996                     1995
   LIABILITIES AND STOCKHOLDERS' EQUITY                                         (UNAUDITED)
   ------------------------------------                                      -----------------         -----------------
   Current liabilities:
    Accounts payable                                                                1,173,030                1,210,265

    Short-term notes payable and current maturities
      of long-term notes payable                                                    1,889,553                1,616,311
    Accrued salary and employee benefit costs                                         631,954                  630,908
    Accrued relocation costs                                                           35,297                  291,370
    Other accrued expenses                                                            648,431                  755,976
                                                                                  -----------              -----------

      Total current liabilities                                                     4,378,265                4,504,830
                                                                                  -----------              -----------

   Notes payable                                                                    8,445,309                8,558,297
   Deferred income taxes                                                              495,998                  562,580

   Stockholders' equity:
    Common stock of $.05 par value.  Authorized
      25,000,000 shares in 1996 and 10,000,000 in 1995;
      issued 8,276,158 shares in 1996 and 8,147,349 in 1995                           413,808                  407,367
    Additional paid-in capital                                                     38,642,959               38,253,670
    Retained earnings (deficit)                                                    (7,560,174)              (7,579,925)
    Unrealized loss on marketable securities net of
      tax benefit of $67,697 in 1996 and $108,729 in 1995                            (131,413)                (211,062)
                                                                                  -----------              -----------

      Total stockholders' equity                                                   31,365,180               30,870,050


   Commitments and contingencies
                                                                                  -----------              -----------

                                                                                  $44,684,752              $44,495,757
                                                                                  ===========              ===========


   See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                        ------------------------------        -------------------------------
                                                           1996                1995               1996                1995
                                                        ----------       -------------        ------------      -------------
Net revenue                                             $6,669,619       $   7,231,494        $12,818,745       $  11,303,134
Cost of revenue                                          2,737,704           2,883,138          5,389,854           4,910,490
                                                        ----------       -------------        ------------      -------------

         Gross profit                                    3,931,915           4,348,356          7,428,891           6,392,644
                                                        ----------       -------------        ------------      -------------

Operating expenses:
         Marketing                                       1,649,590           1,064,933          3,061,583           1,593,570
         General and administrative                      1,191,502           1,150,895          2,355,346           1,917,753
         Research and development                          872,845           1,407,906          1,769,188           2,493,643
         Purchased research and development                     --          10,500,000                 --          10,500,000
                                                        ----------       -------------        ------------      -------------
                                                         3,713,937          14,123,734          7,186,117          16,504,966
                                                        ----------       -------------        ------------      -------------

         Earnings (loss) from operations                   217,978          (9,775,378)           242,774         (10,112,322)
                                                        ----------       -------------        ------------      -------------

Other income (expenses):
         Interest expense                                 (195,008)           (573,705)          (373,088)           (730,971)
         Interest and other income                          47,400              94,646            114,235             217,956
         Gain on sale of marketable securities
           and assets                                       52,305               5,729             62,529              12,031
                                                        ----------       -------------        ------------      -------------
                                                           (95,303)           (473,330)          (196,324)           (500,984)
                                                        ----------       -------------        ------------      -------------

         Earnings (loss) before income taxes               122,675         (10,248,708)            46,450         (10,613,306)

Income taxes                                                 8,352                  --             26,699                  --
                                                        ----------       -------------        ------------      -------------

         Net earnings (loss)                            $  114,323       $ (10,248,708)       $     19,751      $ (10,613,306)
                                                        ==========       =============        ============      =============

Net earnings (loss) per common and
         common equivalent share:                       $      .01       $       (1.66)       $        --       $      (1.85)
                                                        ==========       =============        ============      =============

Weighted average number of common and
         common equivalent shares used in
         computing earnings (loss) per share:            8,910,712           6,175,188          8,548,211           5,738,825




See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                -------------------------------------
                                                                                     1996                   1995
                                                                                -------------          --------------
    Cash flows from operating activities:
             Net earnings (loss)                                                 $     19,751           $ (10,613,306)
                                                                                 ------------           -------------
             Adjustments to reconcile net earnings (loss) to
                     net cash provided by operating activities:
             Depreciation and amortization                                          1,066,932                 806,163
              Purchased research and development                                           --              10,500,000
              Gain on sale of assets and marketable
                     securities                                                       (62,529)                (12,031)
             Deferred income taxes                                                    (66,582)                      --
             Changes in assets and liabilities, net of assets acquired
               and liabilities assumed:
                     Receivables                                                     (321,654)             (1,173,982)
                     Inventories                                                     (818,043)               (564,376)
                     Prepaid expenses and other assets                                 27,548                (297,415)
                     Accounts payable                                                 (37,235)              1,028,402
                     Other                                                                 --                  11,555
                     Accrued expenses                                                (746,907)                 89,835
                                                                                 ------------           -------------
                     Total adjustments                                               (958,470)             10,388,151
                                                                                 ------------           -------------
                     Net cash used in operating activities                           (938,719)               (225,155)
                                                                                 ------------           -------------

    Cash flows from investing activities:
             Purchases of marketable securities                                    (1,138,272)             (1,082,992)
             Proceeds from sales of marketable securities                           1,571,679               2,305,969
             Acquisition of Neuromed, Inc.                                                 --             (16,330,085)
             Additions to property, plant and equipment                            (1,040,179)               (994,707)
             Net proceeds from sale of assets                                           1,805                   2,600
                                                                                 ------------           -------------
                     Net cash used by investing activities                           (604,967)            (16,099,215)
                                                                                 ------------           -------------

    Cash flows from financing activities:
             Exercise of stock options                                                395,730                 279,829
             Proceeds from short-term obligations                                     328,881                 633,588
             Proceeds of long-term debt                                                    --              16,550,000
             Payment of long-term debt                                                (73,799)               (540,997)
             Payment of short-term obligations                                        (94,828)               (387,656)
             Issuance of tresury stock                                                     --                     529
                                                                                 ------------           -------------
                     Net cash provided by financing activities                        555,984              16,535,293
                                                                                 ------------           -------------
             Net increase (decrease) in cash and cash equivalents                    (987,702)                210,923

    Cash and cash equivalents at beginning of year                                  1,325,630                  87,963
                                                                                 ------------           -------------
    Cash and cash equivalents at June 30                                             $337,928                $298,886
                                                                                 ------------           -------------

    Supplemental cash flow information is presented below:

    Income taxes paid                                                            $         --           $          --
                                                                                 ============           =============

    Interest paid                                                                $    330,067           $     699,953
                                                                                 ============           =============

    See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                            Unrealized
                                                                Additional     Retained       loss on                  Total stock-
                                        Common Stock             paid-in       earnings)    marketable     Treasury      holders'
                                  Shares            Amount       capital       (deficit     securities      stock         equity
                                  ------------------------      ----------    ----------    ----------  ------------  --------------
 Balance at December 31, 1992       7,871,543      $393,577     $18,484,031   $  4,613,941   $       --  $(5,852,194)  $ 17,639,355
         Shares issued upon
                  exercise             67,898         3,395         116,361             --           --            --       119,756
                  of stock
                  options
         Purchase of 100,000
                  common shares,           --            --              --             --           --     (349,004)      (349,004)
                  at cost
         Issuance of 1,490
                  common shares            --            --              --             --           --        7,402          7,402
         Tax effect of stock
                  option                   --            --         187,236             --           --           --        187,236
                  exercise
         Adjustment to
                  unrealized               --            --              --             --     (169,308)          --       (169,308)
                  losses
                  on marketable
                  securities
         Net earnings                                    --              --        816,345           --           --        816,345
                                    ---------      --------     -----------   ------------   ----------  -----------   ------------

 Balance at December 31, 1993       7,939,441       396,972      18,787,628      5,430,286     (169,308)  (6,193,796)    18,251,782
         Shares issued upon
                  exercise             43,057         2,153         134,894             --           --           --        137,047
                  of stock
                  options
         Issuance of 1,882
                  common shares            --            --           5,595             --           --        4,075          9,670
                  from treasury
         Adjustment to
                  unrealized               --            --              --             --     (748,236)          --       (748,236)
                  losses
                  on marketable
                  securities
         Stock dividend                    --            --         586,054       (916,975)          --      330,921             --
         Net loss                          --            --              --     (1,719,193)          --           --     (1,719,193)
                                    ---------      --------     -----------   ------------   ----------  -----------   ------------

      Balance at December 31, 1994  7,982,498       399,125      19,514,171      2,794,118     (917,634)  (5,858,800)    15,930,980
         Shares issued upon
                  exercise            160,422         8,021         361,429             --           --           --        369,450
                  of stock
                  options
         Issuance of 245 common
                  shares from              --            --           1,216             --           --          529          1,745
                  treasury
         Adjustment to
                  unrealized               --            --              --             --      706,572           --        706,572
                  losses
                  on marketable
                  securities
         Issuance of 1,033,333
                  common shares
                  from treasury            --            --       6,779,285             --           --    2,237,246      9,016,531
                  for
                  acquisition
         Sale of treasury and
                  new common
                  shares in             4,429           221      11,597,569             --           --    3,621,025     15,218,815
                  public
                  offering, net
                  of offering
                  costs
         Net loss                         --             --              --    (10,374,043)          --           --    (10,374,043)
                                    ---------      --------     -----------   ------------   ----------  -----------   ------------

Balance at December 31, 1995        8,147,349       407,367      38,253,670     (7,579,925)    (211,062)          --     30,870,050
         Shares issued upon
                  exercise            128,809         6,441         389,289             --           --           --        395,730
                  of stock
                  options
         Adjustment to
                  unrealized               --            --              --             --       79,649           --         79,649
                  losses
                  on marketable
                  securities
         Net earnings                      --            --              --         19,751           --           --         19,751
                                    ---------      --------     -----------   ------------   ----------  -----------   ------------

 Balance at June 30, 1996           8,276,158      $413,808     $38,642,959   $ (7,560,174)  $ (131,413) $        --   $ 31,365,180
                                    =========      ========     ===========   ============   ==========  ===========   ============



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

         The research and development, manufacture, sale and distribution of medical devices is subject to extensive regulation by various public agencies, principally the Food and Drug Administration and corresponding state, local and foreign agencies. Product approvals and clearances can be delayed or withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. While the Company received clearance for the MPS system during March 1996, for example, there can be no assurance that such clearance will not be withdrawn in the future.

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

         The excess of costs over the net assets of businesses acquired is amortized on a straight line basis over the estimated useful lives of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At June 30, 1996, the Company does not believe there has been any impairment of its intangible assets.

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

         Primary and fully diluted loss per share for the three months and six months ended June 30, 1996 are based upon 8,910,712 and 8,548,211 common and common equivalent shares outstanding, respectively. Primary and fully diluted loss per share for the three months and six months ended June 30, 1995 are based upon 6,175,188 and 5,738,825 common and common equivalent shares outstanding, respectively. Common stock equivalents are outstanding stock options and are included in average common and

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         common equivalent shares outstanding using the treasury stock method except during periods where their effect would be antidilutive.

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

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The purchase price allocation for the acquisition of Neuromed, as of June 30, 1996, is summarized below:

         Tradenames                                $  2,500,000
         Purchased technology                         4,000,000
         Cost in excess of net assets acquired        9,127,052
         Purchased research and development          10,500,000
         Net tangible assets acquired                   386,389
         Deferred financing costs                       468,767
                                                   ------------
                                                   $ 26,982,208
                                                   ============

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

                                                               THREE MONTHS              SIX MONTHS
                                                                   ENDED                    ENDED
                                                               JUNE 30, 1995            JUNE 30, 1995
                                                               -------------            -------------
         Pro forma revenue                                       $7,231,494              $13,961,433
         Pro forma earnings from operations                         724,622                1,398,081
                                                                 ----------              -----------
         Pro forma net earnings                                     262,451                  532,876
                                                                 ----------              -----------
         Pro forma net earnings per common
                 and equivalent share                                  $.04                     $.09
                                                                 ==========              ===========

         The pro forma operations information excludes the charge of $10,500,000 ($1.72 per share) related to purchased in-process research and development which was expensed at the date of acquisition.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at June 30, 1996:

                                                                   GROSS            GROSS
                                                                 UNREALIZED      UNREALIZED        ESTIMATED
                                                  COST             GAINS           LOSSES          FAIR VALUE
                                                  ----             -----           ------          ----------
          Investment grade preferred
            securities                        $  885,600          $    --        $(122,588)       $  763,012
          Publicly traded limited
            partnerships                         211,250              500          (11,250)          200,500
          Real estate investment
            trusts                               772,058           10,182          (94,743)          687,497
          Other                                  666,747           88,652          (69,864)          685,535
                                              ----------          -------        ---------        ----------
                                              $2,535,655          $99,334        $ 298,445        $2,336,544
                                              ==========          =======        ==========       ==========

         At June 30, 1996, no individual security represented more than 15% of the total portfolio or 2% of total assets. The Company did not have any investments in derivative financial instruments at June 30, 1996.

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

         In February 1996, the Company amended the working capital line of credit and added a $15 million acquisition line of credit with the same bank. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory and the acquisition line, if drawn upon, will be collateralized by the Company's remaining unencumbered assets. These facilities will expire on December 31, 1997 and will bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         acquisition line are immediately converted to a five-year term loan. The Company is subject to certain covenants related to these facilities. Significant covenants include the maintenance of minimum ratios of current maturities coverage ratio, fixed charge ratio and total liabilities to tangible net worth ratio (as defined). The Company is also restricted on the payment of cash dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. At June 30, 1996, the Company had advances in the amount of $4,550,000 outstanding under the working capital line with a weighted average interest rate of 7.13%. The Company has not drawn upon the acquisition line of credit.

         At June 30, 1996, the Company had a note payable in the amount of $1,500,000 related to "earn-out" consideration for Neuromed, Inc. (See
         Note 3). Although the note was due and payable in January 1996 and was non-interest bearing, the Company has withheld payment of the note pending arbitration of certain purchase price adjustment disputes between the Company and Neuromed's former principal owner, Mr. William Borkan.

         On December 28, 1993, the Company entered into two agreements for long-term financing on their principal office and manufacturing facility in the amount of $4,355,071. The first agreement, in the amount of $3,000,000, is related to the building. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 8.59%. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. The loan is collateralized by the Allen facility building and land and has an unpaid balance of $2,945,233 at June 30, 1996. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 7.94%. This note has a 10-year amortization. This loan is collateralized by the equipment and furnishings purchased with the proceeds and has an unpaid balance of $1,105,576 at June 30, 1996.

         At June 30, 1996, the Company had a 7.75% note payable for $234,053. This note was secured by certain of the Company's marketable securities investments, held by an investment company, which had a carrying value of $745,125. Borrowings under this note are restricted to 50% of the market value of the Company's marketable securities held by the investment company. At June 30, 1996, the amount available for additional borrowing under this note was $138,059.

(6)      FEDERAL INCOME TAXES

         At June 30, 1996, general business credits of $834,348 and alternative minimum tax credits of $134,284 are available to offset future tax liabilities. If unused, the general business credits expire in various amounts beginning in 1997 through 2010.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(7)      STOCKHOLDERS' EQUITY

         At June 30, 1996 the Company has outstanding stock purchase rights attached to each outstanding share of common stock. The rights are not exercisable or transferable apart from the common stock until ten days after a public announcement that a person or group, with certain exceptions, either (1) has acquired or has obtained the right to acquire 15% or more of the Company's outstanding shares of common stock, or (2) has commenced or announced an intention to commence a tender offer or exchange offer for 20% or more of the outstanding shares of common stock. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote as a stockholder or receive dividends. Under the rights agreement, the number of shares issuable upon exercise of the rights are subject to adjustment by the Company in order to prevent dilution. The purchase price (as defined in the rights agreement) for each one-half share of common stock purchased pursuant to the exercise of the right is $12.50. Under certain circumstances described in the rights agreement, the holder will be entitled to receive, upon exercise of the right at the current exercise price, that number of shares of common stock of the Company or acquiring Company having a market value of two times the exercise price of the right. The rights may be redeemed in whole by the Company at a price of $0.01 per right at any time prior to their expiration on October 12, 1999, or prior to the point at which they become exercisable.

         In the fourth quarter of 1995, the Company sold 1,676,667 shares in a public offering. Net proceeds to the Company were $15.2 million of which $13.9 million was used to repay the senior term bank debt incurred in connection with the Neuromed acquisition.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under noncancellable operating leases. Total rent expense under operating leases for the three months ended June 30, 1996 and 1995 was $14,408 and $36,789, respectively, and $51,625 and $47,670 for the six months ended June 30, 1996 and 1995, respectively.

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

(10)     EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $38,250 and $25,050 for the three months ended June 30, 1996 and 1995, respectively, and $76,500 and $50,100 for the six months ended June 30, 1996 and 1995, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues. Net revenue of $6.67 million for the three months ended June 30, 1996, was $562,000, or 7.8% below the level for the comparable 1995 period of $7.23 million. This decrease was primarily the result of lower unit sales volume at the Company's Neuromed subsidiary which was acquired on March 31, 1995 and provides electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. See Note 3 of the Notes to Condensed Consolidated Financial Statements. SCS revenue decreased 14% during the three months ended June 30, 1996 compared to the prior year same period. Net revenue from sales of the Company's other products decreased 1.8%, or $67,000, during the three months ended June 30, 1996 compared to the corresponding period a year ago, primarily due to lower unit sales volume from the Company's specialized tubing sets. For the six months ended June 30, 1996, net revenue of $12.82 million was $1.52 million, or 13.5%, above the comparable 1995 level of $11.30 million. This increase during 1996 compared to 1995 was attributable to revenue generated by Neuromed which provided six months of revenue during the 1996 period compared to only three months during the 1995 period. Net revenue from sales of the Company's other products decreased 5.6%, or $434,000, primarily due to lower unit sales volume from the Company's specialized tubing sets.

During the second quarter, management determined that to transform Neuromed into an industry leader and compete effectively in the SCS market, Neuromed must build an infrastructure to handle the future growth of the business. Accordingly, the Company took the following steps toward that goal: (1) relocated and integrated Neuromed's operations from Ft. Lauderdale, Florida to the Company's corporate facility in Allen, Texas, (2) hired a new president of Neuromed with significant experience in implantable devices, (3) reorganized Neuromed's management team and distribution network, (4) improved Neuromed's existing products to meet the Company's standard of quality, (5) began designing training, customer support and sales and marketing materials and videos, (6) completed customer requirements for next generation spinal cord stimulation devices and (7) licensed implantable drug pump technology. For the remainder of 1996 and into 1997, the Company expects to continue building Neuromed's infrastructure to enable Neuromed to achieve its long-term objectives of sustained and profitable growth.

During March 1996, the Company received clearance from the FDA to commercially market the Company's MPS brand of myocardial protection system and related products. During the second quarter of 1996, the Company began clinically validating the system at selected medical institutions and to date, has completed over 100 human open-heart cases using MPS. On July 24, 1996, the Company announced the release of MPS to market, which should contribute to the Company's second half financial results.

Gross Profit. Gross profit of $3.93 million for the three months ended June 30, 1996 was $416,000, or 9.6% below the level for the comparable 1995 period of $4.35 million. As a percentage of net revenue, gross profit decreased during the three months ended June 30, 1996 to 59.0% as compared to 60.1% for the comparable 1995 period. This decrease in gross profit and gross profit margin during 1996 compared to 1995 was attributable to the decrease in revenue generated by Neuromed, since Neuromed products contribute higher gross profit margins than the Company's other product lines. For the six months ended June 30, 1996, gross profit increased to $7.43 million from $6.39 million for the comparable 1995 period. As a percentage of net revenue, gross profit increased during the six months ended June 30, 1996 to 58.0% as compared to 56.6% for the comparable 1995 period. This increase in gross profit and gross profit margin during the six month period of 1996 compared to 1995 was attributable to the revenue generated by Neuromed, since the 1996 period includes six months of revenue while the 1995 period includes only three months of revenue.

Operating Expenses. Research and development expense decreased to $873,000 during the three months ended June 30, 1996, compared to $1.41 million for the same period a year ago, and decreased as a percentage of net revenue from 19.5% in 1995 to 13.1% in 1996. Research and development expense decreased to $1.77 million during the six months ended June 30, 1996, compared to $2.49 million for the same period during 1995, and decreased as a percentage of net revenue from 22.1% in 1995 to 13.8% in 1996. This decrease during both periods of 1996 compared to 1995 was the result of a reduction in salary and contract labor expense from staffing reductions due to the completion of the MPS system. Management expects research and development expenditures to approximate $1.6 million for the remainder of 1996 and expects that about 60% of such expenditures will be directed to the refining and redesigning of Neuromed products, with the remainder directed primarily to continued development of MPS and related products including modifications necessary to market the MPS internationally. The Company anticipates launching MPS to international markets during fiscal 1997. Management expects that most of its research and development activities in 1996 will be financed through internally-generated funds. During June 1996, the Company received a second patent on the MPS system, and currently has two additional patent applications pending on MPS.

In connection with the March 31, 1995 acquisition of Neuromed, $10.5 million of the aggregate purchase price was identified as purchased in-process research and development. In accordance with generally accepted accounting principles, an expense of $10.5 million was recorded during the three months and six months ended June 30, 1995, with no related tax benefit.

Marketing, general and administrative expenses as a percentage of net revenue increased to 42.6% for the three months ended June 30, 1996, compared to 30.6% for the comparable period during 1995, while the dollar amount increased by $625,000. Marketing expense as a percentage of net revenue increased to 24.7% for the 1996 period compared to 14.7% during the same period in 1995, and the dollar amount increased by $585,000. Of such increase, $451,000 was additional marketing expense of Neuromed primarily related to higher salary, benefit and commission expense from personnel additions, increased travel, samples and promotional expense. During 1996, the Company reorganized part of its distribution network for Neuromed products and discontinued several distributors in certain areas of the United States, replacing them with six direct salespersons who are principally compensated on commission. The Company also began designing training, customer support and sales and marketing materials and videos and will continue those efforts during the second half of 1996. The remainder of the increase in marketing expense during the 1996 period compared to 1995 was primarily the result of additional salary, benefit and travel expense from four additional direct salespersons hired during the fourth quarter of 1995 in preparation of the commercial introduction of the MPS system. The Company currently employs five direct salespersons to market MPS and its related products. Management anticipates hiring additional salespersons to market the MPS system and related products as circumstances warrant. For the six months ended June 30, 1996, marketing expense increased as a percentage of net revenue to 23.9% compared to 14.1% for the same period during 1995, and the dollar amount increased by $1,468,000. Of such increase, $1,139,000 was additional marketing expense of Neuromed primarily, as mentioned above, related to higher salary, benefit, commission, travel, samples and promotional expense. The 1995 six-month period included only three months marketing expense of Neuromed from acquisition date of March 31, 1995, while the 1996 period included six months of expense. The remainder of the increase in marketing expense during the six-month 1996 period compared to 1995 was primarily the result, as mentioned earlier, of additional salary, benefit and travel expense from four additional direct salespersons hired during the fourth quarter of 1995 in preparation for the commercial introduction of the MPS system. General and administrative expense as a percentage of net revenue increased to 17.9% for the three months ended June 30, 1996, compared to 15.9% for the comparable period during 1995, and the dollar amount increased by $41,000 primarily due to higher recruiting and relocation expenses. For the six months ended June 30, 1996, general and administrative expense increased $438,000 compared to the same period in 1995, and as a percentage of net revenue increased from 17.0% in 1995 to 18.4% during 1996. The largest contributor to this increase was amortization expense of Neuromed intangibles which were included in the 1995 period for only three months from date of acquisition of March 31, 1995, while the 1996 period included six months of amortization expense. The remainder of the increase during 1996 compared to 1995 was primarily the result of higher recruiting, relocation, franchise tax and 401(K) Company match expenses.

Earnings (Loss) from Operations. Earnings from operations increased to $218,000 during the three months ended June 30, 1996, compared to a net loss from operations of $9.78 million for the comparable 1995 period. The 1995 loss was due to the charge of $10.5 million for purchased research and development discussed above. Excluding such charge, however, earnings from operations decreased from $725,000 in 1995 to $218,000 during 1996, due for the most part, as discussed above, to the reduction in revenue and gross profit contributed by Neuromed combined with higher Neuromed marketing costs. Earnings from operations increased to $243,000 during the six months ended June 30, 1996, compared to a net loss from operations of $10.11 million for the comparable 1995 period again due to the 1995 charge of $10.5 million for purchased research and development. Excluding such charge, however, earnings from operations decreased from $388,000 in 1995 to $243,000 during 1996 primarily due to higher marketing expense and the other factors discussed above.

Other Income (Expense). Other expense decreased to $95,000 during the three months ended June 30, 1996, compared to an expense of $473,000 during the same 1995 period, a reduction of $378,000. For the six months ended June 30, 1996, other expense decreased to $196,000 compared to $501,000 for the same period in 1995, a reduction of $305,000. This decrease in expense during both periods in 1996 compared to the 1995 periods was attributable to lower levels of interest expense, since the 1995 periods included interest expense on $15 million of bank debt incurred in connection with the Neuromed acquisition which debt was repaid in the fourth quarter of 1995 from the proceeds of a public offering. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements. Interest income decreased $47,000 and $104,000, respectively, for the three months and six months ended June 30, 1996 compared to the same periods in 1995 due to reduced funds available for investment.

Income Taxes. The Company recorded income tax expense of $8,000 and $27,000 for the three months and six months ended June 30, 1996, respectively. The amortization expense of costs in excess of net assets acquired is not deductible for tax purposes, thus explaining the relatively high rate of tax (57.5%) for the six months compared to the U.S. statutory income tax rate applicable to corporations of 34%. No income tax expense or benefit was recorded during the 1995 periods.

Net Earnings (Loss). Net earnings increased to $114,000 for the three months ended June 30, 1996, compared to a net loss of $10.25 million for the comparable 1995 period due to the expense of $10.5 million for purchased research and development incurred in connection with the Neuromed acquisition during 1995. Excluding such charge, however, net earnings would have decreased from $251,000 during 1995 to $114,000 in 1996, primarily due to the decrease in revenue and gross profit contributed by Neuromed. Net earnings increased to $20,000 for the six months ended June 30, 1996, compared to a net loss of $10.61 million for the comparable 1995 period due to the 1995 charge.
Excluding such charge, net earnings increased to $20,000 during 1996 compared to a net loss of $113,000 during the six months ended June 30, 1995, due to reduced interest expense since the 1995 period includes interest on $15.0 million of bank debt incurred in connection with the Neuromed acquisition which was repaid during the fourth quarter of 1995 from the proceeds of a public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital of $12.2 million at June 30, 1996 remained the same as 1995 year end. The ratio of current assets to current liabilities was
3.8 to 1 at June 30, 1996. Cash, cash equivalents and marketable securities totaled $2.7 million at June 30, 1996, a decrease of $1.2 million from 1995 year end.

In February 1996, the Company amended its working capital line of credit and added a $15 million acquisition line of credit with NationsBank of Texas, N.A. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory. The acquisition line, if drawn upon, is collateralized by the Company's remaining unencumbered assets. Both facilities will expire on December 31, 1997, and bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based upon the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the acquisition line are immediately converted to a five-year term loan. The Company is subject to certain covenants related to the facilities, including a current maturities coverage ratio, fixed charge ratio and total liabilities to tangible net worth (as defined). The

Company is also restricted on the payment of cash dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. At June 30, 1996, the Company had advances in the amount of $4.55 million outstanding under the working capital line of credit with a weighted average interest rate of 7.13%. The Company has not drawn upon the acquisition line of credit.

In connection with the acquisition of Neuromed, the Company agreed to pay contingent consideration in January 1996 and January 1997 depending on Neuromed's attainment of certain sales objectives. At year end 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company has withheld payment of the $1.5 million pending arbitration of certain purchase price adjustment disputes between the Company and Neuromed's former principal owner, William Borkan. The 1996 contingent consideration, if earned, could total up to $3.37 million cash and would be payable during January 1997. With NationsBank assent, which, based on preliminary discussions with the bank, management believes it could obtain, the Company may utilize a portion of its acquisition line of credit to fund the payment of any necessary earn-out considerations.

Management believes that its current cash, cash equivalents and marketable securities, funds generated from operations, and if necessary, funds provided by the working capital line of credit will be sufficient to satisfy normal cash operating requirements and capital requirements during the remainder of 1996.

CASH FLOWS

Net cash used by operating activities for the first half of 1996 was $939,000. Primary uses of cash included an increase of $818,000 in the Company's investment in inventories primarily in preparation for the commercial introduction of MPS, a reduction of $747,000 in accrued expenses primarily related to expenditures incurred in the relocation of Neuromed from Ft. Lauderdale, Florida to the corporate facility in Allen, Texas, and an increase of $322,000 in trade and other receivables.

Investing activities for the first half of 1996 resulted in a net use of cash of $605,000. The Company used cash of $1.04 million for capital expenditures for additional manufacturing tooling and equipment and an upgraded computer system. The Company anticipates capital expenditures of $672,000 for the remainder of 1996. The Company was a net seller of marketable securities during the first half of 1996 which provided net cash of $433,000.

Financing activities during the first half of 1996 provided $556,000 of cash. Primary sources of cash from financing activities was $396,000 from the exercise of stock options and net short-term borrowings of $234,000. The Company utilized $74,000 for repayment against long-term debt during the first half of 1996.

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Other than historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to the Company's ability to develop, clinically validate and gain market acceptance for new products, including the MPS system, new generation Neuromed products and other products; successfully developing the infrastructure at Neuromed that will enable the Company to grow the business into a solid player in the SCS market; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

IMPACT OF INFLATION AND CHANGING PRICES

The Company attempts to minimize the impact of inflation on manufacturing and operating costs through on-going quality and productivity programs. The Company considers the impact of inflation on its operations to be insignificant as the rate of inflation has remained low in recent years. When material price increases have been experienced by the Company, it has generally attempted to pass such cost increases on to customers through its prices, to the extent permitted by competition and other factors.

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

                                    PART II

                               OTHER INFORMATION




ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its 1996 Annual Meeting of Shareholders ("Annual Meeting") on June 27, 1996 at the Company's corporate office in Allen, Texas. At the Annual Meeting, the following matters were voted on and approved:

                                                                                              VOTES
                                             VOTES FOR              VOTES AGAINST            ABSTAINED
         PROPOSAL                        NOMINEE/PROPOSAL         NOMINEE/PROPOSAL          OR NOT VOTED
         --------                        ----------------         ----------------          ------------
1)       Election of
         seven directors
         for a one-year term.

         Linton E. Barbee                   6,365,846                  346,643                   --
         Robert C. Eberhart,Ph.D.           6,365,949                  345,540                   --
         Richard A. Gilleland               6,364,813                  347,676                   --
         Hugh M. Morrison                   6,365,846                  346,643                   --
         Richard D. Nikolaev                6,365,028                  347,461                   --
         Thomas C. Thompson                 6,365,846                  346,643                   --
         Michael J. Torma, M.D.             6,365,543                  346,946                   --

2)       Approval of an amendment
         to the Amended Articles of
         Incorporation of the Company
         to increase the number of
         shares of common stock
         authorized for issuance
         thereunder from 10,000,000
         to 25,000,000.                     5,694,348                  903,319              114,822

There were present at the Annual Meeting in person or by proxy, shareholders holding 6,712,489 shares, or approximately 81.5% of the eligible voting shares.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 3.1   -- Articles of Amendment to the Articles of Incorporation

                 3.2   -- Amended and Restated Bylaws

                 27    -- Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             QUEST MEDICAL, INC.



 DATE:  AUGUST 13, 1996                      BY:/S/ F. ROBERT MERRILL III
                                                --------------------------------
                                                F. ROBERT MERRILL III
                                                SENIOR VICE PRESIDENT FINANCE
                                                CHIEF FINANCIAL OFFICER AND
                                                TREASURER

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
- -------                     -----------
 3.1          Articles of Amendment to the Articles of Incorporation

 3.2          Amended and Restated Bylaws

 27           Financial Data Schedule