Form 10-Q
period 1996-09-30
QUEST MEDICAL INC
filed 1996-11-14
CIK 351721

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(MARK ONE)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

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

YES   X    NO
   ------    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              NUMBER OF SHARES OUTSTANDING AT
    TITLE OF EACH CLASS                               OCTOBER 26, 1996
----------------------------                  -------------------------------
COMMON STOCK, $.05 PAR VALUE                               8,315,080

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION                                      2

                 Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995               3-4

                 Consolidated Statements of Operations
                   For the Three Months and Nine Months
                   ended September 30, 1996 and 1995                        5

                 Consolidated Statements of Cash Flows
                   For the Nine Months ended
                   September 30, 1996 and 1995                              6

                 Consolidated Statements of Stockholders'
                   Equity                                                   7

                 Notes to Condensed Consolidated
                   Financial Statements                                  8-15

                 Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                           16-21

PART II.         OTHER INFORMATION                                         22

                 Item 6. Exhibits and Reports on
                   Form 8-K                                                22

SIGNATURES                                                                 23

                                     PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                             SEPTEMBER 30,              DECEMBER 31,
  ASSETS                                                                          1996                      1995
  ------                                                                     -------------              ------------
                                                                              (UNAUDITED)

  Current assets:
     Cash and cash equivalents                                                $    358,022             $  1,325,630
     Marketable securities                                                       1,998,102                2,588,547
     Receivables:
       Trade accounts, less allowance for doubtful accounts of $114,337
         in 1996 and $114,337 in 1995                                            5,031,639                4,955,235
      Interest and other                                                           149,057                  128,492
                                                                              ------------             ------------
           Total receivables                                                     5,180,696                5,083,727
                                                                              ------------             ------------
     Inventories:
       Raw materials                                                             3,692,992                2,743,702
       Work-in-process                                                           1,875,446                1,077,529
       Finished goods                                                            3,016,704                2,285,961
                                                                              ------------             ------------
            Total inventories                                                    8,585,142                6,107,192
                                                                              ------------             ------------
     Deferred income taxes                                                         488,911                  356,703
     Prepaid expenses and other current assets                                     854,994                1,226,268
                                                                              ------------             ------------
            Total current assets                                                17,465,867               16,688,067
                                                                              ------------             ------------
   Property, plant and equipment:
     Land                                                                        1,930,289                1,930,289
     Building and improvements                                                   5,288,765                5,271,718
     Furniture and fixtures                                                      3,746,732                2,964,471
     Machinery and equipment                                                     4,580,378                3,879,802
                                                                              ------------             ------------
                                                                                15,546,164               14,046,280
     Less accumulated depreciation and
       amortization                                                              4,533,214                3,784,510
                                                                              ------------             ------------
            Net property, plant and equipment                                   11,012,950               10,261,770
                                                                              ------------             ------------
  Cost in excess of net assets acquired, net of
      accumulated amortization of $686,668 in 1996
      and $340,300 in 1995                                                      13,285,693                9,546,298
  Patents, net of accumulated amortization of
      $1,255,525 in 1996 and $1,086,433 in 1995                                  1,119,874                1,288,966
  Purchased technology from acquisitions, net of
      accumulated amortization of $651,471 in 1996
      and $413,558 in 1995                                                       4,046,529                4,284,442
  Tradenames, net of accumulated amortization
      of $187,500 in 1996 and $93,750 in 1995                                    2,312,500                2,406,250
  Other assets, at cost, less accumulated amortization
      of $190,000 in 1996 and $178,667 in 1995                                       9,931                   19,964
                                                                              ------------             ------------
                                                                              $ 49,253,344             $ 44,495,757
                                                                              ============             ============

  See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                              SEPTEMBER 30,           DECEMBER 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996                    1995
   ------------------------------------                                       -------------          -------------
                                                                               (UNAUDITED)
   Current liabilities:
     Accounts payable                                                         $   2,101,261          $   1,210,265
     Short-term notes payable and current maturities
        of long-term notes payable                                                9,937,402              1,616,311
     Accrued salary and employee benefit costs                                      748,893                630,908
     Accrued relocation costs                                                            --                291,370
     Other accrued expenses                                                         953,287                755,976
                                                                              -------------          -------------
           Total current liabilities                                             13,740,843              4,504,830
                                                                              -------------          -------------
   Notes payable                                                                  3,854,094              8,558,297
   Deferred income taxes                                                            462,706                562,580
   Stockholders' equity:
     Common stock of $.05 par value.  Authorized
         25,000,000 shares in 1996 and 10,000,000 in 1995;
         issued 8,285,080 shares in 1996 and 8,147,349 in 1995                      414,254                407,367
     Additional paid-in capital                                                  38,548,913             38,253,670
     Retained earnings (deficit)                                                 (7,553,426)            (7,579,925)
     Unrealized loss on marketable securities net of
         tax benefit of $110,263 in 1996 and $108,729 in 1995                      (214,040)              (211,062)
                                                                              -------------          -------------
           Total stockholders' equity                                            31,195,701             30,870,050
   Commitments and contingencies
                                                                              -------------          -------------
                                                                              $  49,253,344          $  44,495,757
                                                                              =============          =============


   See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------------     -----------------------------
                                                      1996           1995            1996             1995
                                                  ----------      ----------     -----------      ------------
Net revenue                                       $6,486,521      $6,818,923     $19,305,266      $ 18,122,057

Cost of revenue                                    2,699,883       2,850,038       8,089,737         7,760,528
                                                  ----------      ----------     -----------      ------------
         Gross profit                              3,786,638       3,968,885      11,215,529        10,361,529
                                                  ----------      ----------     -----------      ------------
Operating expenses:
   Marketing                                       1,788,939       1,158,818       4,850,522         2,752,388
   General and administrative                      1,149,198       1,120,697       3,504,544         3,038,450
   Research and development                          724,252       1,145,863       2,493,440         3,639,506
   Purchased research and development                     --              --              --        10,500,000
                                                  ----------      ----------     -----------      ------------
                                                   3,662,389       3,425,378      10,848,506        19,930,344
                                                  ----------      ----------     -----------      ------------
         Earnings (loss) from operations             124,249         543,507         367,023        (9,568,815)
                                                  ----------      ----------     -----------      ------------
Other income (expenses):
   Interest expense                                 (198,287)       (552,002)       (571,375)       (1,282,973)
   Interest and other income                          48,250          67,674         162,485           285,630
   Gain on sale of marketable securities
      and assets                                      61,352          31,362         123,881            43,393
                                                  ----------      ----------     -----------      ------------
                                                     (88,685)       (452,966)       (285,009)         (953,950)
                                                  ----------      ----------     -----------      ------------
         Earnings (loss) before income taxes          35,564          90,541          82,014       (10,522,765)
Income taxes                                          28,816              --          55,515                --
                                                  ----------      ----------     -----------      ------------
         Net earnings (loss)                      $    6,748      $   90,541     $    26,499      $(10,522,765)
                                                  ==========      ==========     ===========      ============
Net earnings (loss) per common and
   common equivalent share:                       $       --      $      .01     $        --      $      (1.69)
                                                  ==========      ==========     ===========      ============
Weighted average number of common and
   common equivalent shares used In computing
   earnings (loss) per share:                      8,707,989       7,158,275       8,601,470         6,211,975


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ------------------------------------
                                                                                   1996                    1995
                                                                               -----------            -------------
    Cash flows from operating activities:
       Net earnings (loss)                                                     $    26,499            $ (10,522,765)
                                                                               -----------            -------------
       Adjustments to reconcile net earnings (loss) to
          net cash used by operating activities:
           Depreciation and amortization                                         1,607,160                1,317,294
           Purchased research and development                                           --               10,500,000
           Gain on sale of assets and marketable
             securities                                                           (125,686)                 (47,373)
           Deferred income taxes                                                   (99,874)                      --
           Changes in assets and liabilities, net of assets acquired
             and liabilities assumed:
               Receivables                                                         (96,969)                (728,839)
               Inventories                                                      (2,477,950)                (906,745)
               Prepaid expenses and other assets                                   371,274                 (549,370)
               Accounts payable                                                    890,996                  (21,029)
               Other                                                                (1,300)                  11,556
               Accrued expenses                                                   (571,909)                 149,025
                                                                               -----------            -------------
                Total adjustments                                                 (504,258)               9,724,519
                                                                               -----------            -------------
                Net cash used in operating activities                             (477,759)                (798,246)
                                                                               -----------            -------------
    Cash flows from investing activities:
      Purchases of marketable securities                                        (1,231,940)              (1,129,896)
      Proceeds from sales of marketable securities                               1,941,754                3,538,126
      Acquisition of Neuromed, Inc.                                                     --              (15,947,338)
      Additions to property, plant and equipment                                (1,499,884)              (1,313,422)
      Net proceeds from sale of assets                                               1,805                    6,626
                                                                               -----------            -------------
                Net cash used by investing activities                             (788,265)             (14,845,904)
                                                                               -----------            -------------
    Cash flows from financing activities:
      Exercise of stock options                                                    405,276                  314,210
      Proceeds from short-term obligations                                         328,881                  597,787
      Proceeds of long-term debt                                                        --               16,900,000
      Payment of long-term debt                                                   (111,834)              (1,057,143)
      Payment of short-term obligations                                           (220,761)                (474,433)
      Debt issuance costs                                                               --                 (468,767)
      Redemption of rights plan                                                   (103,146)                      --
      Issuance of treasury stock                                                        --                      529
                                                                               -----------            -------------
                Net cash provided by financing activities                          298,416               15,812,183
                                                                               -----------            -------------
      Net increase (decrease) in cash and cash equivalents                        (967,608)                 168,033

    Cash and cash equivalents at beginning of year                               1,325,630                   87,963
                                                                               -----------            -------------
    Cash and cash equivalents at September 30                                  $   358,022            $     255,996
                                                                               -----------            -------------
    Supplemental cash flow information is presented below:
    Income taxes paid                                                          $        --            $          --
                                                                               ===========            =============
    Interest paid                                                              $   530,600            $   1,232,999
                                                                               ===========            =============

    See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Unrealized
                                      Common Stock      Additional      Retained       loss on                       Total stock-
                                 --------------------    paid-in        earnings      marketable       Treasury         holders'
                                   Shares     Amount     capital       (deficit)      securities        stock           equity
                                 ---------   --------  -----------    ------------    ----------     ------------    -----------
 Balance at December 31, 1992    7,871,543   $393,577  $18,484,031    $  4,613,941     $      --      $(5,852,194)   $17,639,355
   Shares issued upon exercise
     of stock options               67,898      3,395      116,361              --            --               --        119,756
   Purchase of 100,000 common
     shares, at cost                    --         --           --              --            --         (349,004)      (349,004)
   Issuance of 1,490 common
     shares                             --         --           --              --            --            7,402          7,402
   Tax effect of stock
     option exercise                    --         --      187,236              --            --               --        187,236
   Adjustment to unrealized
     losses on marketable
     securities                         --         --           --              --      (169,308)             --        (169,308)
   Net earnings                         --         --           --         816,345            --              --         816,345
                                 ---------   --------  -----------    ------------    ----------     ------------    -----------
 Balance at December 31, 1993    7,939,441    396,972   18,787,628       5,430,286      (169,308)      (6,193,796)    18,251,782
   Shares issued upon exercise
     of stock options               43,057      2,153      134,894              --            --               --        137,047
   Issuance of 1,882 common
     shares from treasury               --         --        5,595              --            --            4,075          9,670
   Adjustment to unrealized
     losses on marketable
     securities                         --         --           --              --      (748,236)              --       (748,236)
   Stock dividend                       --         --      586,054        (916,975)           --          330,921             --
   Net loss                             --         --           --      (1,719,193)           --               --     (1,719,193)
                                 ---------   --------  -----------    ------------    ----------     ------------    -----------
 Balance at December 31, 1994    7,982,498    399,125   19,514,171       2,794,118      (917,634)      (5,858,800)    15,930,980
   Shares issued upon exercise
     of stock options              160,422      8,021      361,429              --            --               --        369,450
   Issuance of 245 common                                                                     --
     shares from treasury               --         --        1,216              --            --              529          1,745
   Adjustment to unrealized
     losses on marketable
     securities                         --         --           --              --       706,572               --        706,572
   Issuance of 1,033,333
     common shares from
     treasury for acquisition           --         --    6,779,285              --            --        2,237,246      9,016,531
   Sale of treasury and new
     common shares in public                                                                 --
     offering, net of
     offering costs                  4,429        221   11,597,569              --            --        3,621,025     15,218,815
   Net loss                             --         --           --     (10,374,043)           --               --    (10,374,043)
                                 ---------   --------  -----------    ------------    ----------     ------------    -----------
 Balance at December 31, 1995    8,147,349    407,367   38,253,670      (7,579,925)     (211,062)              --     30,870,050
   Shares issued upon exercise
     of stock options              137,731      6,887      398,389              --            --               --        405,276
   Redemption of rights plan            --         --     (103,146)             --            --               --        (13,146)
   Adjustment to unrealized
     losses on marketable
     securities                         --         --           --              --        (2,978)              --         (2,978)
   Net earnings                         --         --           --          26,499            --               --         26,499
                                 ---------   --------  -----------    ------------    ----------     ------------    -----------
 Balance at September 30, 1996   8,285,080   $414,254  $38,548,913    $(7,553,426)    $ (214,040)    $         --    $31,195,701
                                 =========   ========  ===========    ===========     ==========     ============    ===========


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

         The excess of costs over the net assets of businesses acquired is amortized on a straight line basis over the estimated useful lives of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At September 30, 1996, the Company does not believe there has been any impairment of its intangible assets.

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

         Primary and fully diluted earnings per share for the three months and nine months ended September 30, 1996 are based upon 8,707,989 and 8,601,470 common and common equivalent shares outstanding, respectively. Primary and fully diluted earnings (loss) per share for the three months and nine months ended September 30, 1995 are based upon 7,158,275 and 6,211,975 common and common equivalent shares outstanding, respectively. Common stock equivalents are outstanding stock options and are included in


                                       9                            (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         average common and common equivalent shares outstanding using the treasury stock method except during periods where their effect would be antidilutive.

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

         In October 1996, the sales objectives for 1996 were reached which triggered a liability for the 1996 contingent consideration payment with regard to the Neuromed acquisition. The Company recorded the additional "earn-out" consideration of $3,370,000 on the September 30, 1996 balance sheet. The cash payment is due and payable in January 1997 under the acquisition agreement.

         The acquisition was accounted for by the purchase method of accounting. The allocation of the purchase price among identifiable tangible and intangible assets was based upon a risk adjusted income approach. The cost in excess of net assets acquired is being amortized on a straight line basis over twenty years.

         Purchased in-process research and development was identified and valued through extensive interviews and analysis of data concerning Neuromed's products under development. Expected future cash flows for products under development were discounted taking into account economic risks associated with the inherent difficulties and uncertainty in completing the products, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets. This resulted in $10,500,000 of purchased research and development which had not yet achieved technological feasibility and does not have alternative uses. Therefore, in accordance with generally accepted accounting principles, the $10,500,000, with no related tax benefit, was charged to expense during the nine months ended September 30, 1995.


                                       10                            (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The purchase price allocation for the acquisition of Neuromed is summarized below:

         Tradenames                                        $ 2,500,000
         Purchased technology                                4,000,000
         Cost in excess of net assets acquired              12,959,154
         Purchased research and development                 10,500,000
         Net tangible assets acquired                          174,889
         Deferred financing costs                              468,767
                                                           -----------
                                                           $30,602,810
                                                           ===========

         In connection with the purchase, the Company determined that the operations of Neuromed would be relocated to the Company's facility in Allen, Texas by the end of the first quarter of 1996. The relocation was completed in March 1996 and the Company incurred $1,234,335 of relocation costs which were recorded as an adjustment to cost in excess of net assets acquired.

         The following unaudited pro forma summary presents the results of operations for the nine months ended September 30, 1995 as if the acquisition had occurred on January 1, 1995. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future. This method of combining the companies is for the presentation of unaudited pro forma summary results of operations. Actual statements of operations of Quest Medical and of Neuromed have been combined from the effective date of the acquisition forward.

                                                               NINE MONTHS
                                                                  ENDED
                                                           SEPTEMBER 30, 1995
                                                           ------------------
         Pro forma revenue                                     $20,529,356
         Pro forma earnings from operations                      1,847,148
                                                               -----------
         Pro forma net earnings                                    167,220
                                                               -----------
         Pro forma net earnings per common
             and equivalent share                              $       .02
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


                                       11                            (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at September 30, 1996:

                                                         GROSS       GROSS
                                                      UNREALIZED  UNREALIZED     ESTIMATED
                                            COST         GAINS      LOSSES      FAIR VALUE
                                         ----------   ----------  ----------    ----------
         Investment grade preferred
           securities                      $885,600    $  115     $(161,692)    $  724,023
         Publicly traded limited
           partnerships                     200,000     1,250            --        201,250
         Real estate investment
           trusts                           617,780        --      (103,803)       513,977
         Other                              619,025     4,188       (64,361)       558,852
                                         ----------    ------     ---------     ----------
                                         $2,322,405    $5,553     $(329,856)    $1,998,102
                                         ==========    ======     =========     ==========

         At September 30, 1996, no individual security represented more than 15% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at September 30, 1996.

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

         In February 1996, the Company amended the working capital line of credit and added a $15 million acquisition line of credit with the same bank. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory and the acquisition line, if drawn upon, will be collateralized by the Company's remaining unencumbered assets. These facilities will expire on December 31, 1997 and will bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based on the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the acquisition line are immediately converted to a five-year term loan. The Company is subject to certain covenants related to these facilities. Significant covenants include the maintenance of minimum ratios of current maturities coverage ratio, a fixed charge ratio and a total liabilities to tangible net worth ratio (as defined). The Company is also restricted on the payment of cash dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. As of September 30, 1996, the Company was not in compliance with certain financial covenants in its loan agreement, but NationsBank has waived such non-compliance until December 31, 1996. As a consequence, the Company has reclassified the indebtedness in the amount of $4.55 million under the working capital line of credit from long-term notes payable to short-term notes payable at September 30, 1996. Such indebtedness would have otherwise been classified as short-term indebtedness by the terms of the loan agreement on December 31, 1996. The weighted average interest rate on such debt was 7.19% at September 30, 1996. The Company and NationsBank are negotiating an amendment of the loan agreement to provide for amended financial covenants acceptable to both the bank and the Company and based on preliminary discussions with the bank, the Company believes it will be successful in doing so. The Company has not drawn upon the acquisition line of credit.



                                       12                            (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         At September 30, 1996, the Company had notes payable in the amounts of $1,500,000 and $3,370,000 related to "earn-out" consideration for Neuromed, Inc. (See Note 3). Although the $1,500,000 note was due and payable in January 1996 and was non-interest bearing, the Company has withheld payment of the note pending the outcome of arbitration proceedings related to certain purchase price adjustment disputes between the Company and Neuromed's former principal owner, Mr. William Borkan. The $3,370,000 note is due and payable in January 1997 and is non-interest bearing. Payment of this note will similarly depend on the resolution of the arbitration.

         On December 28, 1993, the Company entered into two agreements for long-term financing on its principal office and manufacturing facility in the amount of $4,355,071. The first agreement, in the amount of $3,000,000, is related to the building. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 8.59%. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. The loan is collateralized by the Allen facility building and land and has an unpaid balance of $2,934,364 at September 30, 1996. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 7.94%. This note has a 10-year amortization. This loan is collateralized by the equipment and furnishings purchased with the proceeds and has an unpaid balance of $1,078,410 at September 30, 1996.

         At September 30, 1996, the Company had a 7.75% note payable for $108,120. This note was secured by certain of the Company's marketable securities investments, held by an investment company, which had a carrying value of $755,688. Borrowings under this note are restricted to 50% of the market value of the Company's marketable securities held by the investment company. At September 30, 1996, the amount available for additional borrowing under this note was $269,724.

(6)      FEDERAL INCOME TAXES

         At September 30, 1996, general business credits of $838,582 and alternative minimum tax credits of $152,620 are available to offset future tax liabilities. If unused, the general business credits expire in various amounts beginning in 1997 through 2010.

(7)      STOCKHOLDERS' EQUITY

         On August 26, 1996, the Board of Directors voted to redeem the Company's then outstanding stock purchase rights at $0.01 per share. The redemption price for the outstanding rights was paid on September 27, 1996 to shareholders of record as of September 12, 1996.


                                       13                            (Continued)

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Also on August 26, 1996, the Board of Directors adopted a new Shareholder's Rights Plan in which rights to purchase shares of the Company's common stock were distributed as a dividend, one right per share, to shareholders of record as of September 12, 1996. The rights are not exercisable or transferable apart from the common stock until ten business days following the date that a person or group acquires more than 15% of the Company's common stock or announces a tender or exchange offer for more than 20% of the Company's common stock. Upon becoming exercisable generally, each right entitles the holders to purchase one share of common stock for $30.00. If the rights become exercisable because a person or group acquires more than 15% of the common stock (an "Acquiring Person"), however, the purchase price and number of shares purchasable will be adjusted so that the holder will have the right to receive, upon the exercise of the right at the applicable exercise price, that number of shares of the Company's common stock having a market value equal to two times the applicable exercise price of the right. If the Company is acquired in a merger or other business combination transaction, or 50% or more of its consolidated assets or earning power are sold, provision will be made so that each holder of a right will have the right to receive, upon the exercise of the right at the applicable exercise price, that number of shares of the acquiring company's common stock having a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote as a stockholder or receive dividends. Under the Rights Plan, the number of shares issuable upon exercise of the rights is subject to adjustment by the Company to prevent dilution. After a person becomes an Acquiring Person, the Company's board of directors may exchange the rights, other than those owned by the Acquiring Person, in whole or in part, at an exchange ratio of one share of common stock per right, subject to adjustment. The rights may be redeemed in whole by the Company at a price of $0.01 per right at any time prior to their expiration on September 12, 2006, or prior to the point at which they become exercisable.

         In the fourth quarter of 1995, the Company sold 1,676,667 shares in a public offering. Net proceeds to the Company were $15.2 million of which $13.9 million was used to repay the senior term bank debt incurred in connection with the Neuromed acquisition.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under noncancellable operating leases. Total rent expense under operating leases for the three months ended September 30, 1996 and 1995 was $13,923 and $36,789, respectively, and $65,548 and $84,459 for the nine months ended September 30, 1996 and 1995, respectively.


                                       14                            (Continued)

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

(10)     EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions, to a maximum of 6% of the participants' compensation. The expense of the Company's contribution was $38,250 and $25,050 for the three months ended September 30, 1996 and 1995, respectively, and $114,750 and $75,150 for the nine months ended September 30, 1996 and 1995, respectively.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
AND 1995

Revenues. Net revenue of $6.49 million for the three months ended September 30, 1996, was $332,000, or 4.9% below the level for the comparable 1995 period of $6.82 million. This decrease was primarily the result of lower unit sales volume at the Company's Advanced Neuromodulation Systems, Inc. ("ANS") subsidiary, formerly Neuromed, which was acquired on March 31, 1995, and provides electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. See Note 3 of the Notes to Condensed Consolidated Financial Statements. SCS revenue decreased 10.3%, or $334,000, during the three months ended September 30, 1996 compared to the prior year same period. Of such decrease, approximately $191,000 resulted from the return of inventories from certain stocking distributors of ANS products whose distributor agreements the Company decided to terminate early. The Company made the strategic decision to market its products through commissioned sales agents rather than distributors in certain areas of the United States. During the third quarter of 1996, the Company completed clinical validation of the MPS brand of myocardial system and began commercial shipments during September 1996. Revenue from sales of the MPS system and related products was $170,000 during the three months ended September 30, 1996, and management believes such sales should begin to ramp up during the fourth quarter of 1996. Net revenue from sales of the Company's other products decreased 4.7%, or $168,000, during the three months ended September 30, 1996 compared to the corresponding period a year ago, primarily due to lower unit sales volume from the Company's specialized tubing sets. For the nine months ended September 30, 1996, net revenue of $19.31 million was $1.18 million, or 6.5%, above the comparable 1995 level of $18.12 million. This increase during 1996 compared to 1995 was attributable to revenue generated by ANS, which provided nine months of revenue during the 1996 period compared to only six months during the 1995 period. Net revenue from sales of the Company's other products decreased 5.3%, or $602,000, primarily due to lower unit sales volume from the Company's specialized tubing sets.

During the third quarter of 1996, management continued to execute its previously announced plans of building the infrastructure at ANS, which management believes is necessary to transform ANS into an industry leader and compete effectively in the SCS market. Management believes it has taken major steps in improving the current products of ANS. This effort is continuing through the remainder of this year and into the first quarter of 1997. Management believes that these efforts should return ANS to sustained and profitable revenue growth during 1997.

Gross Profit. Gross profit of $3.79 million for the three months ended September 30, 1996 was $182,000, or 4.6% below the level for the comparable 1995 period of $3.97 million. As a percentage of net revenue, gross profit remained level during the three months ended September 30, 1996 as compared to 1995, 58.4% in 1996 compared to 58.2% during 1995. The dollar decrease in gross profit during 1996 compared to 1995 was attributable to the decrease in revenue generated by ANS as discussed above. For the nine months ended September 30, 1996, gross profit increased to $11.22 million from $10.36 million for the comparable 1995 period. As a percentage of net revenue, gross profit increased during the nine months ended September 30, 1996 to 58.1% as compared to 57.2% for the comparable 1995 period. This increase in gross profit and gross profit margin during the nine-month period of 1996 compared to 1995 was attributable to the revenue generated by ANS, since the 1996 period includes nine months of revenue, while the 1995 period includes only six months of revenue from the acquisition date of March 31, 1995, and ANS products contribute higher gross profit margins than the Company's other product lines.

Operating Expenses. Research and development expense decreased to $724,000 during the three months ended September 30, 1996, compared to $1.15 million for the same period a year ago, and decreased as a percentage of net revenue from 16.8% in 1995 to 11.2% in 1996. Research and development expense decreased to $2.49 million during the nine months ended September 30, 1996, compared to $3.64 million for the same period during 1995, and decreased as a percentage of net revenue from 20.1% in 1995 to 12.9% in 1996. This decrease during both periods of 1996 compared to 1995 was the result of a reduction in salary and contract labor expense from staffing reductions due to the completion of the development of the MPS system. Separately, the Company has devoted significant engineering resources and has taken major steps in improving the current ANS products during the past two quarters of 1996. This effort is continuing through the remainder of 1996 and into the first quarter of 1997. Management expects research and development expenditures to approximate $800,000 for the remainder of 1996. The Company plans to focus 60% of the $3.0 million it is budgeting for fiscal 1997 on developing the next generation of ANS products for market introduction during 1998. The remainder of the planned 1997 expenditures will be directed toward continued developments in the myocardial protection system. Management expects that most of its research and development activities will continue to be financed through internally-generated funds.

In connection with the March 31, 1995 acquisition of Neuromed, $10.5 million of the aggregate purchase price was identified as purchased, in-process research and development. In accordance with generally accepted accounting principles, an expense of $10.5 million was recorded during the nine-month period ending September 30, 1995, with no related tax benefit.

Marketing, general and administrative expenses, as a percentage of net revenue, increased to 45.3% for the three months ended September 30, 1996, compared to 33.4% for the comparable period during 1995, while the dollar amount increased by $659,000. Marketing expense, as a percentage of net revenue, increased to 27.6% for the 1996 period compared to 17.0% during the same period in 1995, and the dollar amount increased by $630,000. Of such increase, $335,000 was additional marketing expense of ANS primarily related to higher salary, benefit and commission expense from personnel additions, increased travel, and samples and promotional expense. During 1996, the Company has reorganized part of its distribution network for ANS products and replaced several distributors in certain areas of the United States, replacing them with seven direct salespersons and sales agents who are principally compensated on commission. The Company has also begun designing training, customer support and sales and marketing materials and videos and will continue those efforts during the remainder of 1996 and early 1997. The Company has recently reestablished relationships with key implanters who had discontinued using the ANS products prior to the Company's acquisition. The remainder of the increase in marketing expense during the 1996 period compared to 1995 was primarily the result of additional salary, benefit and travel expense from four additional direct salespersons hired during the fourth quarter of 1995 in preparation of the commercial introduction of the MPS system. The Company currently employs five direct salespersons to market the MPS system and related products. As previously mentioned, the Company began commercial shipments during September 1996. Currently, the Company has evaluations in twelve hospitals and expects evaluations to begin in seven additional hospitals during mid-November 1996. Over 400 surgical cases have been performed using MPS to date. Management believes that initial trends indicate that cardiovascular surgeons who have used or seen the system are ready to change protocols quickly to take advantage of the MPS features, and that hospitals with multiple surgical suites, if adopting the MPS system, will purchase multiple systems. One major challenge, in the opinion of management, is controlling the purchasing approval process post-clinical evaluation of the MPS. Management anticipates hiring additional salespersons during 1997 to market the MPS system and related products as circumstances warrant. Management has decided to focus most of its efforts for MPS during 1997 on the U.S. and Canadian markets, and does not anticipate introduction of MPS internationally until fiscal 1998. For the nine months ended September 30, 1996, marketing expense increased as a percentage of net revenue to 25.1% compared to 15.2% for the same period during 1995, and the dollar amount increased by $2.1 million. Of such increase, $1.47 million was additional marketing expense of ANS, again primarily related to additional salary, benefit, commission, travel, samples and promotional expense. The 1995 nine-month period included only six months of marketing expense of ANS since the acquisition date occurred on March 31, 1995, while the 1996 period included nine months of expense. The remainder of the increase in marketing expense during the nine-month 1996 period compared to 1995 of $624,000, was primarily the result, as mentioned earlier, of additional salary, benefit and travel expense from four additional direct salespersons hired during the fourth quarter of 1995 in preparation for the commercial introduction of the MPS system and related products.

General and administrative expense as a percentage of net revenue increased to 17.7% for the three months ended September 30, 1996, compared to 16.4% for the comparable period during 1995, and the dollar amount increased by $29,000 solely due to additional amortization expense of ANS intangibles. For the nine months ended September 30, 1996, general and administrative expense increased $466,000 compared to the same period in 1995, and as a percentage of net revenue, increased from 16.8% in 1995 to 18.2% during 1996. Of such increase, $318,000 was attributable to higher amortization expense of ANS intangibles, and the 1995 period included amortization expense for only six months since the acquisition occurred on March 31, 1995, while the 1996 period included nine months of amortization expense. The remainder of the increase during 1996 compared to 1995 was primarily the result of higher recruiting, relocation, franchise tax and 401(k) Company match expenses.

Earnings (Loss) from Operations. Earnings from operations decreased to $124,000 during the three months ended September 30, 1996, compared to $544,000 for the comparable 1995 period. Lower revenue and gross profit from the ANS subsidiary, combined with increased marketing expense, led to this decrease. For the nine months ended September 30, 1996, earnings from operations increased to $367,000 compared to a loss from operations of $9.57 million during the comparable period during 1995, due to the $10.5 million expense in 1995 for purchased research and development incurred in connection with the Neuromed acquisition. Excluding such charge, however, earnings from operations decreased from $931,000 in 1995 to $367,000 during 1996 primarily due to higher marketing expense.

Other Income (Expense). Other expense decreased to $89,000 during the three months ended September 30, 1996, compared to an expense of $453,000 during the same 1995 period, a reduction of $364,000. For the nine months ended September 30, 1996, other expense decreased to $285,000 compared to $954,000 for the same period in 1995, a reduction of $669,000. This decrease in other expense during both periods of 1996 compared to the 1995 periods was attributable, for the most part, to lower levels of interest expense, since the 1995 periods included interest expense on $15 million of bank debt incurred in connection with the Neuromed acquisition, which was repaid in the fourth quarter of 1995 from the proceeds of a public offering. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements. Interest income decreased $19,000 and $123,000, respectively, for the three months and nine months ended September 30, 1996 compared to the same periods in 1995 due to reduced funds available for investment.

Income Taxes. The Company recorded income tax expense of $29,000 and $56,000 for the three months and nine months ended September 30, 1996, respectively. The amortization expense of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the relatively high rate of tax for the 1996 periods compared to the U.S. statutory income tax rate applicable to corporations of 34%. No income tax expense or benefit was recorded during the 1995 periods.

Net Earnings (Loss). Net earnings decreased to $6,700 for the three months ended September 30, 1996, compared to net earnings of $91,000 for the comparable 1995 period, primarily due to the decrease in revenue and gross profit contributed by ANS and the increased level of marketing expense. Net earnings increased to $26,000 for the nine months ended September 30, 1996, compared to a net loss of $10.52 million for the comparable 1995 period due to the expense of $10.5 million for purchased research and development incurred in connection with the Neuromed acquisition during 1995. Excluding such charge, net earnings would have been equivalent during the nine month periods, $26,000 in 1996 compared to $23,000 in 1995.

LIQUIDITY AND FINANCIAL POSITION

The Company's working capital of $3.73 million at September 30, 1996 decreased from the December 31, 1995 level of $12.18 million principally due to increased short-term notes payable from the second "earn-out" consideration related to the Neuromed acquisition, the reclassification of $4.55 million indebtedness under the Company's working capital line from long-term to short-term and a reduction in the Company's cash, cash equivalents and marketable securities (see "Cash Flows" below). The ratio of current assets to current liabilities was 1.27:1 at September 30, 1996, compared to 3.7:1 at December 31, 1995. Cash, cash equivalents and marketable securities totaled $2.36 million at September 30, 1996, a decrease of $1.56 million from 1995 year end.

In connection with the acquisition of Neuromed, the Company agreed to pay contingent consideration in January 1996 and January 1997 depending on Neuromed's attainment of certain sales objectives. At year end 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company has withheld payment of the $1.5 million pending arbitration of certain purchase price and other disputes between the Company and Neuromed's former principal owner, William Borkan. In October 1996, the sales objectives for the 1996 earn-out were reached and the Company recorded a note payable in the amount of $3.37 million at September 30, 1996, which is due and payable in January 1997. Payment of this note will similarly depend on the resolution of the arbitration. With NationsBank's assent, which, based on preliminary discussions with the bank, management believes it could obtain, the Company may utilize a portion of its acquisition line of credit to fund the payment of any necessary earn-out payments.

In February 1996, the Company amended its working capital line of credit and added a $15 million acquisition line of credit with NationsBank of Texas, N.A. Under the amended agreement, the working capital line of credit is collateralized by the Company's accounts receivable and inventory. The acquisition line, if drawn upon, is collateralized by the Company's remaining unencumbered assets. Both facilities will expire on December 31, 1997, and bear interest at the prime rate plus 25 basis points or LIBOR plus 200 basis points, at the Company's discretion. The interest rate can be reduced based upon the Company achieving certain ratios of senior bank debt to EBITDA. Advances under the acquisition line are immediately converted to a five-year term loan. The Company is subject to certain covenants related to the facilities, including a current maturities coverage ratio, fixed charge ratio and total liabilities to tangible net worth ratio (as defined). The Company is also restricted on the payment of dividends to 75% of annual net earnings if no draws exist under the acquisition line and 25% of annual net earnings if the acquisition line has been drawn upon. As of September 30, 1996, the Company was not in compliance with certain of the financial covenants under the loan agreement, but NationsBank has waived such non-compliance until December 31, 1996. As a consequence, the Company has reclassified the indebtedness in the amount of $4.55 million under the working capital line of credit from long-term notes payable to short-term notes payable at September 30, 1996. Such indebtedness would have otherwise been classified as short-term indebtedness by the terms of the loan agreement on December 31, 1996. The weighted average interest rate on such debt was 7.19% at September 30, 1996. The Company and NationsBank are negotiating an amendment of the loan agreement to provide for amended financial covenants acceptable to both the bank and the Company and based on preliminary discussions with the bank, the Company believes it will be successful in doing so. The Company has not drawn upon the acquisition line of credit.

Management believes that its current cash, cash equivalents and marketable securities, funds generated from operations, and if necessary, funds provided by the working capital line of credit will be sufficient to satisfy normal cash operating requirements and capital requirements for the remainder of 1996, with the exception of the earn-out payments discussed above.

CASH FLOWS

Net cash used by operating activities for the nine months ended September 30, 1996 was $478,000. During 1996, the Company increased its investment in inventories by $2.48 million substantially all of which relates to the MPS system and related disposables. As previously mentioned, the Company began commercial shipments of MPS during September 1996 and expects inventories to decrease during the next two quarters due to this market introduction.

Investing activities for the first nine months of 1996 resulted in a net use of cash of $788,000. The Company used cash of $1.5 million for capital expenditures for additional manufacturing tooling and equipment and an upgraded management information system. The Company anticipates capital expenditures of $200,000 for the remainder of 1996. The Company was a net seller of marketable securities during the nine months ended September 30, 1996, which provided net cash of $710,000.

Financing activities during the first nine months of 1996 provided $298,000 of cash. Primary sources of cash from financing activities was $405,000 from the exercise of stock options and net short-term borrowings of $108,000. The Company utilized $112,000 for repayment of long-term debt during the first nine months of 1996 and $103,000 was utilized for redemption of the rights outstanding under the 1989 Shareholder Rights Plan during September 1996.

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Other than historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to the Company's ability to develop, clinically validate or gain market acceptance for new products, including the MPS system, new generation ANS products and other products; successfully developing the infrastructure at ANS, redirecting ANS marketing efforts and redesigning ANS products such that the Company will be able to grow the business into a solid player in the SCS market; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

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

                                    PART II

                               OTHER INFORMATION





ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 --------------------------------
         (a)     Exhibits

                 27.1 -- Financial Data Schedule

         (b)     The Company filed a current report on Form 8-K, dated September 3, 1996, reporting pursuant to Item 5.
                 "Other Events," that on August 26, 1996, the Company's Board of Directors voted to redeem the rights outstanding under the Rights Agreement between the Company and KeyCorp Shareholder Services, Inc. dated
                 October 12, 1989 (as amended), and adopted a new Rights Agreement pursuant to which Rights to purchase shares of the Company's Common Stock were distributed as a dividend, one Right per share, to record owners of the Company's Common Stock as of the close of business on September 12, 1996.  The Rights
                 Agreement was not adopted in response to any known offers for the Company. See Note 7 of the Notes to
                 Condensed Consolidated Financial Statements.

                 The Company also filed pursuant to Item 7. "Financial Statements, Pro Forma Financial Information and
                 Exhibits," the following documents as exhibits to the report:

                     Exhibit 4.1    Rights Agreement between Quest Medical, Inc. and KeyCorp Shareholder
                                    Services, Inc. as Rights Agent.

                     Exhibit 20.1   Press Release dated August 30, 1996.

                     Exhibit 20.2   Letter to Shareholders of Quest Medical, Inc. dated August 30, 1996, including attached Summary of Rights to Purchase Shares of Quest
                                    Medical, Inc. Common Stock.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUEST MEDICAL, INC.


 DATE:  NOVEMBER 14, 1996           BY: /S/  F. ROBERT MERRILL III
                                        -------------------------------------
                                        F. ROBERT MERRILL III
                                        SENIOR VICE PRESIDENT FINANCE
                                        CHIEF FINANCIAL OFFICER AND TREASURER

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27           --  Financial Data Schedule
