Form 10-K
period 1996-12-31
QUEST MEDICAL INC
filed 1997-03-28
CIK 351721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM           TO
                      COMMISSION FILE NUMBER: 0-10521

                            ------------------------
                              QUEST MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            75-1646002
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)
           201 ALLENTOWN PARKWAY,
                ALLEN, TEXAS                                          75002
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (972) 390-9800

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

            TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                     -----------------------------------------
                    NONE                                               NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                                  -----------
                          Common Stock, $.05 Par Value
                            ------------------------
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 21, 1997:$51,514,600.

     Number of shares outstanding of the registrant's Common Stock as of March 21, 1997: 8,353,938
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 25, 1997, ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                              QUEST MEDICAL, INC.

                                 ANNUAL REPORT

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Quest Medical, Inc., a Texas corporation ("Quest" or the "Company"), designs, develops, manufactures and markets a variety of healthcare products used primarily in cardiovascular surgery, neurostimulation and intravenous fluid delivery applications. The Company operates several stable product lines, including cardiovascular products (such as pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. The Company has levered these product lines, its existing corporate infrastructure and its core competencies in manufacturing, engineering and regulatory affairs to develop the Quest MPS(R) myocardial protection system, an innovative and sophisticated system designed to manage the delivery of solutions to the heart during open-heart surgery. In addition, the Company, during 1995, entered the neurostimulation market by acquiring Neuromed, Inc. ("Neuromed"), which designs, develops, manufactures and markets a line of electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. In November 1996, the Company merged Neuromed into a newly formed subsidiary, Advanced Neuromodulation Systems, Inc., a Texas corporation ("ANS"). References to "Quest" or the "Company" in this Form 10-K include ANS, unless otherwise indicated.

     In 1991, Quest acquired two companies that manufactured and marketed various cardiovascular products, enhancing the Company's presence in the cardiovascular products marketplace. In 1992, Quest identified a need in this marketplace for an automated and integrated myocardial protection system that would be versatile, easy to use, efficient to monitor and cost-effective. Myocardial protection is the process of arresting and caring for the heart during open-heart surgery. The Quest MPS system is designed to integrate key functions relating to the delivery of solutions to the heart such as varying the rate and ratio of oxygenated blood, crystalloid, potassium and other additives, and controlling temperature, pressure and other variables to allow simpler, more flexible and cost-effective management of this process. The MPS system employs advanced pump, temperature control and microprocessor technologies and includes a line of captive and noncaptive disposable products. The Company received 510(k) market clearance for its MPS system from the FDA in March 1996, and shortly thereafter began clinical validation of the system, which was completed during July 1996. The Company began commercial shipment of MPS in the U.S. during September 1996.

     In its continuing effort to expand into potentially high growth niche markets in the medical device industry, the Company acquired Neuromed in March 1995. SCS is gaining acceptance as a viable, efficacious and cost-effective treatment alternative to repeat back surgeries for relieving chronic severe back pain. The Company believes that its CompuStim products, which are powered by radio frequency transmitters external to the body, are the technological leaders in the field. The Company in 1996 test marketed PainDoc, a pen-based computer system that works in tandem with the Company's CompuStim devices to assist physicians and their patients in optimizing the performance of the Company's SCS devices both pre- and post-operatively. The Company anticipates full U.S. market release of PainDoc in 1997.

     Since its founding in 1979, the Company has developed, manufactured and marketed specialized intravenous fluid delivery tubing sets and accessories sold primarily to major hospitals in the United States. Over the last several years, the revenues generated by this product line, a substantial component of the Company's historical base business, have significantly aided the funding of the Company's research and development efforts. The Company manufactures and markets about 50 distinct models of specialized intravenous fluid delivery tubing sets.

                                    PRODUCTS

     The following table summarizes certain information with respect to the Company's principal products in commercial distribution.

                PRODUCTS                                   DESCRIPTION/USE
                --------                                   ---------------
Neuromodulation
  SCS CompuStim Devices                        Neurostimulation devices used to relieve
                                               chronic pain

  PainDoc(R)                                   Pen-based computer system used to
                                               optimize the performance of the
                                               Company's implanted SCS devices both
                                               pre- and post-operatively

Cardiovascular
  Pressure Control Valves                      Pressure control valves used during
                                               open-heart surgery

  Arterial Line Filters and Bubble Traps       Filters and traps used to remove
                                               potentially dangerous air and other
                                               matter from the blood during open-heart
                                               surgery

  Retract-O-Tape(R)                            Surgical tubes used to retract and
                                               occlude blood vessels during open-heart
                                               surgery

  MPS System and Related Disposables           Cardioplegia delivery system and related
                                               fluid delivery catheters and delivery
                                               sets

Intravenous Fluid Delivery
  Multiport(R) Sets                            Intravenous administration sets that
                                               allow multiple drug infusions

  Anesthesia Sets                              Intravenous administration sets that
                                               allow needleless "port" administration

Other
  Intrauterine Pressure                        Catheters and transducers used to assess
     Catheters/Transducers                     the frequency, duration and intensity of
                                               contractions during high risk labor

NEUROMODULATION

     Background. SCS devices employ neurostimulation, the process of electrically stimulating the spinal cord to reduce chronic severe neuropathic (as opposed to acute) pain by "masking" the pain signals sent to the brain. Neuropathic pain usually arises from nerve damage. SCS device implantation manages the pain associated with failed back syndrome (resulting from certain spinal disorders or unsuccessful spinal cord surgery), peripheral neuropathy, phantom limb or stump pain, ischemic pain and reflex sympathetic dystrophy.

     The market for SCS devices is currently divided between RF-coupled devices, which use an external power source, and fully implantable systems known as internal pulse generator ("IPG") devices. The Company believes that lPG devices currently account for a substantial majority of the number of SCS procedures performed, with RF-coupled devices accounting for the remainder. The Company designs, develops, manufactures and markets RF-coupled SCS devices. The primary advantages of the RF-coupled device include the simple replacement or recharge of the external battery pack, and relatively lower overall cost. IPG devices provide the convenience of a completely internalized system, but involve added cost, complexity and risk because repeat surgeries are required to replace the IPG power source. Moreover, the latest generation SCS devices generally include more electrodes and dual channel receivers, both of which consume more electrical energy than an implanted power source can practically deliver over an extended period of time.

     SCS Devices. The Company's SCS systems consist of three primary components: leads, a receiver and a transmitter. The leads are most commonly placed through the skin into the spinal column's epidural space. This procedure is similar to that employed by physicians to administer drugs for anesthesia and other common medical applications. Typically, one or two leads are inserted, each of which has multiple electrodes that can be used to stimulate the targeted nerve roots of the spinal cord. Each lead is then connected to the receiver, which is implanted under the skin on the side of the abdomen. The receiver contains electronics that receive RF energy and data from a source (the transmitter) outside the body, and delivers the prescribed electrical pulses to the leads. The transmitter is approximately the size of a pager, and is typically worn on a belt. Since it is external to the body, the transmitter can be easily programmed and serviced as needed, and its battery can be simply recharged or replaced.

     Neuromed introduced its first product, the Multiprogrammable Spinal Cord Stimulator, or Multistim@, in 1979. Since that time, Neuromed has played a significant role in the development of SCS products. Multistim incorporated a quadrapolar electrode system within a single lead, and was considered a major innovation in the field of neurostimulation because it significantly reduced surgical time, cost and risk. Since the launch of Multistim, Neuromed has developed and introduced a wide range of RF-coupled SCS systems with a variety of options to accommodate different applications and degrees of pain.

     The Company's recently introduced CompuStim systems include four, eight and sixteen electrode leads; specialty leads for peripheral applications; single and dual channel receivers; and rechargeable transmitters and antennae. The Company believes that the CompuStim product line's multi-electrode leads and multiprogrammable electronics technology have changed the manner in which neurostimulation is performed worldwide. For example, Neuromed's "Dual Octrode" device, a system of dual leads with eight electrodes each introduced in 1995, creates a targeted current density that appears to be especially effective in relieving chronic axial (or body trunk) pain. Previously, quadrapolar SCS systems only relieved the leg pain associated with failed back syndrome. Industry sources support the view that the Dual Octrode device provides improved pain relief to both the legs and the back. Consequently, although the Dual Octrode device has only been on the United States market since February 1995, it now accounts for approximately 59 percent of Neuromed's current product revenue and, in the Company's judgment, is the technological leader in the SCS field. The Company believes that the long term results of SCS in the treatment of pain have improved as a result of the flexibility of Neuromed's designs, epitomized by the Dual Octrode product. Moreover, the ease of use of the system has expanded the potential market for these products.

     Use of the Company's current SCS products in certain operating modes consumes relatively greater amounts of electrical current, reducing the operating time of the rechargeable, externally worn battery packs. In addition, certain of the Company's current SCS products have experienced switch failures attributable in significant part to a specific brand of switches. These switches were replaced by a new switch in April 1996 that have not exhibited the same problems. Patient misuse has also contributed to the switch failures. Finally, the Company's SCS products have exhibited some intermittent stimulation, which the Company believes is attributable to several factors including improper antenna placement, physicians or patients adjusting stimulation below perceptible levels, improper receiver implant placement techniques and lead movement. During 1996, the Company devoted significant engineering resources to refining and enhancing its SCS products to address these matters. While most of these enhancements were implemented during the second half of 1996, a few enhancements are being implemented during the first quarter of 1997. The Company believes these efforts have significantly improved the product quality, reliability and performance of its current SCS products. In addition, during 1996, the Company began designing and implementing improved patient and physician communications and training programs to address certain user problems. The Company expects these efforts to continue throughout 1997.

     The Company believes its RF-coupled SCS devices represent a strong base for penetration of the broader neuromodulation market. The Company has begun development of an IPG system and a constant rate implantable drug pump to better serve the broad needs of the pain management market. By offering an IPG and implantable drug pump, the Company can serve the largest segment of the neuromodulation market, leverage its sales and marketing capabilities and address a number of new indications such as angina, various motor disorders, and Alzheimer's and Parkinson's disease.

     PainDoc. In addition to its current array of SCS devices, the Company is developing and testing PainDoc, a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of the Company's SCS devices both pre- and post-operatively. PainDoc interfaces with the Company's CompuStim transmitters to optimize SCS therapy and document treatment outcomes. PainDoc allows the physician to input information regarding the patient's description of the location and intensity of the patient's pain. The resulting "pain map" is then analyzed by the computer to assess and select the most effective stimulation sets, or combination of multi-electrode stimulation arrays, to treat the pain. The selected arrays are uploaded into the patient's CompuStim transmitter. After a trial period, the patient reports to the physician the location and level of pain relief. These trial results are uploaded back into PainDoc for the physician's objective review and analysis. The physician can visually compare the patient's pain map against a stimulation map and assess whether desired levels of pain relief have been obtained and whether excess stimulation has been delivered. This process can be effective in targeting the location of desired pain relief, reducing the patchiness of pain relief delivered by many SCS devices and reducing or eliminating overstimulation.

     PainDoc enables the physician to program up to 24 different stimulation sets delivering electrical stimulation every 50 milliseconds to expand pain area coverage and relief. The Company believes that PainDoc should also allow physicians to create a broad based database tool that, by using a standardized methodology, will enable physicians to share and compare outcomes data, which can then be used to deliver more efficacious pain relief to individual patients. The Company believes that PainDoc and CompuStim devices used in tandem should significantly enhance the effectiveness, flexibility and precision of managing chronic neuropathic pain. The Company expects PainDoc to promote the selection of the Company's CompuStim devices for SCS procedures, especially as SCS devices become more complex and the pain management process becomes more refined. In October 1995, the Company received 510(k) approval from the FDA to market PainDoc as an interactive medical treatment device. See Item 1:
"Business -- Other Business Matters -- Government Regulation." The Company test marketed the product during 1996 and expects full U.S. market release during 1997.

     During the year ended December 31, 1996 and 1995, the Company's SCS products accounted for $11.4 million and $10.4 million, respectively, of total net revenue. The 1995 period includes revenue for nine months from the date of acquisition of March 31, 1995.

CARDIOVASCULAR

     Valves, Filters and Traps. The Company manufactures and markets a line of proprietary specialized pressure control valves, pre-bypass and arterial line filters and bubble traps, which are used by the perfusionist during cardiopulmonary bypass surgery. Pressure control valves are placed in the suction line to "vent," or decompress, the heart. These valves serve a number of functions, including the maintenance of vacuum at a safe and consistent level to minimize heart muscle tissue damage, as well as the prevention of inadvertent and potentially catastrophic retrograde air flow into the heart. In 1993 and 1994, respectively, the Company introduced to the market two extensions of its pressure control valve technology, the RetroGuard valve and the PlegiaGuard valve. The RetroGuard valve is used with centrifugal pumps to prevent potential retrograde blood flow and possible air embolism. The PlegiaGuard valve is used to relieve overpressure in the cardioplegia line in the event that the line becomes inadvertently clamped or occluded. The Company's arterial line filters and bubble traps are used in the bypass circuit to remove air and other potentially dangerous matter from the blood prior to the blood's return to the patient. The Company's pre-bypass filters are used to flush the circuit external to the patient's body prior to the initiation of the bypass procedure to eliminate man-made debris within the lines. During the years ended December 31, 1996, 1995, and 1994, the Company's valves, filters and traps accounted for $5.4 million, $5.2 million, and $4.2 million, respectively, of total net revenue.

     Surgical Tapes and Other Products. The Company manufactures and markets surgical retracting tapes under the trademark Retract-O-Tape, a product line of silicone elastomer surgical tubing used to apply traction to and occlude blood vessels during surgical procedures. The Company's surgical tapes are hollow tubes, sealed at both ends to trap air, which resist collapsing when they come into contact with a body structure. The Company's ACTester product line consists of instrumentation and associated disposables used to measure the activated clotting time of blood. During the years ended December 31, 1996, 1995, and 1994, the Company's surgical tapes and ACTester products accounted for $2.1 million, $1.8 million, and $1.6 million, respectively, of total net revenue.

     MPS System. In 1992, based on discussions with perfusionists and cardiovascular surgeons regarding the logistical limitations of existing cardioplegia delivery systems, the Company identified a need for an automated and integrated myocardial protection system that would be versatile, easy to use, efficient and cost-effective. Over the past several years, cardiovascular surgeons have developed advanced myocardial protection protocols for open-heart surgery that significantly complicate the safe and efficient administration of cardioplegia delivery using existing systems. Protocols now call for warm or cold cardioplegia, various levels of potassium, retrograde or antegrade cardioplegia flow, and a number of other variables. Existing cardioplegia delivery systems are limited in their ability to accommodate these evolving protocols, and are also difficult to control and monitor due to the number of different components and protocol variables. Based on its reengineering of the conceptual approach to cardioplegia delivery, the Company designed the MPS system to address the limitations of existing cardioplegia delivery systems. The Company then commissioned an independent research firm to survey over 150 surgeons and perfusionists to confirm the market demand for an automated and integrated approach to managing cardioplegia delivery.

     The Company subsequently developed, and in August 1995 filed a 510(k) with the FDA for, the MPS system. In March 1996, the Company received clearance from the FDA to market MPS and shortly thereafter began clinical testing of the system. Clinical testing was completed during July 1996 and commercial shipment of MPS began during September 1996.

     The MPS system, which employs advanced pump, temperature control and microprocessor technologies, is designed to enable the perfusionist to vary the blood/crystalloid ratio and potassium concentration, maintain a constant blood temperature, and maintain a constant delivery pressure through an automated and integrated device. The MPS instrument is designed to provide this flexibility through the simple setting of dials on its control panel. The Company believes that the MPS system will simplify the cardioplegia delivery process and thus improve the safety of this process by reducing the risk of human error.

     As a part of the MPS system, the Company has designed and developed a "captive" disposable delivery set, which fits into the instrument and is necessary to the operation of the instrument. The Company has also designed and developed additional "non-captive" disposable tubing and other accessories for use with the MPS system. These non-captive disposables are not integral to the operation of the instrument and can be purchased from other manufacturers. The Company has received FDA clearance to market certain of its non-captive disposables through the submission and approval of 510(k)s, and began marketing such products during the fourth quarter of 1996. During the year ended December 31, 1996, the Company's MPS system and related products accounted for $443,000 of total net revenue.

INTRAVENOUS FLUID DELIVERY

     Since its founding in 1979, the Company has developed, manufactured and marketed specialized intravenous fluid delivery tubing sets and accessories sold primarily to major hospitals in the United States. Over the last several years the revenues generated by this product line, a substantial component of the Company's historical base business, have significantly aided the funding of the Company's research and development efforts. The Company's core competencies in medical device manufacturing, engineering and regulatory affairs have largely been developed as a consequence of its experience with intravenous fluid delivery products, including the electronic intravenous pump and associated disposables business that was sold in 1987.

     The Company manufactures and markets about 50 distinct models of specialized intravenous fluid delivery tubing sets, which can be broken down into two major product categories -- Multiport(R) sets and anesthesia sets. Hospitals frequently require specialized disposable intravenous tubing sets for more complex therapy procedures employed in anesthesia administration, intravenous feeding, intensive care and cancer therapy. The Company's intravenous tubing sets generally consist of specialized tubing and connector variations that distinguish them from standard intravenous sets. The Company also manufactures and markets injection sites used in heparin and other medication administrations.

     The Company has one patented specialized tubing set, purchased primarily by the University of Texas System Cancer Center (M.D. Anderson Hospital), which is used to deliver multiple drugs for complex chemotherapy applications. See Item 1: "Business -- Other Business Matters -- Marketing and Major Customer." During the years ended December 31, 1996, 1995, and 1994 the Company's intravenous fluid delivery products accounted for $5.2 million, $6.0 million, and $6.3 million, respectively, of total net revenue.

OTHER PRODUCTS

     The Company also designs, manufactures and markets other products for the healthcare industry, including pressure monitoring kits used in labor and delivery procedures and various critical care applications. The Company's intrauterine pressure monitoring devices are used to determine pressure within the mother's uterus primarily during high risk labor and delivery. Approximately 25 percent of the nearly four million births occurring annually in the United States are categorized as "high risk" due to factors such as obesity, drug use, disease, age or low fetus weight. During these procedures, a catheter is inserted into the mother's uterus to measure uterine fluid pressure. This information allows the clinician to monitor the progression of labor and to determine whether intervention is necessary or advisable. The Company's intrauterine pressure monitoring devices are marketed as kits containing all of the components required to measure uterine fluid pressure. During the years ended December 31, 1996, 1995, and 1994 the Company's other products (primarily pressure monitoring kits) accounted for $1.6 million, $1.8 million, and $1.9 million, respectively, of total net revenue.

                             OTHER BUSINESS MATTERS

MARKETING AND MAJOR CUSTOMER

     ANS has historically relied on specialty distributors to market its SCS devices. During 1996, however, the Company made the strategic decision to replace certain distributors in specified geographic markets with commissioned sales agents. Currently, the Company has 11 specialty distributors who employ 34 personnel to market the SCS devices. In addition, the Company has eight commissioned sales agents who sell the Company's SCS devices. The Company employs three regional sales managers who oversee these specialty distributors and commissioned sales agents. The primary medical specialists the Company targets in its marketing efforts are anesthesiologists, neurosurgeons, and orthopedic surgeons. Although neurosurgeons were the first practitioners to use SCS applications, anesthesiologists now account for a greater percentage of sales as the relative number of these practitioners has grown and as the understanding and acceptance of SCS treatment has increased. The Company derives 85 percent of net revenues attributable to its SCS devices from domestic sales and approximately 15 percent from European and Australian sales.

     The Company markets its MPS system and related disposables domestically through a direct sales force operating on a sales team approach. This team consists of nine members who have been involved with the MPS through its final development and clinical validation. The team consists of five regional sales managers, two field clinical specialists, and two inside account representatives. The Company does not plan to add additional sales personnel during 1997. The inside account representatives qualify accounts and assist the regional managers while the clinical specialists in-service and train surgeons, perfusionists, and other personnel on the MPS system. The Company plans to market the MPS system internationally through specialty distributors, although it does not anticipate international market introduction until 1998.

     Clinical evaluations since the commercial introduction of the MPS in September 1996 have, in management's view, validated that the MPS provides simpler, more flexible and cost-effective management of myocardial protection. As a consequence of the current hospital consolidation trend, coupled with the intense pressure hospitals are under to minimize capital expenditures, however, hospitals have been reluctant to make timely purchase decisions on new capital equipment. Therefore, to accelerate the adoption of MPS and shorten the selling process, the Company in early 1997 decided to offer MPS on a one-year rental basis and on a lease/purchase basis. This strategy will decrease short-term revenues because the rental agreement does not qualify as a sale, but should, in management's opinion, accelerate placement of MPS systems and related disposable revenues. The Company believes that once a surgeon changes the cardioplegia protocol using features of MPS, it will be very difficult to return to the old, make-shift system. There can be no assurance that such rental strategy will accelerate placement of MPS systems.

     The Company markets most of its other cardiovascular products, pressure monitoring kits for labor, and delivery and intravenous fluid delivery tubing sets through direct contact with hospitals, telemarketing, independent sales representatives, marketing arrangements with certain distributors and, to a lesser extent, through direct mail. The Company employs one direct sales manager who oversees the distributors who sell the Company's pressure monitoring kits and three inside sales representatives who primarily sell the Company's intravenous fluid delivery tubing set products through telemarketing. The Company derives approximately 87 percent of net revenues attributable to cardiovascular products, pressure monitoring kits, and intravenous fluid delivery tubing sets from domestic sales and approximately 13 percent from European, Australian and Japanese sales.

     During 1996, the Company had one major customer that accounted for 10 percent or more of its net revenues. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $2.6 million, or 10 percent, of the Company's net revenues for the year ended December 31, 1996. In addition, the University of Texas Cancer Center (M. D. Anderson Hospital) accounted for $2.3 million, $2.6 million and $2.7 million, or 9 percent, 10 percent and 19 percent of the Company's net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The Company supplies a patented specialized intravenous tubing set used by M. D. Anderson Hospital for oncology applications. While the Company believes its relations with Sun Medical and M. D. Anderson Hospital are good, the loss of one or both of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     Since 1992, the Company has focused a majority of its research and development efforts on designing and developing the MPS system and related products. The Company has spent $11.5 million on the research and development of its MPS system and related products, representing about 80 percent of the Company's research and development expense since 1992. Although the Company plans to continue engaging in ongoing research and development to introduce new products, enhance the effectiveness, ease of use, safety and reliability of existing products and expand the applications for which its products are appropriate, particularly in the cardiovascular and neuromodulation fields, the Company expects research and development expense to decline from peak levels during 1995, as a result of completing development of the MPS system and certain related products. Research and development expense was $3.3 million, $4.6 million and $3.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company has budgeted $2.8 million for research and development during 1997. Management expects about half of such expenditures to be directed to refining current ANS SCS products and designing and developing next generation ANS SCS products, with the other half directed primarily to MPS. As of March 21, 1997, the Company had an in-house research and development staff of 18 engineers, technicians and designers, down from 24 at March 1996.

MANUFACTURING

     The Company manufactures and packages certain ANS SCS products, cardiovascular products (such as pressure control valves, filters, traps, MPS and surgical retracting tapes), pressure monitoring kits, and intravenous fluid delivery products at its primary manufacturing facility in Allen, Texas. This facility received ISO 9001 certification (for design and manufacturing processes) in July 1995. See Item 1. "Business -- Other Business
Matters -- Government Regulations." Until the first quarter of 1996, when such operations were moved to the Allen, Texas facility, the Company manufactured its line of SCS devices and related products at an ISO 9002 certified (manufacturing only) facility in Fort Lauderdale, FL. Finally, the Company manufactures certain cardiovascular products at a facility in Orange County, California and will continue to do so for the foreseeable future.

     The Company's manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products. The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources, who manufacture these components from the Company's toolings. For example, the Company relies on single suppliers for two separate components of the specialized oncology intravenous tubing set that the Company supplies to the University of Texas System Cancer Center (M.D. Anderson Hospital), the Company's largest customer. The Company believes that there are alternative and satisfactory sources for single-sourced components, although a sudden disruption in supply from one of these suppliers could adversely affect the Company's ability to deliver the finished product on time. The Company owns its own molds for production of a majority of the components used in specialized tubing sets and cardiovascular products. Consequently, in the event of supply disruption, the Company would be able to fabricate its own components or subcontract with another supplier, albeit after a delay in the production process.

     The Company devotes significant attention to quality control. Its quality control measures begin at the manufacturing level where components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Finished components are shipped to outside processors for sterilization through radiation or treatment with ethylene oxide gas. After sterilization, the products are quarantined and tested before they are shipped to customers.

     Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. The Company believes that workers with these skills are readily available in the Dallas and Orange County areas.

COMPETITION

     In marketing its products, the Company competes with numerous companies that have substantially greater financial resources and engage in substantially greater research and development efforts than the Company. ANS competes in the market for SCS devices with one other significant supplier, Medtronic, Inc. Medtronic holds a substantial majority share of the market and sells both RF-coupled systems and IPG devices.

     Numerous competitors exist for the Company's cardiovascular products, specialized tubing sets and pressure monitoring kits. These markets are dominated by established manufacturers that have broader product lines, greater distribution capabilities, substantially greater capital resources and larger marketing, research and development staffs and facilities than the Company. Many of these competitors offer broader product lines within the specific product market and/or in the general field of medical devices and supplies. Broad product lines give many of the Company's competitors the ability to negotiate exclusive, long-term medical device supply contracts and, consequently, the ability to offer comprehensive pricing of their competing products. By offering a broader product line in the general field of medical devices and supplies, competitors may also have a significant advantage in marketing competing products to group purchasing organizations, HMOs and other managed care organizations that are increasingly seeking to reduce costs through centralization of purchasing functions. In addition, the Company's competitors may use price reductions to preserve market share in their product markets.

     The Company is aware of at least two cardioplegia delivery systems currently being marketed that compete with the MPS system. While these products represent improvements over cardioplegia delivery systems currently in use in that they have partially integrated some of the cardioplegia equipment components, the Company believes that the MPS system will offer a greater range of functionality, flexibility and ease-of-use. In addition, innovations in surgical techniques or medical practices could have the effect of reducing or eliminating market demand for one or more of the Company's products. For example, some cardiovascular surgeons and medical device companies are developing techniques, procedures and devices for performing coronary artery bypass surgery without stopping the heart, both through open-heart surgery and minimally invasive procedures, thereby eliminating the need for myocardial protection in these cases and potentially reducing the market for the MPS system. While these techniques, procedures and devices have not to date attained widespread use, there can be no assurance that they will not gain broader market acceptance. While these and other surgical techniques, procedures and devices may reduce the number of coronary artery bypass procedures that require myocardial protection, the Company believes that most, if not all, surgical suites will need to be equipped with a myocardial protection system.

     The Company believes that the principal competitive factors in the neurostimulation, cardiovascular and intravenous fluid delivery markets are cost-effectiveness, impact on patient outcomes, product performance, quality and ease of use, technical innovation and customer service. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, manufacturing capability, close customer relations and support and its strategy to increase its offerings of products within these markets.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company owns twenty United States patents relating to products that the Company currently markets. Although one of the Company's patents expired in February 1996, the Company does not believe that such expiration will have a material adverse effect on the Company or its ability to sell the applicable product.

     ANS currently owns four of the United States patents referred to above and also owns one foreign patent. In management's view, these patents offer reasonable coverage of its SCS devices' electrode, receiver and transmitter technology. These patents cover both RF-coupled devices and IPG systems, although the Company currently manufactures only RF-coupled devices. Pending patent applications concern ANS' PainDoc computer system and its innovative Multistim technology.

     Twelve of the twenty patents cover the Company's cardiovascular products. From 1993 through 1996, the Company filed five applications for patents relating to the MPS system and related products. Three applications resulted in patents and the remaining two are pending issuance. In the Company's opinion, the MPS related patents broadly cover key elements of the MPS system, including the MPS system's innovative methods of pumping, mixing and heating fluids. Management believes that the issued patents should provide significant protection for its MPS system. The Company also filed various applications regarding its unique line of retrograde catheters which may be used with the MPS system or other cardioplegia delivery systems.

     The Company also owns three patents relating to its intravenous fluid delivery tubing sets and accessories and other products.

     The validity of any patents issued to the Company may be challenged by others and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. With the possible exception of the patent relating to the specialized tubing sets manufactured for the University of Texas System Cancer Center (M.D. Anderson Hospital), the loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to a specific product line, particularly the MPS system or ANS' SCS product line, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has developed technical knowledge which, although non-patentable, is considered by the Company to be significant in enabling it to compete. However, the proprietary nature of such knowledge may be difficult to protect. The Company has entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets of the Company and prohibiting that employee from engaging in any competitive business while the employee is working for the Company and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries relating to the business of the Company by these individuals will be assigned to the Company and become the Company's sole property.

     Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The medical device industry is characterized by frequent and substantial intellectual property litigation. The cardiovascular device market and the interventional pain management markets are maturing and, as such, are characterized by extensive patent and other intellectual property claims, which can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     QUEST, MULTIPORT, RETROGUARD, RETRACT-O-TAPE, ACTest, MPS, DUO-TUBE and PainDoc are among the Company's registered trademarks and COMPUSTIM and ACTester are among its nonregistered trademarks. Registration applications are pending for various trademarks the Company believes have value in the marketplace.

GOVERNMENT REGULATION

     The manufacture and sale of the Company's products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of the Company's products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). The Company is subject to inspection by the FDA for compliance with such regulations and procedures.

     The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities such as the Company comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The Company was inspected in the summer of 1996 with no major violations found.

     Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established, or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA that must be carefully reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining a PMA can be expensive, uncertain and lengthy, frequently requiring anywhere from one to several or more years from the date of FDA submission. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of the Company's currently marketed products have been the subject of successful 510(k) submissions and the Company believes that most of its products currently in development will also be eligible for the 510(k) submission process, there can be no assurance that the FDA will agree with this view.

     The Company is also subject to regulation in each of the foreign countries in which it sells its products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require the Company's products to be qualified before they can be marketed in those countries. To date, the Company has not experienced significant difficulty in complying with these regulations.

     To position itself for access to European and other international markets, Quest sought and obtained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national standard bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is widely regarded as essential to enter Western European markets.

     The Company obtained certification and was registered as an ISO 9001 compliant company on July 1, 1995. The ISO 9001 registration is the most stringent standard in the ISO series and lasts for three years. The German notified body, Landesgewerbeanstalt Bayern ("LGA") issued the certificate. The ISO 9001 standards cover design, production, installation and servicing of products. The Company will be subject to an annual audit by the notified body to maintain the registration. The Company was then certified to be in compliance with the Medical Device Directive ("MDD") as well as ISO 9001 by the notified body TUV Rheinland ("TUV") in July 1996. Subsequently, in December 1996, the Company's ANS implantable products were certified to be in compliance with the Active Implantable Medical Directive ("AIMD") by TUV product services, another notified body. These certifications were sought and obtained for the purpose of getting the CE mark which represents product approval throughout the European Union. As a result, the CE mark was maintained on all ANS products. The Company also received CE mark certification on its line of retrograde and antegrade catheters.

     The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The "fraud and abuse" laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain "Designated Health Services" to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and on a national level, several health care reform initiatives have been proposed which would have a similar impact. The Company believes that its operations and its marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although the Company does not believe that it will need to undertake any significant expense or modification to its operations or its marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect the Company's marketing, sales and distribution practices, and may affect the Company in other respects not presently foreseeable, but which could have an adverse impact on the Company's business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

     The Company's products are purchased primarily by hospitals and other users, which then bill various third party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies and managed care organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

     Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have an adverse impact on the Company's business, financial condition and results of operations. Third party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

     The Company's SCS devices, for example, while cost-effective compared to repeat back surgeries, have encountered some resistance to third party reimbursement. Although Medicare, Medicaid and many private insurers reimburse for the SCS device and procedure, especially after repeat back surgeries have failed to relieve the chronic pain, certain payors refuse to reimburse for SCS devices and others, including the Veterans Administration, restrict reimbursement. There can be no assurance that in the future, third party payors will continue to reimburse for the Company's products, or that their reimbursement levels will not adversely affect the profitability of the Company's products. In addition, the cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payors to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact existing or proposed legislation, regulation or such third party payor measures may have on its future business, financial condition or results of operations.

     Changes in reimbursement policies and practices of third party payors could have a substantial and material impact on sales of certain of the Company's products. The development or increased use of more cost-effective treatments could cause such payors to decrease or deny reimbursement to favor these other treatments.

EMPLOYEES

     As of March 21, 1997, the Company employed 247 full-time employees, 18 in research and development, 43 in sales and marketing, 153 in manufacturing and related operations, and the remainder in executive and administrative positions. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ADVISORY BOARDS

     The Company has established two Boards of Clinical Advisors (the "Advisory Boards"). The Advanced Neuromodulation Systems Advisory Board (the "ANSAB") is comprised of individuals with substantial expertise in neurostimulation and pain management. Members of the Company's management and scientific and technical staff consult closely with the ANSAB to identify specific areas where techniques are changing and where existing products do not adequately fulfill the needs of the pain physician. The ANSAB helps management evaluate new product ideas and concepts and once a product is approved for development, its subsequent design and development. The ANSAB may also participate in the clinical testing of products developed.

     The Quest Advisory Board (the "QAB") is comprised of individuals with substantial expertise in the field of myocardial protection who have played instrumental roles in the identification of the market need for MPS system and its subsequent design and development. Members of the Company's management and scientific and technical staff consult closely with the QAB to better understand the technical and clinical requirements of the cardiovascular surgical team and product functionality needed to meet those requirements. The Company anticipates that the QAB will continue to play a similar role with respect to other products, and may assist the Company in educating other physicians in the use of the MPS and related products.

     Certain members of the Advisory Boards are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The members of the Advisory Boards may also serve as consultants to other medical device companies. No members of the ANSAB or QAB are expected to devote more than a small portion of their time to the Company.

ITEM 2.  PROPERTIES

     In December 1993, the Company moved into its new manufacturing facility and executive offices in Allen, Texas (located north of Dallas). The facility covers approximately 107,000 square feet and was constructed during 1993 on a 19.2 acre tract that the Company acquired in 1985. The Company borrowed $4.4 million from MetLife Capital Corporation to construct and outfit this facility. This financing is collateralized by the Allen land, the Allen facility and certain equipment of the Company. See Note 5 of the Notes to Consolidated Financial Statements. Management expects the current facility to serve its manufacturing, storage and executive office needs in the Dallas area for the foreseeable future.

     The Company also currently leases approximately 4,600 square feet of office and manufacturing space in Orange County, California on a month-to-month basis. The Company plans to continue manufacturing certain cardiovascular surgery products at this facility for the foreseeable future.

     Until February 1996, ANS leased approximately 18,000 square feet of office and manufacturing space in Fort Lauderdale, Florida, where it manufactured and marketed its SCS devices. During late 1995 and early 1996, the Company relocated the ANS operations to the Company's facility in Allen, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     As a consequence of the Neuromed Acquisition in March 1995, the Company is a party to product liability claims related to SCS devices sold by Neuromed prior to the acquisition. Product liability insurers have assumed responsibility for defending the Company against these claims, subject to reservation of rights in certain cases. While historically product liability claims against Neuromed have not resulted in significant monetary liability for Neuromed beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that the Company's SCS business and new SCS product lines will not be adversely affected by these product liability claims. While the Company seeks to maintain appropriate levels of product liability insurance with coverage that the Company believes is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that the Company will avoid significant future product liability claims relating to its SCS, cardiovascular, intravenous fluid delivery or other products.

     Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "QMED." On March 21, 1997, there were approximately 831 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sales prices for the Company's common stock. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

                                                               HIGH      LOW
1995:                                                         ------    ------
First Quarter...............................................  $ 8.75    $ 4.88
Second Quarter..............................................  $12.50    $ 7.13
Third Quarter...............................................  $14.50    $11.75
Fourth Quarter..............................................  $12.00    $ 9.75

                                                               HIGH      LOW
1996:                                                         ------    ------
First Quarter...............................................  $14.50    $10.25
Second Quarter..............................................  $14.38    $ 6.00
Third Quarter...............................................  $ 9.13    $ 5.63
Fourth Quarter..............................................  $ 8.25    $ 5.75

                                                               HIGH      LOW
1997:                                                         ------    ------
First Quarter...............................................  $ 8.13    $ 6.00
(through March 21, 1997)

     To date, the Company has not declared or paid any cash dividends on its common stock, and the present policy of the Board of Directors is to retain any earnings to provide for the Company's growth. Any future determination to pay dividends will be at the discretion of the Board of Directors, and dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. In addition, the Company's current credit arrangement with NationsBank of Texas, N.A. ("NationsBank") prohibits the payment of cash dividends.

     On August 26, 1996, the Board of Directors voted to redeem the Company's then outstanding stock purchase rights at $0.01 per share. The redemption price for the outstanding rights was paid on September 27,

1996 to shareholders of record as of September 12, 1996. See Note 7 of the Notes to Consolidated Financial Statements.

     Subsequent to December 31, 1996, in connection with borrowing $2.0 million from a stockholder, the Company issued the stockholder five-year warrants to purchase 100,000 shares at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" and Note 5 of the Notes to Consolidated Financial Statements. The Company relied on the private placement exemptions provided by Regulation D under the Securities Act of 1933, as amended, in issuing the warrants.

ITEM 6.  SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31
                                            ----------------------------------------------------
                                             1992      1993        1994     1995(1)       1996
                                            -------   -------     -------   --------     -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net revenue.............................  $13,612   $13,643     $13,999   $ 25,321     $26,074
  Gross profit............................    6,553     6,591       6,381     14,697      15,069
  Research and development expense........    1,387     1,910       3,542      4,583       3,343
  Nonrecurring charges(2).................    1,247        --          --     10,500          --
  Marketing and general and administrative
     expense..............................    4,141     4,400       4,977      8,395      11,626
  Earnings (loss) from operations,
     excluding nonrecurring charges.......    1,025       281      (2,138)     1,719         100
  Earnings (loss) from operations.........     (222)      281      (2,138)    (8,781)        100
  Other income (expense), net.............      473       667         419     (1,168)       (429)
  Earnings (loss) from continuing
     operations before income taxes,
     extraordinary item and cumulative
     effect of change in accounting
     principle............................      251       948      (1,719)    (9,950)       (329)
Net earnings (loss)                             194       816(3)   (1,719)   (10,374)(4)    (412)
  Net earnings (loss) per share...........  $   .03   $   .15     $  (.33)  $  (1.56)    $  (.05)
  Weighted average common and common
     equivalent shares outstanding........    5,594     5,559       5,257      6,642       8,531(5)

                                                          YEARS ENDED DECEMBER 31
                                            ----------------------------------------------------
                                             1992      1993        1994       1995        1996
                                            -------   -------     -------   --------     -------
                                                               (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents and marketable
     securities...........................  $ 6,693   $ 6,594     $ 5,262   $  3,914     $ 2,062
  Working capital.........................   10,847     9,566       7,411     12,183      11,088
  Total assets............................   20,448    26,739      24,235     44,496      48,992
  Short-term notes payable and current
     maturities of long-term notes
     payable..............................      799     2,297       2,759      1,616       2,084
  Notes payable, excluding current
     maturities...........................      242     4,101       4,124      8,558      11,912
  Stockholders' equity....................  $17,639   $18,252     $15,931   $ 30,870     $30,993

---------------

(1) Includes results of Neuromed from April 1, 1995.

(2) Nonrecurring charge in 1992 relates to the write-off of assets of a discontinued business and in 1995 relates to purchased research and development incurred in connection with the Neuromed acquisition.

(3) Includes an increase in net income of $169, or $.03 per share, relating to the cumulative effect of a change in accounting principle.

(4) Includes a decrease in net income of $269 (net of income tax benefit of $139), or $(.03) per share, from the write-off of capitalized debt issuance costs due to early repayment of bank debt.

(5) The Company completed a public offering of 1,676,667 shares for net proceeds of $15.2 million in the fourth quarter of 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto.

RESULTS OF OPERATIONS

  Comparison of the Years Ended December 31, 1996 and 1995

     Revenues. Net revenue of $26.1 million for the year ended December 31, 1996, was $800,000 above the level for the comparable 1995 period of $25.3 million. This increase during 1996 compared to 1995 was primarily attributable to including a full twelve months of revenue generated by ANS, formerly Neuromed, Inc., which was acquired on March 31, 1995. Revenue of ANS products for 1996 was $11.4 million compared to $10.4 million for the last nine months of 1995. In addition, the Company introduced the next generation of multi-electrode leads in 1996, which prompted delays in purchase commitments. The Company made the strategic decision in 1996 to market its ANS products through commissioned sales agents rather than distributors in certain geographical areas of the United States. This decision resulted in a decrease of approximately $300,000 in ANS revenue during 1996 due to the return of inventories from those distributors whom the Company decided to replace with sales agents. During early 1996, management announced plans to re-build the infrastructure at ANS to transform ANS into an industry leader and compete effectively in the SCS market. Management believes it has taken major steps in improving the current products of ANS and is continuing these efforts into the first quarter of 1997. Management believes that these efforts should return ANS to sustained and profitable revenue growth during 1997.

     During the third quarter of 1996, the Company completed clinical validation of the MPS system for cardioplegia delivery and began commercial shipments during September 1996, a quarter later than management had expected. Revenue from the MPS system and related disposable products during 1996 was $443,000, significantly below management's expectations. Clinical evaluations since the commercial introduction of the MPS have validated that the MPS provides simpler, more flexible and cost-effective management of myocardial protection. As a consequence of the current hospital consolidation trend, coupled with the intense pressure hospitals are under to minimize capital expenditures, however, hospitals have been reluctant to make timely purchase decisions on new capital equipment. Therefore, to accelerate the adoption of MPS and shorten the selling process, the Company, in early 1997, decided to offer MPS on a one-year rental basis and on a lease/purchase basis. This strategy will decrease short-term revenues because the rental agreement does not qualify as a sale, but should, in management's opinion, accelerate placement of MPS systems and related disposable revenues. The Company believes that once a surgeon changes the cardioplegia protocol using features of MPS, it will be very difficult to return to the old, make-shift system. There can be no assurance that such rental strategy will accelerate placement of MPS systems.

     Net revenue from sales of the Company's other cardiovascular products, pressure monitoring kits used in labor and delivery and specialized intravenous fluid delivery tubing sets decreased from $14.9 million in 1995 to $14.2 during 1996 due to lower unit sales volume from the Company's specialized intravenous fluid delivery tubing sets.

     Gross Profit. Gross profit during 1996 increased to $15.1 million compared to $14.7 million in 1995. As a percentage of net revenue, gross profit decreased slightly to 57.7 percent in 1996 compared to 58.0 percent during 1995. This slight decrease in gross profit margin was principally the result of higher manufacturing overhead expense related to the Company's ANS products.

     Operating Expenses. Research and development expense decreased to $3.34 million in 1996 compared to $4.58 million in 1995, and as a percentage of net revenue, decreased to 12.8 percent in 1996 from 18.1 percent during 1995. This decrease was the result of a reduction in salary and contract labor expense from staffing reductions due to the completion of the development of the MPS system. Separately, the Company devoted significant engineering resources and took major steps to improve ANS products during 1996. This effort is continuing into the first quarter of 1997. The Company has budgeted $2.8 million for research and development during 1997. Management expects about half of such expenditures to be directed to refining current ANS products and designing and developing next generation ANS products for market introduction during 1998. The other half of 1997 budgeted expenditures will be directed to continued developments in the MPS system. Management expects that most of its research and development activities during 1997 will continue to be financed through internally-generated funds.

     Marketing, general and administrative expenses as a percentage of net revenue increased to 44.6 percent during 1996 compared to 33.2 percent during 1995, and the dollar amount increased by $3.23 million. The largest increase occurred in marketing expense with expenditures in 1996 increasing by $2.4 million over the comparable period a year ago and as a percentage of net revenue, increased to 25.3 percent in 1996 compared to 16.6 percent in 1995. Of such increase, $1.6 million was additional marketing expense of ANS related to additional salary, benefit, commission, travel, samples and promotional expense. The 1995 period included only nine months of expense. During 1996, the Company reorganized part of its ANS distribution network for ANS products and replaced several distributors in certain areas of the United States with eight commissioned sales agents and three direct regional managers. Also during 1996, the Company has designed ANS training, customer support and sales and marketing materials and videos and will continue those efforts in early 1997. The Company has also reestablished relationships with key implanters who had discontinued using the ANS products prior to the Company's acquisition. The remainder of the increase in marketing expense of $800,000 in 1996 compared to 1995 was primarily the result of additional salary, benefit and travel expense from four additional direct salespersons hired during the fourth quarter of 1995 in preparation of the commercial introduction of the MPS system. As previously mentioned, the Company began commercial shipments of MPS during September 1996, about a quarter later than it had anticipated at the beginning of 1996. Currently, the Company has five direct salespersons marketing the MPS system and does not anticipate adding additional salespersons during 1997. In early 1997, the Company decided to offer MPS on a one-year rental basis and on a lease/purchase basis to accelerate the adoption of MPS and shorten the selling process. If this strategy is successful, the Company would reevaluate adding salespersons during 1997, as circumstances warrant. Management has decided to focus most of its efforts for MPS during 1997 on the U.S. and Canadian markets, and does not anticipate introduction of the MPS internationally until fiscal 1998.

     General and administrative expense increased $800,000 during 1996 compared to 1995, and as a percentage of net revenue, increased from 16.6 percent in 1995 to 19.3 percent in 1996. Of such increase, $335,000 was attributable to higher amortization expense of ANS intangibles. In addition, the 1996 period includes $256,000 of expense related to a writeoff of a receivable due from a former ANS distributor who filed bankruptcy and an increase to the Company's reserves for bad debt ($60,000). The remainder of the increase in expense during 1996 compared to 1995 was primarily the result of higher recruiting, relocation and 401(k) Company match expenses.

     Earnings (Loss) From Operations. Earnings from operations for 1996 totaled $100,000 compared to a net loss from operations in 1995 of $8.78 million. In connection with the Neuromed acquisition, $10.5 million of the aggregate purchase price was identified as purchased in-process research and development, and in accordance with generally accepted accounting principles, was charged to expense with no related tax benefit during 1995. Excluding the 1995 expense for purchased research and development, earnings from operations decreased from $1.72 million in 1995 to $100,000 in 1996, reflecting higher levels of marketing, general and administrative expense discussed above.

     Other Expense. Other expense decreased to $429,000 in 1996 compared to $1.17 million in 1995 due to lower interest expense. The 1995 period reflects interest expense on $15 million of bank debt incurred in March 1995 in connection with the Neuromed acquisition, which was repaid in November of 1995 from the proceeds of a public offering. Interest income decreased $260,000 from 1995 levels due to reduced funds available for investment. This decrease in interest income was partially offset, however, by a $108,000 increase in gains on the sale of marketable securities.

     Income Taxes. Despite the Company's loss before income tax expense of $329,000 in 1996, the Company recorded income tax expense of $83,000 as a consequence of the nondeductibility of amortization costs in excess of net assets acquired (goodwill). During 1995, the Company similarly recorded income tax expense of $155,000 despite a loss before income tax expense of $9.95 million as a consequence of the nondeductibility of the $10.5 million expense for purchased research and development and amortization costs in excess of net assets acquired.

     Net Loss. The net loss decreased from $10.4 million in 1995 to $412,000 in 1996 primarily due to the $10.5 million expense during 1995 for purchased in-process research and development incurred in connection with the Neuromed acquisition. Excluding this $10.5 million expense, the Company's net loss of $412,000 in 1996 compared to net earnings of $126,000 in 1995 and resulted from increased operating expenditures, particularly in general and administrative and marketing.

  Comparison of the Years Ended December 31, 1995 and 1994

     Revenues. Net revenue of $25.3 million for the year ended December 31, 1995, was $11.3 million, or 80.7 percent above the level for the comparable 1994 period of $14.0 million. This increase during 1995 compared to 1994 was primarily attributable to revenue generated by Neuromed, which was acquired on March 31, 1995. Net revenue from sales of the Company's other products increased
6.3 percent during 1995 compared to 1994 primarily due to higher unit sales volume from the Company's cardiovascular products.

     Gross Profit. Gross profit during 1995 increased to $14.7 million compared to $6.4 million in 1994, an increase of 130 percent. As a percentage of net revenue, gross profit increased to 58.0 percent in 1995 compared to 45.6 percent during 1994. This increase in gross profit and gross profit margin during 1995 compared to 1994 was primarily attributable to the revenue generated by Neuromed, since Neuromed's products contribute higher gross profit margins than the Company's other product lines.

     Operating Expenses. Research and development expense increased to approximately $4.6 million during 1995 compared to the 1994 level of $3.5 million, although such expense decreased as a percentage of net revenue from
25.3 percent during 1994 to 18.1 percent during 1995. These expenditures during 1995 were $2.1 million more than originally budgeted at the beginning of fiscal 1995. Of such overage, $650,000 were expenditures directed toward Neuromed while the remainder represented additional expenditures directed at continued development of the Company's MPS(TM) brand of myocardial protection system. As previously noted, the Company filed for FDA market clearance under a 510(k) during August 1995 and on March 8, 1996 received clearance to commercially market the MPS system, which occurred during the third quarter of 1996. Increased expenditures during 1995 compared to 1994 were primarily the result of additional salary and contract labor expense from staff additions and increased consulting expense.

     Marketing, general and administrative expenses as a percent of net revenue decreased to 33.2 percent during 1995 compared to 35.6 percent during 1994, while the dollar amount increased $3.4 million. Marketing expense as a percentage of net revenue increased to 16.6 percent in 1995 from 13.7 percent during 1994, and the dollar amount increased by $2.3 million. Of such increase, $1.7 million was Neuromed marketing expense. The remainder of the increase in marketing expense was primarily the result of additional salary and benefit expense from personnel additions, and increased travel, commission, convention and recruiting expense. During the fourth quarter of 1995, the Company hired four additional direct salespersons in anticipation of the 510(k) clearance of its MPS system. General and administrative expense increased $1.1 million during 1995 compared to 1994, but as a percentage of net revenue, decreased from 21.9 percent during 1994 to 16.6 percent during 1995. This increase in expense during 1995 compared to 1994 was attributable to general and administrative expense of Neuromed, including amortization expense of Neuromed intangibles.

     Loss from Operations. On March 31, 1995, the Company acquired all of the capital stock of Neuromed, Inc. Of the aggregate purchase price for Neuromed, $10.5 million was identified as purchased in-process research and development and in accordance with generally accepted accounting principles was charged to expense, with no related tax benefit, during 1995. As a result, the loss from operations increased from $2.1 million in 1994 to $8.8 million during 1995. Excluding the charge for purchased research and development, the Company generated earnings from operations of $1.7 million compared to the $2.1 million loss for the 1994 period, reflecting the positive impact of the Neuromed acquisition.

     Other Income (Expense). Other income (expense) decreased to an expense of $1.2 million during 1995 compared to income of $419,000 during 1994. This decrease was primarily the result of higher interest expense which increased $1.1 million during 1995 from 1994. The Company incurred $15.0 million of long-term bank debt on March 31, 1995, which was used to fund most of the cash payment of the Neuromed acquisition. Higher overall interest rates on borrowed money also contributed to the increase in interest expense during 1995 compared to 1994. In addition, gains recognized on the sale of the Company's investments was $29,000 for 1995 compared to $464,000 for 1994, also contributing to the decrease in other income.

     Income Taxes. The Company recorded income tax expense of $155,000 during 1995 as a consequence of the nondeductibility of the $10.5 million expense for purchased research and development and amortization expense of costs in excess of net assets acquired. No income tax benefit was recognized for the Company's 1994 net operating loss.

     Net Loss. The net loss increased from $1.7 million in 1994 to $10.4 million during 1995 primarily as a result of the aforementioned $10.5 million expense for purchased in-process research and development incurred in connection with the Neuromed acquisition. In addition, the net loss for 1995 reflects an extraordinary charge of $269,000 for the writeoff of capitalized debt issuance costs due to early repayment of the long-term bank debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $12.2 million at year-end 1995 to $11.1 million at year-end 1996 principally due to an increase of $1.1 million in accounts payable. The ratio of current assets to current liabilities was 3.0:1 at December 31, 1996, compared to 3.7:1 at December 31, 1995. Cash, cash equivalents and marketable securities totaled $2.1 million, a decrease of $1.8 million from year-end 1995.

     The Company increased its investment in inventories during 1996 by $2.26 million, substantially all of which relates to the MPS system and its related disposables. The Company anticipates a decrease in its investment in inventories of approximately $1.0 million by year-end 1997.

     During 1996, the Company invested $2.0 million in capital expenditures for additional manufacturing tooling and equipment and an upgraded management information system. The Company expects capital expenditures for fiscal 1997 to decrease to $1.5 million. These capital expenditures, during 1997, are principally for manufacturing tooling and equipment for the Company's current ANS SCS products and next generation neuromodulation products.

     In connection with the Neuromed acquisition in March 1995, the Company agreed to pay contingent earn-out consideration in January 1996 and January 1997, depending on Neuromed's attainment of certain sales objectives. At yearend 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company withheld payment of the $1.5 million obligation pending arbitration of certain disputes between the Company and Neuromed's former owner. In October 1996, the sales objectives for the 1996 earn-out were reached and the Company recorded a note payable in the amount of $3.37 million which was due and payable in January 1997. The Company similarly withheld payment of this note pending arbitration. In addition, the Company had a short-term note payable to the former owner of Neuromed at December 31, 1996, in the amount of $972,000 due in January 1997, related to certain purchase price adjustments (principally tax refunds and future tax credits) awarded through an arbitration. The Company paid the $972,000 obligation during January 1997 utilizing a portion of its cash reserves. On February 6, 1997, the Company and the former owner of Neuromed reached a settlement (the "Settlement") of all issues between them. Under terms of the Settlement, the Company agreed to pay $500,000 on March 3, 1997, and deliver a promissory note in the amount of $1.0 million payable on February 6, 1998, for full settlement of the contingent earn-out considerations. The promissory note bears interest at the rate of 10 percent per annum with interest due and payable monthly. The Company also agreed to pay $3.0 million on March 3, 1997, to purchase certain patent rights from Neuromed's former owner. On

March 3, 1997, the Company made payment of the $3.5 million pursuant to the Settlement with borrowed funds discussed below. See Notes 3 and 5 of the Notes to Consolidated Financial Statements.

     On February 21, 1997, the Company borrowed $2.0 million from a shareholder pursuant to a promissory note. The promissory note is due and payable on February 21, 1998, and bears interest at the rate of 6 percent per annum. In addition, the Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. The Company utilized proceeds from the loan to pay a portion of the Settlement discussed above. See Note 5 of the Notes to Consolidated Financial Statements.

     On March 3, 1997, the Company amended its $5.0 million working capital line of credit with NationsBank of Texas, N.A. Under the third amended agreement, the working capital line of credit was increased to $5.65 million and a $350,000 term loan facility was added. Both facilities expire on January 31, 1998. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan facility bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Company's facility in Allen, Texas. Under the working capital line, the Company is required to make monthly principal payments of $90,000, with interest payable quarterly. Under the term loan facility, no principal payments are due until maturity and interest is payable quarterly. On March 3, 1997, the Company increased its borrowings under the working capital line of credit by $1.1 million and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the Settlement described above. See Note 5 of the Notes to Consolidated Financial Statements.

     Management believes that its current cash, cash equivalents and marketable securities and funds generated from operations will be sufficient to satisfy normal cash operating requirements, debt service and capital requirements during the remainder of 1997. During the first quarter of 1998, however, $8.1 million of debt will become due and payable. The Company is exploring various means to either refinance or payoff the debt entirely, including without limitation, a new loan facility, alternative debt or equity financing, asset or division sale, technology transfer or other arrangements.

CASH FLOWS

     Net cash used in operating activities in 1996 decreased to $446,000 compared to $1.53 million in 1995. The primary use of cash during 1996 was an increase in the Company's investment in inventories, which increased by $2.26 million, primarily related to building MPS units and manufacturing supplies of related disposables. The Company anticipates that its operating activities during 1997 will provide cash and anticipates a decrease in its investment in inventories of approximately $1.0 million by year-end 1997. During 1995, the net cash used in operating activities of $1.5 million was primarily due to an increase in net working capital, principally in the areas of accounts receivable, inventory and prepaid expenses.

     Investing activities in 1996 resulted in a net use of cash of $3.5 million compared to a net use of cash during 1995 of $14.1 million. Primary uses of cash in investing activities during 1996 were capital expenditures of $2.0 million for additional manufacturing equipment and office equipment and $3.0 million for the purchase of certain patent rights from the former owner of Neuromed, Inc. See "-- Liquidity and Capital Resources" and Notes 3 and 5 of the Notes to Consolidated Financial Statements. The primary source of cash from investing activities in 1996 was from the sale of certain of the Company's investments in marketable securities, which provided $1.5 million. Primary uses of cash in investing activities during 1995 were $16.0 million utilized to consummate the Neuromed acquisition and capital expenditures of $1.5 million. The primary source of cash from investing activities in 1995 was from the sale of certain of the Company's investments in marketable securities, which provided $3.3 million.

     Financing activities in 1996 provided $3.3 million of net cash compared to $16.9 million in 1995. Primary sources of cash from financing activities in 1996 consisted of a net increase in notes payable of $3.0 million to fund the purchase of certain patent rights from the former owner of Neuromed and $559,000 from the exercise of stock options. The $3.0 million obligation was paid during March 1997. See
Note 5 of the Notes to Consolidated Financial Statements. Primary uses of cash in financing activities during 1996 were $151,000 of principal payments for long-term notes payable and $103,000 utilized in the redemption of the Company's shareholder rights plan. Primary sources of cash from financing activities in 1995 consisted of $15.0 million provided from borrowings under a senior-term bank facility which was utilized to fund most of the cash portion of the Neuromed acquisition purchase price, $1.9 million of additional borrowings under the Company's working capital line of credit, and $15.2 million of net proceeds provided by a public offering. In addition, the exercise of stock options in 1995 provided $369,000. Primary uses of cash in financing activities during 1995 were repayment of the $15.0 million senior-term bank indebtedness and $108,000 of principal payments for long-term notes payable.

RECENT EVENTS

     On March 10, 1997, the Company announced that the Company's Board of Directors has engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance.

OUTLOOK AND UNCERTAINTIES

     Quest does not provide forecasts of potential future financial performance. While Quest management is optimistic about Quest's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

     Liquidity. The Company's liquidity has been substantially reduced over the course of the preceding year, and in the first quarter of 1998, $8.1 million in debt will become due. The Company's management believes that it will be able to refinance or repay the debt through a new loan facility, alternative debt or equity financing, asset or division sale, technology transfer or other arrangement, but there can be no assurance to this effect. The Company's leverage and debt service requirements could affect its ability to grow and its level of profitability.

     Search for Strategic Alternatives. The Company has engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. Although management is optimistic that it will identify an alternative to pursue, there are many risks and uncertainties inherent in such a process and there can be no assurance that a strategic alternative will be identified or, if identified, will be implemented successfully.

     Product Development and Market Acceptance. The Company's growth depends in part on the development and market acceptance of new products, including the MPS system and related products and next generation ANS products. There is no assurance that the Company will continue to develop successful products, that delays in product introduction will not be experienced, or that once such products are introduced, the market will accept them. In addition, while management believes that offering the MPS system on a one-year rental basis and a lease/purchase basis should accelerate the placement of MPS units and related disposables, there can be no assurance to this effect.

     Government Regulation. The Company's business is subject to extensive government regulation, principally by the FDA. The regulatory process, especially as it relates to product approvals, can be lengthy, expensive and uncertain.

     Competition and Technological Change. The medical device market is highly competitive. The Company competes with many larger companies that have access to greater capital, research and development, marketing, distribution and other resources than the Company. In addition, this market is characterized by extensive research efforts and rapid product development and technological change, which could render the Company's products obsolete or noncompetitive.

     Intellectual Property Rights. The Company relies in part on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that the Company is infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

     Cost Pressures on Medical Technology. The overall escalating cost of medical products and healthcare results in significant cost pressure. Third party payors are under intense pressure to challenge the prices charged for medical products and services.

     Potential Product Liability. The testing, manufacturing, marketing and sale of medical devices entail substantial risks of liability claims or product recalls.

     Other Uncertainties. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, the risk of loss of a major customer, dependence on key personnel and other risks and uncertainties.

CURRENCY FLUCTUATIONS

     Substantially all of the Company's international sales are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold, although management does not believe currency fluctuations have had a material effect on the Company's results of operations to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in Appendices A and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained under the captions "Election of Directors" and "Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference. Information under the caption titled "Report of the Board of Directors on Annual Compensation" and "Performance Graph" is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the definitive proxy material of the Company to be filed in connection with its 1997 annual meeting of stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:
            See Index to Financial Statements on the second page of Appendix A.

         2. Financial Statement Schedules:*
            Schedule II -- Valuation and Qualifying Accounts.
            See Appendix B.
            * Those schedules not listed above are omitted as not applicable or not required.

         3. Exhibits: See (c) below.

     (b) Reports on Form 8-K:
         None

     (c) Exhibits:

          2.1            -- Agreement for the Purchase and Sale of All of the Issued
                            Capital Stock of Neuromed, Inc. dated February 10, 1995,
                            between Quest Medical, Inc. and William N. Borkan(5)
          2.2            -- Amendment Agreement dated March 17, 1995, between Quest
                            Medical, Inc. and William N. Borkan(5)
          2.3            -- Letter Agreement dated as of September 23, 1995, by and between Quest Medical, Inc. and William N. Borkan(6)
          3.1            -- Articles of Incorporation, as amended(6)
          3.2            -- Bylaws(1)
          4.1            -- Rights Agreement dated as of August 30, 1996, between
                            Quest Medical, Inc. and KeyCorp Shareholder Services,
                            Inc. as Rights Agent(7)
         10.1            -- Quest Medical, Inc. 1979 Amended and Restated Employees
                            Stock Option Plan(2)
         10.2            -- Form of 1979 Employees Stock Option Agreement(3)
         10.3            -- Quest Medical, Inc. Directors Stock Option Plan (as
                            amended)(2)
         10.4            -- Form of Directors Stock Option Agreement(1)
         10.5            -- Quest Medical, Inc. 1987 Stock Option Plan(6)
         10.6            -- Form of 1987 Employee Stock Option Agreement(6)
         10.7            -- Quest Medical, Inc. 1995 Stock Option Plan(6)
         10.8            -- Form of 1995 Employee Stock Option Agreement(6)
         10.9            -- Form of Employment Agreement and Covenant Not to Compete,
                            between the Company and key employees(1)
         10.10           -- Promissory Note dated December 28, 1993, between Quest
                            Medical, Inc. and MetLife Capital Financial
                            Corporation(4)
         10.11           -- Commercial Deed of Trust, Security Agreement and
                            Assignment of Leases and Rents and Fixture Filing dated
                            December 28, 1993, between Quest Medical, Inc. and
                            MetLife Capital Financial Corporation(4)

         10.12           -- Term Promissory Note dated December 28, 1993, between
                            Quest Medical, Inc. and MetLife Capital Corporation(4)
         10.13           -- Loan and Security Agreement dated December 28, 1993,
                            between Quest Medical, Inc. and MetLife Capital
                            Corporation(4)
         10.14           -- Supplemental Security Agreement Number One dated December
                            28, 1993, between Quest Medical, Inc. and MetLife Capital
                            Corporation(4)
         10.15           -- Third Amended and Restated Credit Agreement dated as of
                            March 3, 1997, between Quest Medical, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.16           -- Promissory Note (Facility A. Note) in the original
                            principal amount of $5,650,000 dated March 3, 1997(8)
         10.17           -- Promissory Note (Facility B. Note) in the original
                            principal amount of $350,000 dated March 3, 1997(8)
         10.18           -- First Amended and Restated Security Agreement dated March
                            3, 1997, between Quest Medical, Inc. and NationsBank of
                            Texas, N.A.(8)
         10.19           -- First Amended and Restated Security Agreement dated March
                            3, 1997, between Advanced Neuromodulation Systems, Inc.
                            and NationsBank of Texas, N.A.(8)
         10.20           -- First Amended and Restated Intellectual Property Security
                            Agreement and Assignment dated as of March 3, 1997,
                            between Quest Medical, Inc. and NationsBank of Texas
                            N.A.(8)
         10.21           -- First Amended and Restated Intellectual Property Security
                            Agreement and Assignment dated as of March 3, 1997,
                            between Advanced Neuromodulation Systems, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.22           -- First Amended and Restated License Agreement dated as of
                            March 3, 1997, between Quest Medical, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.23           -- First Amended and Restated License Agreement dated as of
                            March 3, 1997, between Advanced Neuromodulation Systems,
                            Inc. and NationsBank of Texas, N.A.(8)
         10.24           -- Guaranty of Advanced Neuromodulation Systems, Inc. in
                            favor of NationsBank of Texas, N.A. under the Third
                            Amended and Restated Credit Agreement dated as of March
                            3, 1997(8)
         11.1            -- Computation of Earnings Per Share(8)
         21.1            -- Subsidiaries(8)
         23.1            -- Consent of Independent Auditors(8)

---------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2) Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4) Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.

(5) Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(7) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(8) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997

                                            QUEST MEDICAL, INC.

                                            By:    /s/ THOMAS C. THOMPSON
                                              ----------------------------------
                                                     Thomas C. Thompson,
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ THOMAS C. THOMPSON                  President and Director of Quest  March 28, 1997
-----------------------------------------------------    Medical, Inc. (Principal
                 Thomas C. Thompson                      Executive Officer)

              /s/ F. ROBERT MERRILL III                Senior Vice                      March 28, 1997
-----------------------------------------------------    President -- Finance,
                F. Robert Merrill III                    Secretary and Treasurer of
                                                         Quest Medical, Inc.
                                                         (Principal Financial and
                                                         Accounting Officer)

                                                       Director of Quest Medical, Inc.  March 28, 1997
-----------------------------------------------------
                  Linton E. Barbee

                                                       Director of Quest Medical, Inc.  March 28, 1997
-----------------------------------------------------
                 Robert C. Eberhart

                /s/ HUGH M. MORRISON                   Director of Quest Medical, Inc.  March 28, 1997
-----------------------------------------------------
                  Hugh M. Morrison

               /s/ RICHARD D. NIKOLAEV                 Director of Quest Medical, Inc.  March 28, 1997
-----------------------------------------------------
                 Richard D. Nikolaev

                /s/ MICHAEL J. TORMA                   Director of Quest Medical, Inc.  March 28, 1997
-----------------------------------------------------
                  Michael J. Torma

                                                                      APPENDIX A

                       CONSOLIDATED FINANCIAL STATEMENTS
                          INDEPENDENT AUDITORS' REPORT

                      THREE YEARS ENDED DECEMBER 31, 1996

                      FORMING A PART OF THE ANNUAL REPORT

                                   FORM 10-K

                                     ITEM 8

                                       OF

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                (NAME OF ISSUER)

                                 FILED WITH THE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     UNDER

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                                       TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                              FORM 10-K -- ITEM 8

INDEPENDENT AUDITORS' REPORT................................
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets -- December 31, 1996 and 1995...
Consolidated Statements of Operations -- Three years ended
  December 31, 1996.........................................
Consolidated Statements of Stockholders' Equity -- Three
  years ended December 31, 1996.............................
Consolidated Statements of Cash Flows -- Three years ended
  December 31, 1996.........................................
Notes to Consolidated Financial Statements..................

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Quest Medical, Inc.

     We have audited the accompanying consolidated balance sheets of Quest Medical, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at
Item 14A. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Medical, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ ERNST & YOUNG LLP
                                            ------------------------------------
                                                     ERNST & YOUNG LLP

Dallas, Texas
March 14, 1997

                      QUEST MEDICAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                 1996           1995
                                                              -----------    -----------
Current assets:
  Cash and cash equivalents.................................  $   696,196    $ 1,325,630
  Marketable securities.....................................    1,366,089      2,588,547
  Receivables:
     Trade accounts, less allowance for doubtful accounts of
      $174,337 in 1996 and $114,337 in 1995.................    4,829,827      4,955,235
     Net investment in sales-type leases....................      176,875             --
     Interest and other.....................................      134,162        128,492
                                                              -----------    -----------
     Total receivables......................................    5,140,864      5,083,727
                                                              -----------    -----------
  Inventories:
     Raw materials..........................................    3,931,282      2,743,702
     Work-in-process........................................    1,400,712      1,077,529
     Finished goods.........................................    3,032,600      2,285,961
                                                              -----------    -----------
     Total inventories......................................    8,364,594      6,107,192
                                                              -----------    -----------
  Deferred income taxes.....................................      317,276        356,703
  Prepaid expenses and other current assets.................      668,808      1,226,268
                                                              -----------    -----------
     Total current assets...................................   16,553,827     16,688,067
                                                              -----------    -----------
Property, plant and equipment:
  Land......................................................    1,930,289      1,930,289
  Building and improvements.................................    5,296,125      5,271,718
  Furniture and fixtures....................................    3,827,738      2,964,471
  Machinery and equipment...................................    4,962,846      3,879,802
                                                              -----------    -----------
                                                               16,016,998     14,046,280
  Less accumulated depreciation and amortization............    4,832,468      3,784,510
                                                              -----------    -----------
     Net property, plant and equipment......................   11,184,530     10,261,770
                                                              -----------    -----------
Cost in excess of net assets acquired, net of accumulated
  amortization of $817,784 in 1996 and $340,300 in 1995.....   10,931,849      9,546,298
Patents, net of accumulated amortization of $1,311,556 in
  1996 and $1,086,433 in 1995...............................    4,063,843      1,288,966
Purchased technology from acquisitions, net of accumulated
  amortization of $730,775 in 1996 and $413,558 in 1995.....    3,967,225      4,284,442
Tradenames, net of accumulated amortization of $218,750 in
  1996 and $93,750 in 1995..................................    2,281,250      2,406,250
Other assets, net of accumulated amortization of $190,000 in
  1996 and $178,667 in 1995.................................        9,931         19,964
                                                              -----------    -----------
                                                              $48,992,455    $44,495,757
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1996           1995
                                                              -----------    -----------
Current liabilities:
  Accounts payable..........................................  $ 2,269,269    $ 1,210,265
  Short-term notes payable and current maturities of
     long-term notes payable................................    2,084,122      1,616,311
  Accrued salary and employee benefit costs.................      924,309        630,908
  Accrued relocation costs..................................           --        291,370
  Other accrued expenses....................................      188,605        755,976
                                                              -----------    -----------
          Total current liabilities.........................    5,466,305      4,504,830
                                                              -----------    -----------
Notes payable...............................................   11,912,036      8,558,297
Deferred income taxes.......................................      620,631        562,580
Commitments and contingencies
Stockholders' equity:
  Common stock, $.05 par value.
     Authorized 25,000,000 shares in 1996 and 10,000,000
      shares in 1995; issued 8,338,510 shares in 1996 and
      8,147,349 shares in 1995..............................      416,926        407,367
  Additional capital........................................   38,699,517     38,253,670
  Retained earnings (deficit)...............................   (7,992,082)    (7,579,925)
  Unrealized loss on marketable securities net of tax
     benefit of $67,423 in 1996 and $108,729 in 1995........     (130,878)      (211,062)
                                                              -----------    -----------
          Total stockholders' equity........................   30,993,483     30,870,050
                                                              -----------    -----------
                                                              $48,992,455    $44,495,757
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31

                                                         1996            1995           1994
                                                      -----------    ------------    -----------
Net revenue.........................................  $26,073,808    $ 25,320,990    $13,999,165
Cost of revenue.....................................   11,005,260      10,624,215      7,617,932
                                                      -----------    ------------    -----------
          Gross profit..............................   15,068,548      14,696,775      6,381,233
                                                      -----------    ------------    -----------
Operating expenses:
  General and administrative........................    5,027,749       4,199,398      3,063,296
  Research and development..........................    3,342,626       4,582,868      3,542,193
  Purchased research and development................           --      10,500,000             --
  Marketing.........................................    6,597,983       4,195,972      1,913,793
                                                      -----------    ------------    -----------
                                                       14,968,358      23,478,238      8,519,282
                                                      -----------    ------------    -----------
          Earnings (loss) from operations...........      100,190      (8,781,463)    (2,138,049)
Other income (expense):
  Gain on sale of marketable securities.............      136,975          29,115        464,113
  Interest expense..................................     (766,769)     (1,657,818)      (569,428)
  Investment and other income, net..................      200,322         460,282        524,171
                                                      -----------    ------------    -----------
                                                         (429,472)     (1,168,421)       418,856
                                                      -----------    ------------    -----------
          Loss before income taxes and extraordinary
            item....................................     (329,282)     (9,949,884)    (1,719,193)
Income taxes........................................       82,875         155,114             --
                                                      -----------    ------------    -----------
          Loss before extraordinary item............     (412,157)    (10,104,998)    (1,719,193)
Extraordinary item -- loss on early extinguishment
  of debt, net of income tax benefit of $138,599....           --        (269,045)            --
                                                      -----------    ------------    -----------
          Net loss..................................  $  (412,157)   $(10,374,043)   $(1,719,193)
                                                      ===========    ============    ===========
Per common and common equivalent share:
  Loss before extraordinary item....................  $      (.05)   $      (1.52)   $      (.33)
                                                      ===========    ============    ===========
  Extraordinary item................................  $        --    $       (.04)   $        --
                                                      ===========    ============    ===========
  Net loss..........................................  $      (.05)   $      (1.56)   $      (.33)
                                                      ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31

                                                        1996            1995           1994
                                                     -----------    ------------    -----------
Cash flows from operating activities:
  Net loss.........................................  $  (412,157)   $(10,374,043)   $(1,719,193)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation..................................    1,047,958         952,935        761,174
     Amortization..................................    1,156,157         922,454        362,771
     Extraordinary item: write off of debt issuance
       costs.......................................           --         407,644             --
     Deferred income taxes.........................       97,478         200,002             --
     Non-operating gains included in net loss......     (139,030)       (137,898)      (464,113)
     Purchased research and development............           --      10,500,000             --
     Changes in assets and liabilities, net of
       effects of acquisition:
       Receivables.................................      (57,137)     (2,020,213)       387,347
       Inventories.................................   (2,257,402)       (557,095)        22,471
       Prepaid expenses............................      415,289        (750,284)      (128,770)
       Accounts payable............................      700,679        (346,134)      (325,167)
       Accrued expenses............................     (998,289)       (340,966)      (304,894)
       Other.......................................           --           9,720        (39,701)
                                                     -----------    ------------    -----------
          Net cash used in operating activities....     (446,454)     (1,533,878)    (1,448,075)
                                                     -----------    ------------    -----------
Cash flows from investing activities:
  Net proceeds from marketable securities
     transactions..................................    1,480,924       3,317,881      1,346,903
  Additions to property, plant and equipment.......   (1,972,300)     (1,468,732)    (1,076,871)
  Additions to patents.............................   (3,000,000)             --             --
  Acquisition, net of cash acquired................           --     (15,996,910)            --
  Other............................................        3,637           6,550         19,510
                                                     -----------    ------------    -----------
          Net cash provided by (used in) investing
            activities.............................   (3,487,739)    (14,141,211)       319,542
                                                     -----------    ------------    -----------
Cash flows from financing activities:
  Net increase (decrease) in short-term notes
     payable.......................................   (1,450,000)             --        500,000
  Proceeds of long-term notes payable, net of debt
     issuance costs................................    4,450,000      16,431,233        106,978
  Payment of long-term notes payable...............     (150,647)    (15,108,486)      (121,977)
  Exercise of stock options........................      558,552         369,449        137,047
  Net proceeds from public offering of common
     stock.........................................           --      15,218,815             --
  Redemption of rights plan........................     (103,146)             --             --
  Issuance (purchase) of treasury stock, net.......           --           1,745             --
                                                     -----------    ------------    -----------
          Net cash provided by financing
            activities.............................    3,304,759      16,912,756        622,048
                                                     -----------    ------------    -----------
Net increase (decrease) in cash and cash
  equivalents......................................     (629,434)      1,237,667       (506,485)
Cash and cash equivalents at beginning of year.....    1,325,630          87,963        594,448
                                                     -----------    ------------    -----------
Cash and cash equivalents at end of year...........  $   696,196    $  1,325,630    $    87,963
                                                     ===========    ============    ===========
Supplemental cash flow information is presented
  below:
Income taxes paid..................................  $        --    $         --    $        --
                                                     ===========    ============    ===========
Interest paid (net of amounts capitalized).........  $   668,049    $  1,571,553    $   558,337
                                                     ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                                         UNREALIZED
                                         COMMON STOCK                       RETAINED      LOSS ON                       TOTAL
                                     --------------------   ADDITIONAL      EARNINGS     MARKETABLE    TREASURY     STOCKHOLDERS'
                                      SHARES      AMOUNT      CAPITAL      (DEFICIT)     SECURITIES      STOCK         EQUITY
                                     ---------   --------   -----------   ------------   ----------   -----------   -------------
Balance at December 31, 1993.......  7,939,441   $396,972   $18,787,628   $  5,430,286   $(169,308)   $(6,193,796)  $ 18,251,782
  Shares issued upon exercise of
    stock options..................     43,057      2,153       134,894             --          --             --        137,047
  Issuance of 1,882 common shares
    from treasury..................         --         --         5,595             --          --          4,075          9,670
  Stock dividend...................         --         --       586,054       (916,975)         --        330,921             --
  Adjustment to unrealized losses
    on marketable securities.......         --         --            --             --    (748,326)            --       (748,326)
  Net loss.........................         --         --            --     (1,719,193)         --             --     (1,719,193)
                                     ---------   --------   -----------   ------------   ---------    -----------   ------------
Balance at December 31, 1994.......  7,982,498    399,125    19,514,171      2,794,118    (917,634)    (5,858,800)    15,930,980
  Shares issued upon exercise of
    stock options..................    160,422      8,021       361,429             --          --             --        369,450
  Issuance of 245 common shares
    from treasury..................         --         --         1,216             --          --            529          1,745
  Adjustment to unrealized losses
    on marketable securities.......         --         --            --             --     706,572             --        706,572
  Issuance of 1,033,333 common
    shares from treasury for
    acquisition....................         --         --     6,779,285             --          --      2,237,246      9,016,531
  Sale of treasury and new common
    shares in public offering, net
    of offering costs..............      4,429        221    11,597,569             --          --      3,621,025     15,218,815
  Net loss.........................         --         --            --    (10,374,043)         --             --    (10,374,043)
                                     ---------   --------   -----------   ------------   ---------    -----------   ------------
Balance at December 31, 1995.......  8,147,349    407,367    38,253,670     (7,579,925)   (211,062)            --     30,870,050
  Shares issued upon exercise of
    stock options..................    159,178      7.959       479,207             --          --             --        487,166
  Adjustment to unrealized losses
    on marketable securities.......         --         --            --             --      80,184             --         80,184
  Issuance of 31,983 new common
    shares for employee bonuses and
    cancellation of a stock
    option.........................     31,983      1,600        69,786             --          --             --         71,386
  Redemption of rights plan
    dividend.......................         --         --      (103,146)            --          --             --       (103,146)
  Net loss.........................         --         --            --       (412,157)         --             --       (412,157)
                                     ---------   --------   -----------   ------------   ---------    -----------   ------------
Balance at December 31, 1996.......  8,338,510   $416,926   $38,699,517   $ (7,992,082)  $(130,878)            --   $ 30,993,483
                                     =========   ========   ===========   ============   =========    ===========   ============

          See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Quest Medical, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue from product sales is recognized at the time the product is shipped.

     The Company leases the Quest MPS myocardial protection system to customers under noncancellable leases with terms of five years. The present value of the minimum rentals to be received under such leases is recorded as net sales. The difference between the gross rentals to be received and the present value of the rentals is recorded as unearned finance income and is amortized into income on the interest method over the lease term. The cost of the leased equipment is charged to cost of sales at the time the sale is recorded. The present value of the rentals to be received under such leases is recorded as net investment in sales-type leases. At December 31, 1996, the balance in the net investment in sales-type leases was $176,875.

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

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized; maintenance and repairs are charged to operations as incurred. Provisions for depreciation and amortization of property, plant and equipment are computed using the straight-line method using estimated useful lives of 3 to 30 years.

     The excess of costs over the net assets of businesses acquired is amortized on a straight line basis over the estimated useful lives of 20 to 25 years. The Company assesses the recoverability of this intangible asset, as well as other intangible assets, primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1996, the Company does not believe there has been any impairment of its intangible assets.

     Cost of purchased patents is amortized on a straight-line basis over the estimated useful lives (4 to 17 years) of such patents. Costs of patents which are the result of internal development are charged to current operations.

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

     Product development costs including start-up, research and development, advertising and promotional costs are charged to operations in the year in which such costs are incurred. Total advertising expense included in marketing was $25,914, $84,978 and $61,388 at December 1996, 1995 and 1994, respectively.

     Loss per share for 1996, 1995, and 1994 is based upon 8,531,499, 6,642,082 and 5,256,683 common and common equivalent shares outstanding, respectively. Common stock equivalents are outstanding stock options and are included in average common and common equivalent shares outstanding using the treasury stock method except during periods where their effect would be antidilutive. During 1994, the Board of Directors approved a 3 percent stock dividend. The weighted average number of common and common equivalent shares outstanding used in computing loss per share were increased to retroactively reflect the stock dividend.

     Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

     The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in the primary financial statements and to provide supplementary disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation." (See Note 7.)

     Certain prior period amounts have been reclassified to conform to current year presentation.

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

     In July 1995, the sales objectives for 1995 were reached which triggered a liability for the 1995 contingent consideration payments with regard to the Neuromed acquisition. The Company recorded the additional "earn-out" consideration of 200,000 shares of Quest common stock valued at $2,558,200 and a $1,500,000 liability (payable in cash in January 1996). In addition, in September 1995, the Company amended certain

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
terms of the acquisition agreement whereby the Company agreed to accelerate issuance of the 200,000 shares for the 1995 earn-out and the seller relinquished certain rights from the previous agreement. The amended agreement set the 1996 contingent consideration, payable in January 1997, at a cash payment equal to $3,370,000, if earned.

     In January 1996, the Company withheld payment of the $1,500,000 pursuant to the 1995 contingent consideration obligation pending arbitration of certain disputes between the Company and Neuromed's former owner. In October 1996, the sales objectives for the 1996 earn-out were reached and the Company recorded a note payable in the amount of $3,370,000 which was due in January 1997. The Company similarly withheld payment of this note pending arbitration. In addition, the Company had a short-term note payable to the former owner of Neuromed at December 31, 1996, in the amount of $972,000 due in January 1997, related to certain purchase price adjustments (principally tax refunds and future tax credits) awarded through an arbitration. The Company paid the $972,000 obligation during January 1997. On February 6, 1997, the Company and the former owner of Neuromed reached a settlement (the "Settlement") of all issues between them. Under the terms of the Settlement, the Company agreed to pay $500,000 in cash on March 3, 1997, and deliver a promissory note in the amount of $1,000,000 payable on February 6, 1998, for full settlement of the contingent considerations. The Company also agreed to pay $3,000,000 in cash on March 3, 1997, to purchase certain patent rights from Neuromed's former owner. (See Note 5.)

     The acquisition was accounted for by the purchase method of accounting. The allocation of the purchase price among identifiable tangible and intangible assets was based upon a risk adjusted income approach. The cost in excess of net assets acquired is being amortized on a straight line basis over twenty years.

     Purchased in-process research and development was identified and valued through extensive interviews and analysis of data concerning Neuromed's products under development. Expected future cash flows for products under development were discounted taking into account economic risks associated with the inherent difficulties and uncertainty in completing the products, and thereby achieving technological feasibility, and risks related to the viability of and potential changes in future target markets. This resulted in $10,500,000 of purchased research and development which had not yet achieved technological feasibility and does not have alternative uses. Therefore, in accordance with generally accepted accounting principles, the $10,500,000, with no related tax benefit, was charged to expense during the year ended December 31, 1995.

     The purchase price allocation for the acquisition of Neuromed, as of December 31, 1996, is summarized below:

Tradenames..................................................  $ 2,500,000
Purchased technology........................................    4,000,000
Cost in excess of net assets acquired.......................   10,736,427
Purchased research and development..........................   10,500,000
Excess of liabilities over tangible assets acquired.........   (1,222,986)
Deferred financing costs....................................      468,767
                                                              -----------
                                                              $26,982,208
                                                              ===========

     In connection with the purchase, the Company determined that the operations of Neuromed would be relocated to the Company's facility in Allen, Texas by the end of the first quarter of 1996. The relocation was completed during the first quarter of 1996 and the Company incurred $1,234,335 of relocation costs which were recorded as an adjustment to cost in excess of net assets acquired.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

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

                                                             YEAR ENDED      YEAR ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1995            1994
                                                            ------------    ------------
Pro forma revenue.........................................  $27,728,289     $22,043,518
Pro forma earnings (loss) from operations.................    2,634,499         (86,467)
                                                            -----------     -----------
Pro forma net earnings (loss) before extraordinary item in
  1995....................................................      584,986      (1,220,055)
                                                            -----------     -----------
Pro forma net earnings (loss) per common and equivalent
  share before extraordinary item in 1995.................  $       .08     $     (0.20)
                                                            ===========     ===========

     The pro forma operations information excludes the charge of $10,500,000 ($1.72 per share) related to purchased in-process research and development which was expensed at the date of acquisition.

(4) MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities at December 31, 1996:

                                                         GROSS        GROSS
                                                       UNREALIZED   UNREALIZED   ESTIMATED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
Investment grade preferred securities...  $  622,596     $4,503      $ 45,817    $  581,282
Publicly traded limited partnerships....     263,004         --        44,019       218,985
Real estate investment trusts...........     297,695      3,498        41,688       259,505
Other...................................     381,095         10        74,788       306,317
                                          ----------     ------      --------    ----------
                                          $1,564,390     $8,011      $206,312    $1,366,089
                                          ==========     ======      ========    ==========

     At December 31, 1996, no individual security represented more than 20 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1996.

     The following is a summary of available-for-sale securities at December 31, 1995:

                                                         GROSS        GROSS
                                                       UNREALIZED   UNREALIZED   ESTIMATED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
Investment grade preferred securities...  $  993,241    $   252      $135,928    $  857,565
Publicly traded limited partnerships....     506,447         --        39,697       466,750
Real estate investment trusts...........   1,031,417     11,899        96,816       946,500
Other...................................     377,233      3,884        63,385       317,732
                                          ----------    -------      --------    ----------
                                          $2,908,338    $16,035      $335,826    $2,588,547
                                          ==========    =======      ========    ==========

     At December 31, 1995, no individual security represented more than 15 percent of the total portfolio or 2 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1995.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

(5) CURRENT AND LONG-TERM DEBT

     On March 31, 1995, the Company entered into a loan agreement (the "Loan Agreement") with a bank providing for $15 million in senior term financing, which was utilized to pay substantially all of the cash portion of the Neuromed purchase price and a working capital line of up to $5 million. Borrowings under both facilities bore interest at prime plus 125 basis points, or at the Company's option, LIBOR plus 300 basis points. During December 1995, the Company repaid in its entirety the senior term loan utilizing net proceeds it received from a public offering. (See Note 7.)

     At December 31, 1996 and 1995, the Company had advances in the amount of $4,550,000 outstanding under its working capital line with a weighted average interest rate of 7.19 percent and 7.69 percent for 1996 and 1995, respectively. At December 31, 1996, the Company was not in compliance with certain financial covenants in its loan agreement, but has cured the noncompliance through an amended loan agreement described below.

     On March 3, 1997, the Company amended the $5 million working capital line of credit. Under the amended agreement, the working capital line of credit was increased to $5,650,000 and a $350,000 term loan facility was added. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Allen facility described below. The Company is subject to certain covenants related to the loan agreement including the maintenance of a minimum fixed charge ratio, a maximum total liabilities to tangible net worth ratio, and a maximum margin ratio (as defined). Under the amended agreement, the Company is prohibited from paying cash dividends. Under the working capital line of credit, the Company is required to make monthly payments of $90,000 with interest payable quarterly. Under the term loan, no principal payments are due until maturity and interest is payable quarterly. These facilities will expire on January 31, 1998. On March 3, 1997, the Company increased its borrowings under the working capital line of credit by $1,100,000 and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the February 6, 1997 Settlement discussed below.

     On February 21, 1997, the Company borrowed $2,000,000 from a shareholder pursuant to a promissory note. The promissory note bears interest at the rate of 6 percent per annum. Under the terms of the promissory note, the Company is required to make quarterly interest payments with a principal payment of $2,000,000 due and payable at the maturity of the note on February 21, 1998. In conjunction with the promissory note, the Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder has the right to one demand registration in addition to piggyback registration rights. The loan is subordinated to the bank debt described above and the shareholder has a second lien on all of the assets collateralizing the bank debt. Proceeds of the loan were utilized to pay a portion of the debt under the Settlement described below.

     At December 31, 1996, the Company had a short-term, noninterest-bearing note payable in the amount of $972,197 due in connection with certain purchase price adjustments (primarily tax refunds and tax credits) awarded through an arbitration to the former owner of Neuromed, Inc. The note was paid during January 1997 from cash reserves. In addition, on February 6, 1997, the Company reached a Settlement (the "Settlement") on all outstanding issues with the former owner of Neuromed relating to the Neuromed acquisition. Under the Settlement, the Company agreed to pay $4.5 million in settlement of the earn-out provisions of the purchase agreement and the purchase of certain patent rights. Of the Settlement, $3.5 million is an interest bearing note at 10.25 percent per annum from February 6, 1997, and is due and payable on March 3, 1997. The Company paid such note on March 3, 1997, utilizing proceeds from the bank debt and shareholder debt described above. In addition, the Company issued the former owner a promissory note in the

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
amount of $1,000,000. The promissory note bears interest at the rate of 10 percent per annum with interest due and payable monthly and a principal payment of $1,000,000 due and payable on February 6, 1998. The loan is subordinated to the bank debt described above and is collateralized with a second lien that is pari passu with the shareholder's lien.

     The Company classified short-term notes payable of $8,100,000 at December 31, 1996, as long-term notes payable due to refinancings that took place during February and March of 1997. Of such amount, $3,650,000 (excluding current maturities of $900,000) relates to borrowings under the Company's working capital line of credit which was amended in March 1997, and the remaining $4,450,000 relates to the February 1997 Settlement with the former owner of Neuromed which was financed through the amended bank agreement which provided funds of $1,450,000, the shareholder promissory note of $2,000,000, and the promissory note due to Neuromed's former owner of $1,000,000, all of which are discussed above.

     On December 28, 1993, the Company entered into two agreements for long-term financing of its principal office and manufacturing facility in the amount of $4,355,071. The first agreement, in the amount of $3,000,000, is related to the building. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 300 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 8.59 percent. This note has a 25-year amortization. The Company has the option of prepaying this note during years 6-10, subject to certain provisions. The loan is collateralized by the Allen facility building and land and has an unpaid balance of $2,923,260 at December 31, 1996. The second agreement, in the amount of $1,355,071, is related to certain equipment and furnishings. This loan bore interest through 1995 at an adjustable rate based on the 30-day commercial paper rate plus 250 basis points. Effective January 1996, the Company fixed the rate of interest for the remainder of the term of the loan at 7.94 percent. This note has a 10-year amortization. This loan is collateralized by the equipment and furnishings purchased with the proceeds and has an unpaid balance of $1,050,702 at December 31, 1996.

     Scheduled payments of current and long-term debt are as follows:

1997.....................................................  $2,084,122
1998.....................................................  $8,278,566
1999.....................................................  $  192,082
2000.....................................................  $  208,336
2001.....................................................  $  225,824
Thereafter...............................................  $3,007,228
                                                           ==========

     The carrying value of the Company's debt approximates its fair value.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

(6) FEDERAL INCOME TAXES

     The significant components of the net deferred tax liability at December 31, were as follows:

                                                               1996           1995
                                                            -----------    -----------
Deferred tax assets:
  Tax credit and net operating loss carry forwards........  $ 2,631,362    $ 2,119,781
  Accrued expenses and reserves...........................      344,915        377,302
  Unrealized loss on marketable securities................       67,422        108,729
  Valuation allowance.....................................     (858,835)      (271,767)
                                                            -----------    -----------
          Total deferred tax asset........................    2,184,864      2,334,045
Deferred tax liabilities:
  Purchased intangible assets.............................   (1,976,958)    (2,110,125)
  Excess of tax over book depreciation....................     (335,368)      (259,361)
  Other...................................................     (175,893)      (170,436)
                                                            -----------    -----------
          Total deferred tax liability....................   (2,488,219)    (2,539,922)
                                                            -----------    -----------
          Net deferred tax liability......................  $  (303,355)   $  (205,877)
                                                            ===========    ===========

     At December 31, 1996 and 1995, $688,895 and $271,767, respectively, of the total valuation allowance is attributable to stock option deductions which, when realized, will be credited to additional capital. The additional valuation allowance at December 31, 1996, is for certain tax credit carryforwards related to the Neuromed acquisition. During 1996, the valuation allowance increased by $587,068. During 1995, the valuation allowance decreased by $1,473,323 which was recorded as a reduction of costs in excess of net assets acquired because the decrease resulted from deferred tax liabilities recorded in connection with the acquisition of Neuromed.

     The provision for income taxes for the years ended December 31 consists of the following amounts:

                                                         1996       1995       1994
                                                       --------   --------   --------
Current..............................................  $(14,603)  $(44,888)  $     --
Deferred.............................................    97,478    200,002         --
                                                       --------   --------   --------
                                                       $ 82,875   $155,114   $     --
                                                       ========   ========   ========

     A reconciliation of the provision for taxes on the loss before extraordinary item, to the benefit calculated at the U.S. statutory rate follows:

                                                   1996          1995          1994
                                                 ---------    -----------    ---------
Federal income tax benefit at statutory rate...  $(111,956)   $(3,382,961)   $(584,526)
Tax effect of:
  Tax exempt interest..........................    (11,734)       (19,949)     (52,862)
  Nondeductible amortization of goodwill.......    163,258         81,855       13,856
  Recognition of research and development tax
     credit benefit............................         --       (109,135)          --
  Nondeductible writeoff of purchased
     in-process research and development.......         --      3,570,000           --
  Benefit of net operating loss not
     recognized................................         --             --      637,308
  Other........................................     43,307         15,304      (13,776)
                                                 ---------    -----------    ---------
          Income tax expense...................  $  82,875    $   155,114    $      --
                                                 =========    ===========    =========

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

     At December 31, 1996, general business credits of $1,008,523 and alternative minimum tax credits of $152,620 are available to offset future tax liabilities. If unused, the general business credits expire in various amounts beginning in 1997 through 2010.

(7) STOCKHOLDERS' EQUITY

     On August 26, 1996, the Board of Directors voted to redeem the Company's then outstanding stock purchase rights at $0.01 per share. The redemption price for the outstanding rights was paid on September 27, 1996 to shareholders of record as of September 12, 1996.

     Also on August 26, 1996, the Board of Directors adopted a new Shareholder's Rights Plan in which rights to purchase shares of the Company's common stock were distributed as a dividend, one right per share, to shareholders of record as of September 12, 1996. The rights are not exercisable or transferable apart from the common stock until ten business days following the date that a person or group acquires more than 15 percent of the Company's common stock or announces a tender or exchange offer for more than 20 percent of the Company's common stock. Upon becoming exercisable, each right entitles the holders to purchase one share of common stock for $30.00. If the rights become exercisable because a person or group acquires more than 15 percent of the common stock (an "Acquiring Person"), however, the purchase price and number of shares purchasable will be adjusted so that the holder will have the right to receive, upon the exercise of the right at the applicable exercise price, that number of shares of the Company's common stock having a market value equal to two times the applicable exercise price of the right. If the Company is acquired in a merger or other business combination transaction, or 50 percent or more of its consolidated assets or earning power are sold, provision will be made so that each holder of a right will have the right to receive, upon the exercise of the right at the applicable exercise price, that number of shares of the acquiring company's common stock having a market value of two times the applicable exercise price of the right. Until a right is exercised, the holder of a right, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote as a stockholder or receive dividends. Under the Rights Plan, the number of shares issuable upon exercise of the rights is subject to adjustment by the Company to prevent dilution. After a person becomes an Acquiring Person, the Company's board of directors may exchange the rights, other than those owned by the Acquiring Person, in whole or in part, at an exchange ratio of one share of common stock per right, subject to adjustment. The rights may be redeemed in whole by the Company at a price of $0.01 per right at any time prior to their expiration on September 12, 2006, or prior to the point at which they become exercisable.

     The Company has various stock option plans pursuant to which stock options may be granted to key employees and officers (the "Employees' Plans") and one plan under which directors and advisory directors of the Company may be granted options (the "Directors' Plan"). The most recent of the Employees' Plans was adopted and approved by shareholders of the Company during 1995 (the "1995 Plan") which reserved for issuance 250,000 shares of Common Stock; provided, however, that on January 1 of each year (commencing in 1996), the aggregate number of shares of Common Stock reserved for issuance under the 1995 Plan shall be increased by the same percentage that the total number of issued and outstanding shares of Common Stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 1996, pursuant to this provision, the Company added 136,000 shares to the 1995 Plan. All options outstanding under the Employees' Plans and Directors' Plan are nonqualified stock options, however, the 1995 Plan allows for the grant of incentive stock options intended to qualify for preferential tax treatment under
Section 422 of the Internal Revenue Code of 1986. Under all of the Company's plans, the exercise price of all options granted must equal or exceed the fair market value of the Common Stock at the time of the grant. Options granted under the Employees' Plans expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options under the Directors' Plan expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options under both the Employees' Plans and Directors' Plan,

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
however, have a special two-year vesting schedule. These options are exercisable one-half each year over a two-year period.

     At December 31, 1996, under all of the Company's stock option plans, 1,175,188 shares have been granted and are outstanding, 1,091,715 shares of Common Stock have been issued upon exercise, and 55,409 shares were reserved for future grants.

     Data with respect to stock option plans of the Company are as follows:

                                                                                 EXERCISABLE
                          OPTIONS OUTSTANDING                                      OPTIONS
-----------------------------------------------------------------------      -------------------
                                                               WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE
                                                               EXERCISE                 EXERCISE
                                                   SHARES       PRICE        SHARES      PRICE
                                                  ---------    --------      -------    --------
January 1, 1994.................................    894,455     $2.90
Granted.........................................    252,444     $4.68
3% stock dividend...............................     31,709        --
Exercised.......................................    (43,057)    $3.18
Rescinded.......................................    (47,548)    $3.23
                                                  ---------     -----
December 31, 1994...............................  1,088,003     $3.25        488,590     $2.50
                                                                             -------     -----
Granted.........................................    239,520     $8.11
Exercised.......................................   (160,422)    $2.30
Rescinded.......................................    (40,540)    $4.11
                                                  ---------     -----
December 31, 1995...............................  1,126,561     $4.33        622,226     $2.84
                                                                             -------     -----
Granted.........................................    323,000     $8.12
Exercised.......................................   (159,178)    $3.06
Rescinded.......................................   (115,195)    $8.36
                                                  ---------     -----
December 31, 1996                                 1,175,188     $5.16        663,459     $3.51
                                                  ---------     -----        -------     -----

                         OPTIONS OUTSTANDING AT                                EXERCISABLE OPTIONS AT
                            DECEMBER 31, 1996                                     DECEMBER 31, 1996
-------------------------------------------------------------------------    ---------------------------
                                          WEIGHTED
                                          AVERAGE        WEIGHTED AVERAGE               WEIGHTED AVERAGE
       RANGE OF                        REMAINING LIFE        EXERCISE                       EXERCISE
    EXERCISE PRICE         SHARES         (YEARS)             PRICE          SHARES          PRICE
    --------------        ---------    --------------    ----------------    -------    ----------------
$1.45 --  2.25........      223,831         2.41              $1.78          223,831         $ 1.78
$2.25 --  3.50........       78,893         4.46              $3.17           78,893         $ 3.17
$3.50 --  5.25........      411,064         5.27              $4.11          297,910         $ 3.97
$5.25 --  8.00........      303,400         7.28              $6.63           47,200         $ 6.71
$8.00 -- 12.25........      158,000         8.44              $10.74          15,625         $11.27
                          ---------         ----             ------          -------        -------
                          1,175,188         5.62              $5.15          663,459         $ 3.51
                          =========         ====             ======          =======        =======

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

     In accordance with APB No. 25, the Company records no compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 1996 and 1995, was $3.09 and $3.01, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                              1996    1995
                                                              ----    ----
Risk-free interest rate.....................................   6.0%    6.2%
Average life of options (years).............................   3.0     3.0
Volatility..................................................  48.4%   48.4%
Dividend Yield..............................................    --      --

     Had the compensation expense been recorded based on these hypothetical values, pro forma net loss for 1996 and 1995 would have been $(541,855) and $(10,466,956), respectively, and pro forma net loss per common share for 1996 and 1995 would have been $(.06) and $(1.58), respectively.

     In the fourth quarter of 1995, the Company sold 1,676,667 shares in a public offering. Net proceeds to the Company were $15.2 million, of which $13.9 million was used to repay the senior-term bank debt incurred in connection with the Neuromed acquisition. Net loss per share would have been ($1.28) if this transaction had occurred on March 31, 1995, the date at which the debt incurred in connection with the Neuromed acquisition was first outstanding.

(8) COMMITMENTS AND CONTINGENCIES

     The Company has no material commitments under noncancellable operating leases. Total rent expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was $47,476, $127,113 and $24,930, respectively.

     As a consequence of the Neuromed Acquisition in March 1995, the Company is a party to product liability claims related to SCS devices sold by Neuromed prior to the acquisition. Product liability insurers have assumed responsibility for defending the Company against these claims, subject to reservation of rights in certain cases. While historically product liability claims against Neuromed have not resulted in significant monetary liability for Neuromed beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that the Company's SCS business and new SCS product lines will not be adversely affected by these product liability claims.

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

     Net sales to a major customer for each of the years ended December 31, as a percentage of total net revenues were as follows: 1996 -- 10 percent, 1995 -- 10 percent, and 1994 -- 19 percent. Foreign sales, primarily in Europe and Australia, for the years ended December 31, 1996 and 1995 were approximately 14 percent and 12 percent of total net revenue, respectively.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

(10) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15 percent of their compensation and requires the Company to make matching contributions equal to 50 percent of the participants' contributions, to a maximum of 6 percent of the participants' compensation. The expense of the Company's contribution was $176,858 in 1996, $142,485 in 1995, and $102,961 in 1994.

(11) SUBSEQUENT EVENT

     On March 10, 1997, the Company announced that the Company's Board of Directors has engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance.

                                                                      APPENDIX B

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      FORMING A PART OF THE ANNUAL REPORT

                                   FORM 10-K

                                    ITEM 14

                                       OF

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                (NAME OF ISSUER)

                                 FILED WITH THE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     UNDER

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                               DECEMBER 31, 1996

                                       BALANCE AT                  CHARGED                    BALANCE
                                       BEGINNING     CHARGED TO    TO OTHER                  AT END OF
             DESCRIPTION               OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
             -----------               ----------    ----------    --------    ----------    ---------
Year ended December 31, 1996:
  Allowance for doubtful accounts....   $114,337      $ 60,000     $     --     $    --      $174,337
  Reserve for obsolete inventory.....    238,679        12,100           --      20,307(1)    230,472
                                        --------      --------     --------     -------      --------
          Total......................   $353,016      $ 72,100     $     --     $20,307      $404,809
                                        ========      ========     ========     =======      ========
Year ended December 31, 1995:
  Allowance for doubtful accounts....   $ 14,337      $     --     $100,000(2)  $    --      $114,337
  Reserve for obsolete inventory.....         --       238,679           --          --       238,679
                                        --------      --------     --------     -------      --------
          Total......................   $ 14,337      $238,679     $100,000     $    --      $353,016
                                        ========      ========     ========     =======      ========
Year ended December 31, 1994:
  Allowance for doubtful accounts....   $ 14,337      $     --     $     --     $    --      $ 14,337
  Reserve for obsolete inventory.....     53,927        29,197           --      83,124(1)         --
                                        --------      --------     --------     -------      --------
          Total......................   $ 68,264      $ 29,197     $     --     $83,124      $ 14,337
                                        ========      ========     ========     =======      ========

---------------

(1) Obsolete inventory written off, net of recoveries.

(2) Addition to reserve is result of purchase of Neuromed, Inc.

                                                                      APPENDIX C

                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                      FORMING A PART OF THE ANNUAL REPORT

                                   FORM 10-K

                                     ITEM 8

                                       OF

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                (NAME OF ISSUER)

                                 FILED WITH THE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                     UNDER

                    THE SECURITIES AND EXCHANGE ACT OF 1934

                                             1ST            2ND            3RD           4TH
                                          ----------    ------------    ----------    ----------
1996
Net revenue.............................  $6,149,126    $  6,669,619    $6,486,521    $6,768,542
Gross profit............................   3,496,976       3,931,915     3,786,638     3,853,019
Earnings (loss) from operations.........      24,796         217,978       124,249      (266,833)
Earnings (loss) before income taxes.....     (76,225)        122,675        35,564      (411,296)
Net earnings (loss).....................  $  (94,572)   $    114,323    $    6,748    $ (438,656)
                                          ----------    ------------    ----------    ----------
Net earnings (loss) per common and
  common equivalent share...............  $     (.01)   $        .01    $       --    $     (.05)

                                             1ST         2ND(1)(2)         3RD          4TH(3)
                                          ----------    ------------    ----------    ----------
1995
Net revenue.............................  $4,071,640    $  7,231,494    $6,818,923    $7,198,933
Gross profit............................   2,044,288       4,348,356     3,968,885     4,335,246
Earnings (loss) from operations.........    (336,944)     (9,775,378)      543,507       787,352
Earnings (loss) before income taxes.....    (364,598)    (10,248,708)       90,541       572,881
Earnings (loss) before extraordinary
  item..................................    (364,598)    (10,248,708)       90,541       417,767
Extraordinary item -- loss on early
  extinguishment of debt................          --              --            --      (269,045)
Net earnings (loss).....................  $ (364,598)   $(10,248,708)   $   90,541    $  148,722
                                          ----------    ------------    ----------    ----------
Per common and common equivalent share:
Net earnings (loss) before extraordinary
  item..................................  $     (.07)   $      (1.66)   $      .01    $      .05
Extraordinary item......................          --              --            --          (.03)
                                          ----------    ------------    ----------    ----------
Net earnings (loss).....................  $     (.07)   $      (1.66)   $      .01    $      .02
                                          ==========    ============    ==========    ==========

---------------

(1) Includes results of Neuromed, Inc. from April 1, 1995 (See Note 3)

(2) Includes a charge of $10,500,000 for purchased in-process research and development incurred in connection with the acquisition of Neuromed, Inc. (See Note 3)

(3) Extraordinary item of $269,045 (net of income tax benefit of $138,599) from write-off of capitalized debt issuance costs due to repayment of bank debt.

                                 INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Agreement for the Purchase and Sale of All of the Issued
                            Capital Stock of Neuromed, Inc. dated February 10, 1995,
                            between Quest Medical, Inc. and William N. Borkan(5)
          2.2            -- Amendment Agreement dated March 17, 1995, between Quest
                            Medical, Inc. and William N. Borkan(5)
          2.3            -- Letter Agreement dated as of September 23, 1995, by and between Quest Medical, Inc. and William N. Borkan(6)
          3.1            -- Articles of Incorporation, as amended(6)
          3.2            -- Bylaws(1)
          4.1            -- Rights Agreement dated as of August 30, 1996, between
                            Quest Medical, Inc. and KeyCorp Shareholder Services,
                            Inc. as Rights Agent(7)
         10.1            -- Quest Medical, Inc. 1979 Amended and Restated Employees
                            Stock Option Plan(2)
         10.2            -- Form of 1979 Employees Stock Option Agreement(3)
         10.3            -- Quest Medical, Inc. Directors Stock Option Plan (as
                            amended)(2)
         10.4            -- Form of Directors Stock Option Agreement(1)
         10.5            -- Quest Medical, Inc. 1987 Stock Option Plan(6)
         10.6            -- Form of 1987 Employee Stock Option Agreement(6)
         10.7            -- Quest Medical, Inc. 1995 Stock Option Plan(6)
         10.8            -- Form of 1995 Employee Stock Option Agreement(6)
         10.9            -- Form of Employment Agreement and Covenant Not to Compete,
                            between the Company and key employees(1)
         10.10           -- Promissory Note dated December 28,1993, between Quest
                            Medical, Inc. and MetLife Capital Financial
                            Corporation(4)
         10.11           -- Commercial Deed of Trust, Security Agreement and
                            Assignment of Leases and Rents and Fixture Filing dated
                            December 28,1993, between Quest Medical, Inc. and MetLife
                            Capital Financial Corporation(4)
         10.12           -- Term Promissory Note dated December 28,1993, between
                            Quest Medical, Inc. and MetLife Capital Corporation(4)
         10.13           -- Loan and Security Agreement dated December 28,1993,
                            between Quest Medical, Inc. and MetLife Capital
                            Corporation(4)
         10.14           -- Supplemental Security Agreement Number One dated December
                            28,1993, between Quest Medical, Inc. and MetLife Capital
                            Corporation(4)
         10.15           -- Third Amended and Restated Credit Agreement dated as of
                            March 3, 1997, between Quest Medical, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.16           -- Promissory Note (Facility A. Note) in the original
                            principal amount of $5,650,000 dated March 3, 1997(8)
         10.17           -- Promissory Note (Facility B. Note) in the original
                            principal amount of $350,000 dated March 3, 1997(8)
         10.18           -- First Amended and Restated Security Agreement dated March
                            3, 1997, between Quest Medical, Inc. and NationsBank of
                            Texas, N.A.(8)
         10.19           -- First Amended and Restated Security Agreement dated March
                            3, 1997, between Advanced Neuromodulation Systems, Inc.
                            and NationsBank of Texas, N.A.(8)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.20           -- First Amended and Restated Intellectual Property Security
                            Agreement and Assignment dated as of March 3, 1997,
                            between Quest Medical, Inc. and NationsBank of Texas
                            N.A.(8)
         10.21           -- First Amended and Restated Intellectual Property Security
                            Agreement and Assignment dated as of March 3, 1997,
                            between Advanced Neuromodulation Systems, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.22           -- First Amended and Restated License Agreement dated as of
                            March 3, 1997, between Quest Medical, Inc. and
                            NationsBank of Texas, N.A.(8)
         10.23           -- First Amended and Restated License Agreement dated as of
                            March 3, 1997, between Advanced Neuromodulation Systems,
                            Inc. and NationsBank of Texas, N.A.(8)
         10.24           -- Guaranty of Advanced Neuromodulation Systems, Inc. in
                            favor of NationsBank of Texas, N.A. under the Third
                            Amended and Restated Credit Agreement dated as of March
                            3, 1997(8)
         11.1            -- Computation of Earnings Per Share(8)
         21.1            -- Subsidiaries(8)
         23.1            -- Consent of Independent Auditors(8)

---------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2) Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4) Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.

(5) Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1994, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(7) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(8) Filed herewith.