Form 10-K/A
period 1996-12-31
QUEST MEDICAL INC
filed 1997-04-30
CIK 351721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                        NONE
================================================================================

                                    PART III

ITEM 10.     DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors, executive officers and division and subsidiary officers of the Company as of April 25, 1997.

           NAME                          AGE                  POSITION
           ----                          ---                  --------
      Thomas C. Thompson                 59    President, Chief Executive Officer and Director

      David O. Turner                    50    Executive Vice President, Chief Operating Officer

      F. Robert Merrill III              47    Senior Vice President - Finance, Chief Financial Officer, Treasurer
                                               and Secretary

      Ronald F. Beck                     44    Vice President - Corporate Development

      James P. Calhoun                   47    Vice President - Human Resources

      Geoffrey D. Dillon                 42    Vice President - Marketing, Cardiovascular Systems Division

      Ramon C. Dougan                    55    Vice President - International Sales, Advanced Neuromodulation
                                               Systems, Inc. Subsidiary

      Scott F. Drees                     39    Vice President

      John H. Erickson                   48    Vice President - Research and Development, Advanced Neuromodulation
                                               Systems, Inc. Subsidiary

      Kenneth A. Jones                   40    Vice President - Research and Development, Cardiovascular Systems
                                               Division

      W. Alan Mock                       40    Vice President - Marketing, Advanced Neuromodulation Systems, Inc.
                                               Subsidiary

      W. Lynn Switzer                    48    Vice President - Quality Control

      Linton E. Barbee(1)(4)             58    Director

      Hugh M. Morrison(2)                50    Director

      Robert C. Eberhart, Ph.D.(2)(3)    60    Director

      Michael J. Torma, M.D.(2)(3)       54    Director

      Richard D. Nikolaev(1)             58    Director

-------------------------
(1) Member of the Audit Committee of the Board of Directors
(2) Member of the Compensation Committee of the Board of Directors
(3) Member of the Stock Option Committee of the Board of Directors
(4) Mr. Barbee has informed the Company that he will not stand for re-election at the Annual Meeting of Shareholders to be held on September 25, 1997.

Directors hold office until their term expires and until their successors have been elected and qualified. Officers are appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among executive officers or directors of the Company.

Mr. Thompson co-founded the Company and has been President and Director of the Company since May 1979 and Chief Executive Officer since May 1984.

Mr. Turner has been Executive Vice President and Chief Operating Officer of the Company since April 1994. From August 1972 to April 1994, Mr. Turner was employed by Texas Instruments in various capacities including Worldwide Operations Manager of the Consumer Products Division from August 1990 to April 1994.

Mr. Merrill has been Senior Vice President-Finance of the Company since July 1995, Chief Financial Officer since April 1994, Secretary since February 1989 and Vice President-Finance and Treasurer since February 1981. Mr. Merrill joined the Company in October 1979 as Director of Manufacturing Operations.

Mr. Beck has been Vice President-Corporate Development of the Company since August 1996. From 1988 until joining the Company, Mr. Beck provided management consulting services to emerging growth companies in the medical device business.

Mr. Calhoun has been Vice President-Human Resources of the Company since April 1995. From May 1992 to April 1995, Mr. Calhoun was Executive Director of Hogan Quality Institute, a management consulting firm. From February 1988 to May 1992, Mr. Calhoun was the Vice President of Human Resources and Corporate Quality Programs of Harris Adacom Corporation, a data communications company.

Mr. Dillon has been Vice President-Marketing of the Company's Cardiovascular Systems Division since September 1996 and was Director of Marketing from June 1996 to September 1996. From May 1995 to May 1996, Mr. Dillon was President of Dilstar, Inc., a marketing agency. Previously Mr. Dillon was employed by Sofamore Danek Group, Inc. from February 1994 to April 1995 as Director of Marketing in Europe for spinal endoscopic systems. From May 1983 to December 1993, Mr. Dillon was employed by Storz Instrument Company, a division of American Cyanamid, where he held various positions within the sales and marketing area, the most recent being Product Manager of the Surgical Specialties Group.

Mr. Dougan has been Vice President-International Sales of the Company's Advanced Neuromodulation Systems, Inc. Subsidiary since September 1996 and was Director of International Sales from April 1995 to August 1996. From May 1993 to March 1995, Mr. Dougan was employed by Neuromed, Inc. which was acquired by the Company in March 1995. Mr. Dougan held various positions within the sales and marketing area at Neuromed, Inc. including Director of International Sales and Marketing. From January to May 1993, Mr. Dougan was an independent business consultant. From December 1990 to December 1992, Mr. Dougan was employed by Future Care Systems, Inc. as Vice President of Sales and Marketing.

Mr. Drees has been Vice President of the Company since April 1996. From November 1987 to April 1996, Mr. Drees was employed by St. Jude Medical, Inc., a medical device company, where he held various positions within the sales and marketing area, including Director, North American Sales from August 1990 to April 1996.

Mr. Erickson has been Vice President-Research and Development of the Company's Advanced Neuromodulation Systems, Inc. Subsidiary since September 1996 and was Director of Electronics Research and Development of the Company from January 1996 to September 1996. From August 1982 to October 1995, Mr. Erickson was employed by Orthofix Inc. (formerly American Medical Electronics, Inc.) where he held various positions within the research and development area including Vice President of Research and Development.

Mr. Jones has been Vice President-Research and Development of the Company's Cardiovascular Systems Division since September 1996. From March 1993 to August 1996, Mr. Jones was Vice President-Research and Development of the Company and was Director of Research and Development of the Company from August 1991 to February 1993. From March 1978 to July 1991, Mr. Jones was employed by the Shiley Division of Pfizer, Inc. where he held various positions in research and development including Manager of New Product Development for Cardiovascular Products from March 1990 to July 1991.

Mr. Mock has been Vice President-Marketing of the Company's Advanced Neuromodulation Systems, Inc. Subsidiary since November 1996. From November 1995 to October 1996, Mr. Mock was an independent business consultant. From November 1987 to October 1995, Mr. Mock was employed by DSP Worldwide (formerly Snowden-Pencer, Inc.) where he held various positions within the sales and marketing area including Vice President, Sales and Marketing Operations.

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

Mr. Morrison has served as a Director of the Company since 1983. Since March 1996, Mr. Morrison has been President and Chief Executive Officer of Clean Acquisition, Inc. and Pilgrim Cleaners, Inc. From January 1993 to February 1996 Mr. Morrison was an independent business consultant and investor. From 1989 throughout 1992, Mr. Morrison served as President and Chief Executive Officer of American Funeral Services Corporation (formerly Golden Era Services, Inc.). From March 1995 until it was acquired during March 1997, Mr. Morrison served as a director of Owen Healthcare, Inc. From January 1995 until April 1996, Mr. Morrison served as a director of Equal Net Holding Corporation.

Dr. Eberhart has served as a Director of the Company since 1994 and also serves on the Company's Board of Clinical Advisors. Since September 1984, Dr. Eberhart has served as Chairman of the Board of the Biomedical Engineering Program at the University of Texas Southwestern Medical Center at Dallas.

Dr. Torma has served as a Director of the Company since 1994. Dr. Torma has been Vice President--Technology Development of the Biomedical Research Foundation of Northwest Louisiana since September 1996. Dr. Torma served as Chair of Surgical Services of Presbyterian Hospital of Dallas and Chairman of the Institute for Surgical Sciences of Presbyterian Healthcare Systems from October 1992 to August 1996. Prior to that time, Dr. Torma served as Command Surgeon, Strategic Air Command of the USAF from August 1990 to September 1992.

Mr. Nikolaev has served as a Director of the Company since June 1996. Mr. Nikolaev has served as President and Chief Executive Officer of Wright Medical Technology, Inc. since November 1995. From August 1995 to November 1995, Mr. Nikolaev was President of OsteoBiologics, Inc. From January 1995 to July 1995, Mr. Nikolaev was an independent business consultant. From January 1992 to December 1994, Mr. Nikolaev served as Chairman, President and Chief Executive Officer of Orthomet, Inc. From January 1991 to December 1991, Mr. Nikolaev served as President of Orthopedic Synergy. Mr. Nikolaev is currently a director of Wright Medical Technology, Inc. and OsteoBiologics, Inc. From December 1992 until April 1996, Mr. Nikolaev served as a director of Everest Medical.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that directors and officers of the Company and persons who beneficially own more than 10 percent of the Company's Common Stock file with the Securities & Exchange Commission ("SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock of the Company. Directors, officers and greater than 10 percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based on review of the copies of such reports, the Company is aware of certain late filings during 1996. The following officers of the Company's Cardiovascular Systems Division and Advanced Neuromodulation Systems, Inc. subsidiary filed their initial statement of beneficial ownership on Form 3 late: Geoffrey D. Dillon--Vice President-Marketing, Ramon C. Dougan--Vice President-International Sales, and John H. Erickson--Vice President-Research and Development. In addition, two officers of the Company's Advanced Neuromodulation Systems, Inc. subsidiary who are no longer with the Company filed their initial statement of beneficial ownership on Form 3 late: Peter T. Janik--Vice President-Business Development from September 1996 to January 1997, and Mark H. Evensen--Vice President-Marketing from September 1996 to November 1996. The Company is also aware of a late filing on Form 4 for James P. Calhoun--Vice President-Human Resources reporting a purchase of 1,000 shares of the Company's Common Stock during June 1995.

ITEM 11.     EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

The following tables set forth certain information regarding compensation, aggregate stock option grants and exercises during 1996 and year-end stock option values for the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000 for the last fiscal year.

                           SUMMARY COMPENSATION TABLE

=====================================================================================================================
                                  ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                         ------------------------------------   ---------------------------------------
                                                                          AWARDS               PAYOUTS
                                                                -------------------------    ----------
                                                     Other       Restricted    Securities                All other
Name and                                             Annual        Stock       Underlying      LTIP       Compen-
Principal                  Salary        Bonus        Comp.       Award(s)      Options/      Payouts     sation(2)
Position          Year      ($)           ($)        ($)(1)         ($)         SARs (#)        ($)          ($)
------------      ----   ----------   ----------  -----------   -----------     --------     ----------   ----------
THOMAS C.         1996     $183,436      $23,917        --          --             --            --         $  4,500
Thompson          1995     $175,284      $41,677        --          --             --            --         $  4,500
(C.E.O)           1994     $168,480      $39,206        --          --             --            --         $  4,500
---------------------------------------------------------------------------------------------------------------------
David O.          1996     $124,081      $12,463        --          --             --            --         $  4,500
Turner            1995     $117,212      $22,806        --          --             --            --         $  4,084
(C.O.O.)          1994     $ 84,675      $18,911        --          --             --            --         $   --
---------------------------------------------------------------------------------------------------------------------
F. Robert         1996     $110,002      $ 9,919        --          --             --            --         $  3,885
Merrill III       1995     $ 98,931      $17,534        --          --             --            --         $  3,404
(C.F.O.)          1994     $ 92,150      $12,185        --          --             --            --         $  3,057
---------------------------------------------------------------------------------------------------------------------
Eric D.           1996     $126,196      $  --          --          --             --            --         $  4,500
Dufford(3)        1995     $122,580      $22,255        --          --             --            --         $  4,148
                  1994     $ 66,000      $10,270        --          --             --            --         $   --
---------------------------------------------------------------------------------------------------------------------
Scott F. Drees    1996     $111,385      $ 9,900        --          --             --            --         $   --
(Vice Pres.)      1995     $   --        $  --          --          --             --            --         $   --
                  1994     $   --        $  --          --          --             --            --         $   --
=====================================================================================================================

(1) None of the Named Executive Officers received personal benefits, securities or property in excess of the lesser of $50,000 or 10 percent of such individual's reported salary and bonus.
(2) Reflects matching employer contributions under the Company's Employees Savings Plan (401K).
(3) Mr. Dufford served as an executive officer of the Company from June 1994 to February 1997.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

===============================================================================================================
                                                                                      Potential Realizable
                                        Percent of                                      Value at Assumed
                         Number of        Total                                       Annual Rates of Stock
                        Securities     Options/SARs                                     Price Appreciation
                        Underlying      Granted to      Exercise or                      for  Option  Term
                       Options/SARs    Employees In     Base Price       Expiration  --------------------------
          Name          Granted (#)     Fiscal Year       ($/Sh)            Date        5%               10%
---------------------------------------------------------------------------------------------------------------
 Scott F. Drees          50,000            30.21%        $10.25           04/16/06    $ 322,500       $817,000
===============================================================================================================


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

======================================================================================================================
                                                                  Number of                  Value of Unexercised
                                                             Securities Underlying              In-the-Money
                                                                 Unexercised                     Options/SARs
                          Shares Acquired      Value      Options/SARs at FY-end (#)           at FY-end ($)(1)
                            on Exercise       Realized    --------------------------     ----------------------------
         Name                   (#)             ($)       Exercisable   Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------------
Thomas C. Thompson              --               --        122,420          18,750      $ 708,287                -0-
(C.E.O)
----------------------------------------------------------------------------------------------------------------------
David O. Turner                 --               --         25,750          25,750      $  80,855           $80,855
(C.O.O.)
----------------------------------------------------------------------------------------------------------------------
F. Robert Merrill, III         3,000          $26,010       44,070          11,250      $ 231,459               -0-
(C.F.O.)
----------------------------------------------------------------------------------------------------------------------
Eric D. Dufford                 --               --         25,000          25,000      $  78,398           $78,398
----------------------------------------------------------------------------------------------------------------------
Scott F. Drees                  --               --            --           50,000             --               -0-
======================================================================================================================

(1) Represents the difference between the closing market price of the Common Stock on the Nasdaq National Market System on December 31, 1996 and the exercise price of the options.

The Company does not have any deferred compensation, profit sharing, pension or retirement plans, except for the Employees Savings Plan and Trust (the "Savings Plan"), which was adopted by the Board of Directors effective as of January 1, 1988. The Savings Plan is available generally to any employee who has completed at least six months of service and is at least 21 years of age. The Savings Plan permits employees to elect salary deferral contributions of up to 15 percent of compensation (subject to limits imposed by the Internal Revenue
Code) and requires the Company to make matching contributions equal to 50 percent of a participant's salary deferral contributions, to a maximum of salary deferral contributions equal to 6 percent of the participant's total cash compensation, up to $150,000. The amount of the matching employer contribution may be increased or decreased at the discretion of the Board of Directors. During December 1996, the Board of Directors decreased the amount of the matching employer contribution to 25 percent of a participant's salary deferred contributions, to a maximum of salary deferral contributions equal to 6 percent of the participant's total cash compensation, up to $150,000. This reduction was effective January 1, 1997. During the year ended December 31, 1996, the Company committed to contribute approximately $176,858 to the Savings Plan, of which $30,733 is to be contributed on behalf of the following executive officers and division and subsidiary officers: Thomas C. Thompson--$4,500, James P. Calhoun--$3,137, Ramon C. Dougan--$1,615, Eric D. Dufford--$4,500, John H. Erickson--$2,530, Kenneth A. Jones--$3,184, F. Robert Merrill III--$3,885, W. Lynn Switzer--$2,882, and David O. Turner--$4,500.

COMPENSATION OF DIRECTORS

Nonmanagement directors are compensated for their services according to a standard arrangement authorized by the Board of Directors. An annual retainer fee of $10,000 is paid to each nonmanagement director provided, however, they participate in 75 percent of all regularly scheduled board meetings held. In addition, nonmanagement directors receive $1,000 for each Board of Director meeting attended and reimbursement for expenses incurred in attending such meetings. Directors are not compensated for telephonic meetings. Nonmanagement directors who serve on committees receive $500 for each committee meeting attended and reimbursement for expenses incurred in attending such committee meeting.

In April 1980, the Company adopted the Quest Medical, Inc. Directors' Stock Option Plan, (the "Directors' Plan"), which has been amended on several different occasions, most recently in July 1992 to increase the number of shares to be held by an advisory director at any time from 12,000 to 15,000. Under the Directors' Plan, nontransferable stock options may be granted to directors and advisory directors of the Company. Under the Directors' Plan, the option price per share cannot be less than the fair market value per share on the date the option is granted. The Directors' Plan further provides that the exercise period for options cannot exceed six years. Under the Directors' Plan, each option vests ratably over a four-year period. During the year ended December 31, 1996, three directors were granted options under the Directors' Plan. Linton E. Barbee and Hugh M. Morrison were each granted 5,000 options at an exercise price of $6.00. Richard D. Nikolaev was granted 15,000 options at an exercise price of $6.00. Three directors exercised options under the Directors' Plan during the year ended December 31, 1996. During February 1996, Robert C. Eberhart, Ph.D. exercised options to purchase 7,725 shares of Common Stock at an exercise price of $2.18 per share which were scheduled to expire in February 1996. The net value of such securities to Dr. Eberhart (market value less exercise price) was approximately $82,619. During May 1996, Linton E. Barbee exercised options to purchase 10,300 shares of Common Stock at an exercise price of $1.94 per share which were scheduled to expire in June 1996. The net value of such securities to Mr. Barbee was approximately $110,056. In June 1996, Hugh
M. Morrison exercised options to purchase 10,300 shares of Common Stock at an exercise price of $1.94 per share which were scheduled to expire in June 1996. The net value of such securities to Mr. Morrison at the time of exercise was $98,468. Mr. John A. Gula, a director of the Company until June 1996, exercised options to purchase 10,300 shares of Common Stock during May 1996 at an exercise price of $1.94 per share which were scheduled to expire in June 1996. The net value of such securities to Mr. Gula at the time of exercise was $120,356.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 25, 1997, the beneficial ownership of each current director, each Named Executive Officer, all executive officers, division and subsidiary officers and directors as a group, and each stockholder known to management of the Company to own beneficially more than 5 percent of the outstanding Common Stock.



NAME AND ADDRESS OF                                             AMOUNT AND NATURE OF          PERCENT
BENEFICIAL OWNER                                               BENEFICIAL OWNERSHIP(1)       OF CLASS(2)
------------------------                                       -----------------------       -----------
The Equitable Companies Incorporated                                649,187(3)                    7.8%
787 Seventh Avenue
New York, New York  10019

First Pacific Advisors, Inc.                                        635,000(4)                    7.6%
11400 West Olympic Boulevard, Suite 1200
Los Angeles, California  90064

Cypress Asset Management, Inc.                                      537,314(5)                    6.4%
2929 Allen Parkway, Suite 2000
Houston, Texas  77019

Robert L. Swisher, Jr.                                              500,000(6)                    5.9%
5005 LBJ Freeway, Suite 1130
Dallas, Texas  75244

Thomas C. Thompson                                                  346,902(7)                    4.1%
501 Lakewood Drive
McKinney, Texas  75069

Linton E. Barbee                                                      2,250(8)                     *
4446 Mill Creek Road
Dallas, Texas  75244

Robert C. Eberhart, Ph.D.                                            19,313(9)                     *
10519 Royal Springs
Dallas, Texas  75229

Hugh M. Morrison                                                     27,000(8)                     *
2517 Bluebonnet Boulevard
Houston, Texas  77030

Richard D. Nikolaev                                                   5,750(10)                    *
Wright Medical Technology, Inc.
5677 Airline Rd.
Arlington, TN  38002

NAME AND ADDRESS OF                                             AMOUNT AND NATURE OF          PERCENT
BENEFICIAL OWNER                                               BENEFICIAL OWNERSHIP(1)       OF CLASS(2)
------------------------                                       -----------------------       -----------
Michael J. Torma, M.D.                                               3,750(11)                        *
1029 Deleware
Shreveport, Louisiana 71106

Scott F. Drees                                                      12,500(11)                        *
834 Parkwood Court
McKinney, Texas 75070

Eric D. Dufford                                                     38,900(12)                        *
912 Parkwood Court
McKinney, Texas  75070

F. Robert Merrill III                                               44,135(13)                        *
3329 Leigh Drive
Plano, Texas  75025

David O. Turner                                                     40,625(14)                        *
2906 Country Club Road
Garland, Texas  75043

All directors, executive officers and division and                 723,184(15)                       8.3%
subsidiary officers as a group, including those names
above (18 persons)

------------------------
*        Less than 1.0%

(1) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.
(3) Based on information obtained by the Company from Schedule 13G filed by The Equitable Companies Incorporated ("The Equitable"), pursuant to a Joint Filing Agreement among The Equitable, Alpha Assurances I.A.R.D. Mutuelle, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, and Uni Europe Assurance Mutuelle, and AXA, dated February 12, 1997. Alliance Capital Management L.P., a subsidiary of The Equitable, is deemed to have beneficial ownership of 649,187 shares of the Company's Common Stock, as of December 31, 1996.
(4) Based on information obtained by the Company from Schedule 13G filed by First Pacific Advisors, Inc. dated February 13, 1997. First Pacific Advisors, Inc. is deemed to have beneficial ownership of 635,000 shares of the Company's Common Stock, as of December 31, 1996.
(5) Based on information obtained by the Company and from Schedule 13D filed by Cypress Asset Management, Inc. dated August 12, 1996. Cypress Asset Management, Inc., a Texas corporation, is an investment advisor registered under the Investment Advisors Act of 1940. As of August 12, 1996, Cypress Asset Management, Inc. is deemed to have beneficial ownership of 537,314 shares of the Company's Common Stock. Of such shares, 396,564 were shares purchased for client accounts in which Cypress Asset Management, Inc. has discretion and authority with respect to the investment of such client's account and 140,750 shares were owned by certain officers of Cypress Asset Management, Inc.
(6) Based on information obtained by the Company from Schedule 13D filed by Robert L. Swisher, Jr. dated February 21, 1997. Mr. Swisher owned 400,000 shares of the Company's Common Stock as of February 21, 1997, and a warrant to purchase 100,000 shares of the Company's Common Stock which became exercisable as of February 21, 1997 at an exercise price of $6.50 per share.
(7)    Includes 122,420 shares subject to options.
(8)    Includes 1,250 shares subject to options.
(9)    Includes 11,588 shares subject to options.
(10)   Includes 3,750 shares subject to options.
(11)   Consists entirely of shares subject to options.
(12)   Includes 37,500 shares subject to options.
(13)   Includes 44,070 shares subject to options.
(14)   Includes 38,625 shares subject to options.
(15)   Includes 364,014 shares subject to options.
------------------------

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

April 29, 1997
                                 QUEST MEDICAL, INC.



                                 By: /s/F. Robert Merrill III
                                    ----------------------------------------
                                    F. Robert Merrill III
                                    Senior Vice President -- Finance
                                    Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)