Form 10-Q
period 1997-03-31
QUEST MEDICAL INC
filed 1997-05-14
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ---                   SECURITIES EXCHANGE ACT 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ---                   SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

                         COMMISSION FILE NUMBER 0-10521


                              QUEST MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 TEXAS                                  75-1646002
    -------------------------------                 -------------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
             ---------------------------------------------------
             (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X          NO
   ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                          NUMBER OF SHARES OUTSTANDING AT
    TITLE OF EACH CLASS                           APRIL 25, 1997
-----------------------------             --------------------------------
COMMON STOCK, $.05 PAR VALUE                         8,355,938

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                         2

  ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets
                  March 31, 1997 and December 31, 1996                               3-4


               Condensed Consolidated Statements of Operations
                  For the Three Months Ended
                  March 31, 1997 and 1996                                              5


               Condensed Consolidated Statements of Cash Flows
                 For the Three Months Ended
                 March 31, 1997 and 1996                                               6


              Condensed Consolidated Statements of Stockholders' Equity
                 For the Year Ended December 31, 1996
                 and the Three Months Ended March 31, 1997                              7


              Notes to Condensed Consolidated
                 Financial Statements                                                 8-11

  ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                          12-17

PART II. OTHER INFORMATION                                                              18

  ITEM 6.     Exhibits and Reports on
                Form 8-K                                                                18

SIGNATURES                                                                              19

                                     PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                        MARCH 31,
                                                          1997      DECEMBER 31,
ASSETS                                                 (UNAUDITED)      1996
------                                                 -----------   -----------
Current assets:
  Cash and cash equivalents                            $   530,705   $   696,196
  Marketable securities                                    954,161     1,366,089
  Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $174,337 in 1997 and $174,337
      in 1996                                            4,430,334     4,829,827
    Net investment in sales-type leases                    173,473       176,875
    Interest and other                                     135,484       134,162
                                                       -----------  ------------
          Total receivables                              4,739,291     5,140,864
                                                       -----------  ------------
Inventories:
  Raw materials                                          3,611,702     3,931,282
  Work-in-process                                        1,663,474     1,400,712
  Finished goods                                         3,046,562     3,032,600
                                                       -----------  ------------
          Total inventories                              8,321,738     8,364,594
                                                       -----------  ------------
  Deferred income taxes                                    213,246       317,276
  Prepaid expenses and other current assets                540,062       668,808
                                                       -----------  ------------
          Total current assets                          15,299,203    16,553,827
                                                       -----------  ------------
Property, plant and equipment:
  Land                                                   1,930,289     1,930,289
  Building and improvements                              5,317,282     5,296,125
  Furniture and fixtures                                 3,831,031     3,827,738
  Machinery and equipment                                5,066,349     4,962,846
                                                       -----------  ------------
                                                        16,144,951    16,016,998
  Less accumulated depreciation and
    amortization                                         5,157,817     4,832,468
                                                       -----------  ------------
          Net property, plant and equipment             10,987,134    11,184,530
                                                       -----------  ------------
Cost in excess of net assets acquired, net of
  accumulated amortization of $956,261 in 1997
   and $817,784 in 1996                                 10,868,610    10,931,849
Patents, net of accumulated amortization of
  $1,404,840 in 1997 and $1,311,556 in 1996              3,970,559     4,063,843
Purchased technology from acquisitions, net of
  accumulated amortization of $810,080 in 1997
  and $730,775 in 1996                                   3,887,920     3,967,225
Tradenames, net of accumulated amortization
  of $250,000 in 1997 and $218,750 in 1996               2,250,000     2,281,250
Other assets                                                 9,931         9,931
                                                       -----------  ------------
                                                       $47,273,357   $48,992,455
                                                       ===========   ===========

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                       MARCH 31,
                                                         1997       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  (UNAUDITED)      1996
------------------------------------                 ------------   -----------
Current liabilities:
  Accounts payable                                    $ 1,265,047   $ 2,269,269
  Short-term notes payable and current maturities
    of long-term notes payable                          9,234,416     2,084,122
  Accrued salary and employee benefit costs             1,028,723       924,309
  Other accrued expenses                                  216,768       188,605
                                                     ------------   -----------
    Total current liabilities                          11,744,954     5,466,305
                                                     ------------   -----------
Notes payable                                           3,769,122    11,912,036
Deferred income taxes                                     587,339       620,631

Commitments and contingencies

Stockholders' equity:
  Common stock of $.05 par value.  Authorized
    25,000,000 shares; issued 8,355,938 shares
    in 1997 and 8,338,510 in 1996                         417,797       416,926
  Additional paid-in capital                           38,755,572    38,699,517
  Retained earnings (deficit)                          (7,897,716)   (7,992,082)
  Unrealized loss on marketable securities net of
    tax benefit of $53,427 in 1997 and
    $67,423 in 1996                                      (103,711)     (130,878)
                                                     ------------   -----------
    Total stockholders' equity                         31,171,942    30,993,483

                                                      $47,273,357   $48,992,455
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
                                                        1997            1996
                                                   --------------  --------------
Net revenue                                        $    6,669,133  $    6,149,126
Cost of revenue                                         2,806,803       2,652,150
                                                   --------------  --------------
        Gross profit                                    3,862,330       3,496,976
                                                   --------------  --------------
Operating expenses:
  Research and development                                604,851         896,343
  Marketing                                             1,659,069       1,411,993
  General and administrative                            1,186,016       1,163,844
                                                   --------------  --------------
                                                        3,449,936       3,472,180
                                                   --------------  --------------
        Earnings from operations                          412,394          24,796
                                                   --------------  --------------
Other income (expenses):
  Interest expense                                       (237,978)       (178,080)
  Interest and other income                                12,704          66,835
  Gain (loss) on sale of assets and
    marketable securities                                 (36,011)         10,224
                                                   --------------  --------------
                                                         (261,285)       (101,021)
                                                   --------------  --------------
        Earnings (loss) before income taxes               151,109         (76,225)

Income taxes                                               56,743          18,347
                                                   --------------  --------------
          Net earnings (loss)                      $       94,366  $      (94,572)
                                                   ==============  ==============
Net earnings (loss) per common and
   common equivalent share                         $          .01  $         (.01)
                                                   ==============  ==============
Weighted average number of common and
   common equivalent shares                             8,753,639       8,185,710


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                    1997         1996
                                                                 ----------   ----------
Cash flows from operating activities:
 Net earnings (loss)                                             $   94,366   $  (94,572)
                                                                  ---------     --------
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                   674,408      532,882
    Loss (gain) on sale of assets and marketable
     securities                                                      36,011      (10,724)
    Deferred income taxes                                            56,743      (33,291)
    Changes in assets and liabilities:
       Receivables                                                  326,337      271,032
       Inventories                                                   37,672     (418,868)
       Prepaid expenses and other assets                            128,746      (86,151)
       Accounts payable                                          (1,004,222)     623,080
       Accrued expenses                                             132,575     (138,781)
                                                                 ----------   ----------
         Total adjustments                                          388,270      739,179
                                                                 ----------   ----------
         Net cash provided by operating activities                  482,636      644,607
                                                                 ----------   ----------
Cash flows from investing activities:
 Purchases of marketable securities                                (199,410)    (742,527)
 Proceeds from sales of marketable securities                       614,929      322,081
 Additions to property, plant and equipment                        (127,953)    (413,011)
 Net proceeds from sale of assets                                        --          500
                                                                 ----------   ----------
         Net cash provided by (used in) investing activities        287,566     (832,957)
                                                                 ----------   ----------
Cash flows from financing activities:
 Exercise of stock options                                           56,926      218,279
 Proceeds from short-term obligations                               293,673      277,056
 Payment of short-term obligations                               (1,106,691)          --
 Payment of long-term debt                                         (179,601)     (36,526)
                                                                 ----------   ----------
         Net cash provided by (used in) financing activities       (935,693)     458,809
                                                                 ----------   ----------
 Net increase (decrease) in cash and cash equivalents              (165,491)     270,459

 Cash and cash equivalents at beginning of year                     696,196    1,325,630
                                                                 ----------   ----------
Cash and cash equivalents at March 31                            $  530,705   $1,596,089
                                                                  =========    =========
Supplemental cash flow information is presented below:
Income taxes paid                                                $       --   $       --
                                                                 ==========   ==========
Interest paid                                                    $  229,635   $  161,263
                                                                 ==========   ==========
See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                             Unrealized
                                                                               Retained       loss on                     Total
                                          Common Stock         Additional      earnings      marketable   Treasury    stockholders'
                                        Shares     Amount    paid-in capital   (deficit)     securities    stock         equity
                                       ---------  ---------  --------------   ------------   ----------   --------    -------------
Balance at December 31, 1995           8,147,349    407,367      38,253,670     (7,579,925)    (211,062)        --     30,870,050
  Shares issued upon exercise
   of stock options                      159,178      7,959         479,207             --           --         --        487,166
  Adjustment to unrealized losses
    on marketable securities                  --         --              --             --       80,184         --         80,184
  Issuance of 31,983 new common
    shares for employee bonuses and
    cancellation of a stock option        31,983      1,600          69,786             --           --         --         71,386
  Redemption of rights plan dividend          --         --        (103,146)            --           --         --       (103,146)
  Net loss                                    --         --              --       (412,157)          --         --       (412,157)
                                       ---------  ---------  --------------   ------------   ----------   --------    -----------
Balance at December 31, 1996           8,338,510    416,926      38,699,517     (7,992,082)    (130,878)        --     30,993,483
  Shares issued upon exercise
   of stock options                       17,428        871          56,055             --           --         --         56,926
  Adjustment to unrealized losses
   on marketable securities                   --         --              --             --       27,167         --         27,167
  Net earnings                                --         --              --         94,366           --         --         94,366
                                       ---------  ---------  --------------   ------------   ----------   --------    -----------
Balance at March 31, 1997              8,355,938  $ 417,797  $   38,755,572   $ (7,897,716)  $ (103,711)        --    $31,171,942
                                       =========  =========  ==============   ============   ==========   ========    ===========

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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K. The results of operations for periods ended March 31 are not necessarily indicative of operations for the full year.

      The consolidated financial statements include the accounts of Quest Medical, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3)   MARKETABLE SECURITIES

      The following is a summary of available-for-sale securities at March 31, 1997:


                                            GROSS       GROSS
                                          UNREALIZED  UNREALIZED  ESTIMATED
                                 COST       GAINS       LOSSES    FAIR VALUE
                              ----------  ----------  ----------  ----------
Investment grade preferred
  securities                  $  307,596  $        -  $   48,056  $  259,540
Publicly traded limited
  partnerships                   263,004           -      42,845     220,159
Real estate investment
  trusts                         159,445       2,416       9,188     152,673
Other                            381,255          13      59,479     321,789
                              ----------  ----------  ----------  ----------
                              $1,111,300  $    2,429  $  159,568  $  954,161
                              ==========  ==========  ==========  ==========

      At March 31, 1997, no individual security represented more than 30 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 1997.

(4)   CURRENT AND LONG-TERM NOTES PAYABLE

      On March 3, 1997, the Company amended its $5 million working capital line of credit. Under the amended agreement, the working capital line of credit was increased to $5,650,000 and a $350,000 term loan facility was added. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Allen facility described below. The Company is subject to certain covenants related to the loan agreement including the maintenance of a minimum fixed charge ratio, a maximum total liabilities to tangible net worth ratio, and a maximum margin ratio (as defined). Under the amended agreement, the Company is prohibited from paying cash dividends. Under the working capital line of credit, the Company is required to make monthly payments of $90,000 with interest payable quarterly. Under the term loan, no principal payments are due until maturity and interest is payable quarterly. These facilities will expire on January 31, 1998. On March 3, 1997, the company increased its borrowings under the working capital line of credit by $1,100,000 and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the February 6, 1997 Settlement discussed below. At March 31, 1997, the Company had advances in the amount of $5,560,000 outstanding under its working capital line with a weighted average interest rate of 8.42 percent. At March 31, 1997, the Company had advances in the amount of $350,000 under the term loan facility with a weighted average interest rate of 7.96 percent.

      On February 21, 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. The promissory note bears interest at the

                                       9                            (Continued)

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

      At December 31, 1996, the Company had a short-term, noninterest-bearing note payable in the amount of $972,197 due in connection with certain purchase price adjustments (primarily tax refunds and tax credits) awarded through an arbitration to the former owner of Neuromed, Inc. (a company acquired in March 1995). The note was paid during January 1997 from cash reserves. In addition, on February 6, 1997, the Company reached a Settlement (the "Settlement") on all outstanding issues with the former owner of Neuromed relating to the Neuromed acquisition. Under the Settlement, the Company agreed to pay $4.5 million in settlement of the earn-out provisions of the purchase agreement and the purchase of certain patent rights. Of the Settlement, $3.5 million was paid in the form of an interest-bearing note at 10.25 percent per annum from February 6, 1997 which was due and payable on March 3, 1997. The Company paid such note on March 3, 1997, utilizing proceeds from the bank debt and shareholder debt described above. In addition, the Company issued the former owner a promissory note in the amount of $1,000,000. The promissory note bears interest at the rate of 10 percent per annum with interest payable monthly and a principal payment of $1,000,000 due and payable on February 6, 1998. The loan is subordinated to the bank debt described above and is collateralized with a second lien that is pari passu with the shareholder's lien.

      At March 31, 1997, the Company had a 7.75 percent note payable for $159,179. This note was collateralized by certain of the Company's marketable security investments, held by an investment company, which had a carrying value of $516,875. Borrowings under this note are restricted to 50 percent of the market value of the Company's marketable securities held by the investment company. At March 31, 1997, the amount available for additional borrowing under this note was $99,259.

      The Company also has two agreements for long-term financing of its principal office and manufacturing facility in the amounts of $2,911,916 and $1,355,071 at March 31, 1997.

           Scheduled payments of current and long-term notes payable are as follows:

                      1997 (April-December) ................... $1,091,502
                      1998 .................................... $8,278,566
                      1999 .................................... $  192,082
                      2000 .................................... $  208,336
                      2001 .................................... $  225,824
                      Thereafter .............................. $3,007,228
                                                                ==========

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

(6)   INCOME TAXES

      The Company recorded income tax expense during the three months ended March 31, 1997, of $56,743, an effective tax rate of 37.6 percent. The Company's expense for amortization costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the three months ended March 31, 1996, the Company recorded income tax expense of $18,347, despite incurring a loss before income taxes of $76,225, as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

(7)   NEW ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact primary earnings
      (loss) per share for the quarters ended March 31, 1997 or March 31, 199. The impact of Statement 128 on the calculation of fully diluted earnings
      (loss) per share for these quarters is not expected to be material.

(8)   RECENT EVENTS

      On March 10, 1997, the Company announced that the Company's Board of Directors had engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues. Net revenue of $6.67 million for the three months ended March 31, 1997 was $520,000, or 8.5 percent above the level for the comparable 1996 period of $6.15 million. This increase was primarily the result of higher unit sales volume at the Company's Advanced Neuromodulation Systems ("ANS") subsidiary, formerly Neuromed, which was acquired on March 31, 1995 and provides electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. During the first quarter of 1996, management announced plans to build the infrastructure and improve the current products of ANS to transform ANS into an industry leader and compete effectively in the SCS market. During 1996 and into the first quarter of 1997, the Company dedicated significant engineering and marketing resources in these efforts. Management believes these measures account for the increase in net revenue of ANS products for the three months ended March 31, 1997 to $3.14 million, an increase of $700,000, or 28.3 percent, over the comparable 1996 period.

During the third quarter of 1996, the Company completed clinical validation of the MPS system for cardioplegia delivery and began commercial shipments during September 1996. Revenue from the MPS system and related disposable products since that time have not met management's expectations. Clinical use of the MPS since its introduction has validated that the MPS provides simpler, more flexible and cost-effective management of myocardial protection. As a consequence of the current hospital consolidation trend, coupled with the intense pressure hospitals are under to minimize capital expenditures, however, hospitals have been reluctant to make timely purchase decisions on new capital equipment. Therefore, to accelerate adoption of MPS and shorten the selling process, in March 1997, the Company began to offer MPS on a one-year rental basis and on a lease/purchase basis. This strategy will not generate the level of short-term revenues that sales would because the rental approach does not qualify as a sale. In management's opinion, however, this strategy is more likely to accelerate placement of MPS systems and generate related disposable revenue. The Company believes that once a surgeon uses MPS, it will be very difficult to return to old, make-shift systems. There can be no assurance, or course, that the Company's rental strategy will accelerate placement of MPS systems.

Net revenue from sales of the Company's other cardiovascular products, pressure monitoring kits used in labor and delivery, and specialized fluid delivery tubing sets, decreased from $3.70 million during the three months ended March 31, 1996 to $3.38 million for the same period during 1997, primarily due to lower unit sales volume from the Company's specialized intravenous fluid delivery tubing sets and pressure monitoring kits.

Gross Profit. Gross profit of $3.86 million for the three months ended March 31, 1997, was $365,000, or 10.4 percent above the level for the comparable 1996 period. As a percentage of net revenue, gross profit increased during the three months ended March 31, 1997 to 57.9 percent as compared to 56.9 percent for the comparable 1996 period. This increase in gross profit and gross profit margin was attributable to the increased revenue generated by ANS, since ANS products contribute higher gross profit margins than the Company's other product lines.

Operating Expenses. Research and development expense decreased to $605,000 during the three months ended March 31, 1997, compared to $896,000 for the same period a year ago, and decreased as a percentage of net revenue from 14.6 percent in 1996 to 9.1 percent in 1997. This decrease in expense during 1997 compared to 1996 was the result of a reduction in salary and contract labor expense from staffing reductions due to the completion of the development of the MPS system. Management expects research and development expenditures to approximate $2.2 million for the remainder of 1997 and expects about half of such expenditures to be directed to refining current ANS products and developing next generation ANS products for market introduction during 1998. The other half of expenditures for the remainder of 1997 will be directed to continued developments in the MPS system. Management expects that most of its research and development activities during 1997 will continue to be financed through internally generated funds.

Marketing, general and administrative expenses as a percentage of net revenue increased to 42.7 percent for the three months ended March 31, 1997, compared to 41.9 percent for the comparable period during 1996, and the dollar amount increased by $269,000. The largest increase occurred in marketing expense with expenditures in 1997 increasing by $247,000 over the comparable period a year ago, and as a percentage of net revenue, increased to 24.9 percent in 1997 compared to 23.0 percent in 1996. Of such increase, $209,000 was additional marketing expense of ANS related to additional salary, benefit, commission, and consulting expense. During the first quarter of 1997, the Company continued implementing ANS training, customer support, and sales and marketing materials and videos. The Company has also reestablished relationships with key implanters who had discontinued using the ANS products prior to the Company's acquisition during March 1995. The remainder of the increase in marketing expense of $62,000 in 1997 compared to 1996 was primarily the result of additional promotional expense and convention expense directed toward sales efforts of the MPS system. Currently, the Company has five direct salespersons marketing the MPS system and does not anticipate adding additional salespersons during the remainder of 1997. In early 1997, the Company decided to offer MPS on a one-year rental basis and on a lease/purchase basis to accelerate the adoption of MPS and shorten the selling process. If this strategy is successful, management would reevaluate adding salespersons during 1997, as circumstances warrant. Management expects to continue to focus its efforts for MPS during the remainder of 1997 on the U.S. and Canadian markets, and does not plan market introduction of the MPS internationally until fiscal 1998.

General and administrative expense as a percentage of net revenue decreased to
17.8 percent during the three months ended March 31, 1997 compared to 18.9 percent for the same period during 1996, while the dollar amount increased by $22,000. This slight increase in expense during 1997 compared to 1996 was the result of higher amortization expense of ANS intangibles.

Earnings From Operations. Earnings from operations increased to $412,000 during the three months ended March 31, 1997 compared to $25,000 for the comparable 1996 period. This increase during 1997 compared to 1996 was the result of the $365,000 increase in gross profit discussed above and an overall decrease of $22,000 in operating expenses.

Other Expense. Other expense increased to $261,000 during the three months ended March 31, 1997, compared to $101,000 for the comparable 1996 period as a result of three factors. First, interest expense increased by $60,000 during 1997 compared to 1996. During the first quarter of 1997, the Company incurred additional indebtedness of $4.45 million which was utilized to pay contingent earn-out consideration and purchase certain patent rights from Neuromed's former owner. See Note 4 of the Notes to Condensed Consolidated Financial Statements. In addition, higher overall interest rates on borrowed money also contributed to the increase in interest expense during 1997 compared to 1996. Second, interest income decreased $54,000 during 1997, compared to 1996, reflecting lower funds available for investment. Finally, the Company incurred a net loss of $36,000 during the three months ended March 31, 1997 from the sale of certain marketable security investments compared to net gains on the sale of certain marketable security investments during the same period in 1996 of $10,000.

Income Taxes. The Company recorded income tax expense during the three months ended March 31, 1997, of $57,000, an effective rate of 37.6 percent. The Company's expense for amortization costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the three months ended March 31, 1996, the Company recorded income tax expense of $18,000, despite incurring a loss before income taxes of $76,000, as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

Net Earnings (Loss). Net earnings increased to $94,000 during the three months ended March 31, 1997 compared to a net loss of $95,000 during the same period a year earlier. This increase during 1997 compared to 1996 was the result of the increase in earnings from operations discussed above.

LIQUIDITY AND FINANCIAL POSITION

The Company's working capital decreased from $11.1 million at year-end 1996 to $3.55 million at March 31, 1997, principally due to a reclassification of notes payable from long-term to short-term. The ratio of current assets to current liabilities was 1.3:1 at March 31, 1997, compared to 3.0:1 at December 31, 1996.

Inventories decreased slightly to $8.32 million at March 31, 1997, compared to the December 31, 1996 level of $8.36 million. The Company anticipates a decrease in its investment in inventories of approximately $1.0 million by year-end 1997 from the year-end 1996 level.

During the three months ended March 31, 1997, the Company invested $128,000 in capital expenditures for additional manufacturing tooling and equipment. The Company expects to incur approximately $1.3 million of additional capital expenditures during the remainder of fiscal 1997, principally for manufacturing tooling and equipment for the Company's current ANS SCS products and next generation neuromodulation products.

In connection with the Neuromed acquisition in March 1995, the Company agreed to pay contingent earn-out consideration in January 1996 and January 1997, depending on Neuromed's attainment of certain sales objectives. At year-end 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company withheld payment of the $1.5 million obligation pending arbitration of certain disputes between the Company and Neuromed's former owner. In October 1996, the sales objectives for the 1996 earn-out were reached and the Company recorded a note payable in the amount of $3.37 million which was due and payable in January 1997. The Company similarly withheld payment of this note pending arbitration. In addition, the Company had a short-term note payable to the former owner of Neuromed at December 31, 1996, in the amount of $972,000 due in January 1997, related to certain purchase price adjustments (principally tax refunds and future tax credits) awarded through an arbitration. The Company paid the $972,000 obligation during January 1997 utilizing a portion of its cash reserves. On February 6, 1997, the Company and the former owner of Neuromed reached a settlement (the "Settlement") of all issues between them. Under terms of the Settlement, the Company agreed to pay $3.0 million in cash on March 3, 1997, to purchase certain patent rights from Neuromed's former owner and $500,000 in cash and $1.0 million in a promissory note payable on February 6, 1998, for full settlement of the contingent earn-out considerations. The promissory note bears interest at the rate of 10 percent per annum with interest due and payable monthly. On March 3, 1997, the Company made payment of the $3.5 million in cash pursuant to the Settlement with borrowed funds discussed below. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On February 21, 1997, the Company borrowed $2.0 million from a shareholder pursuant to a promissory note. The promissory note is due and payable on February 21, 1998, and bears interest at the rate of 6 percent per annum. In addition, the Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. The Company utilized proceeds from the loan to pay a portion of the Settlement discussed above. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On March 3, 1997, the Company amended its $5.0 million working capital line of credit and $15 million acquisition line of credit with NationsBank of Texas, N.A. Under the third amended agreement, the working capital line of credit was increased to $5.65 million and a $350,000 term loan facility replaced the acquisition line of credit. Both facilities expire on January 31, 1998. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan facility bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Company's facility in Allen, Texas. Under the working capital line, the Company is required to make monthly principal payments of $90,000, with interest payable quarterly. Under the term loan facility, no principal payments are due until maturity and interest is payable quarterly. On March 3, 1997, the Company increased its borrowings under the working capital line of credit by $1.1 million and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the Settlement described above. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

CASH FLOWS

Net cash provided by operating activities decreased to $483,000 during the three months ended March 31, 1997, from $645,000 for the same period a year ago primarily due to a reduction in the level of accounts payable by $1,004,000 in the 1997 period.

Net cash provided by investing activities increased to $288,000 during the three months ended March 31, 1997, compared to a net use of cash during 1996 of $833,000. This increase resulted from two factors. First, the Company reduced its use of cash for capital expenditures from $413,000 during 1996 to $128,000 during 1997, a decrease of $285,000. Second, the Company during the 1997 period was a net seller of marketable securities which provided cash of $416,000 while in the 1996 period, the Company was a net purchaser of marketable securities which used cash of $420,000.

Net cash used in financing activities for the three months ended March 31, 1997, was $936,000 while financing activities during the same period in 1996 provided net cash of $459,000. This decrease was primarily due to the use of $1,286,000 in 1997 to reduce debt under short-term and long-term notes payable.

RECENT EVENTS

On March 10, 1997, the Company announced that the Company's Board of Directors had engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance.

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Other than historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to the Company's ability to develop, clinically validate, and gain market acceptance for new products, including the MPS system, new generation
ANS products, and other products; continued growth in ANS revenues;
accelerating the adoption of MPS systems and the related disposables utilizing one-year rental agreements; successfully developing the infrastructure at ANS to enable the Company to grow the business into a solid player in the SCS market; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

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

      (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                         QUEST MEDICAL, INC.



DATE:  MAY 13, 1997                      BY: /s/ F. ROBERT MERRILL III
                                             -----------------------------------
                                             F. ROBERT MERRILL III
                                             SENIOR VICE PRESIDENT FINANCE/CHIEF
                                             FINANCIAL OFFICER AND TREASURER

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  27                       Financial Data Schedule

