Form 10-Q
period 1997-06-30
QUEST MEDICAL INC
filed 1997-08-13
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                     SECURITIES EXCHANGE ACT 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---                     SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

                         COMMISSION FILE NUMBER 0-10521

                              QUEST MEDICAL, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                TEXAS                                      75-1646002
---------------------------------------      ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
               -------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (972) 390-9800
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               NUMBER OF SHARES OUTSTANDING AT
             TITLE OF EACH CLASS                                        JULY 25, 1997
----------------------------------------------                 -------------------------------
        COMMON STOCK, $.05 PAR VALUE                                      8,424,157

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                                      2

       ITEM 1.     Financial Statements

                        Condensed Consolidated Balance Sheets
                            June 30, 1997 and December 31, 1996                        3-4


                        Condensed Consolidated Statements of Operations
                            For the Three Months and Six Months Ended
                            June 30, 1997 and 1996                                       5


                        Condensed Consolidated Statements of Cash Flows
                            For the Six Months Ended
                            June 30, 1997 and 1996                                       6


                        Condensed Consolidated Statements of Stockholders' Equity
                            For the Year Ended December 31, 1996
                            and the Six Months Ended June 30, 1997                       7


                        Notes to Condensed Consolidated
                            Financial Statements                                      8-11

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                      12-18

PART II.      OTHER INFORMATION                                                         19

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                           19

SIGNATURES                                                                              20

                                    PART I


                             FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                                  JUNE 30,                  DECEMBER 31,
                                                                                    1997                        1996
ASSETS                                                                           (UNAUDITED)
                                                                                --------------             --------------
Current assets:
   Cash and cash equivalents                                                    $      142,725             $      696,196
   Restricted certificate of deposit                                                   350,000                         --
   Marketable securities                                                               998,287                  1,366,089
   Receivables:
     Trade accounts, less allowance for doubtful accounts of $174,337 in
        1997 and $174,337 in 1996                                                    4,512,171                  4,829,827
     Net investment in sales-type leases                                               226,343                    176,875
     Interest and other                                                                200,494                    134,162
                                                                                --------------             --------------

         Total receivables                                                           4,939,008                  5,140,864
                                                                                --------------             --------------

   Inventories:
     Raw materials                                                                   2,809,524                  3,931,282
     Work-in-process                                                                 1,454,549                  1,400,712
     Finished goods                                                                  2,887,196                  3,032,600
                                                                                --------------             --------------

         Total inventories                                                           7,151,269                  8,364,594
                                                                                --------------             --------------

   Deferred income taxes                                                               180,276                    317,276
   Prepaid expenses and other current assets                                           442,246                    668,808
                                                                                --------------             --------------

         Total current assets                                                       14,203,811                 16,553,827
                                                                                --------------             --------------

Property, plant and equipment:
   Land                                                                              1,930,289                  1,930,289
   Building and improvements                                                         5,317,282                  5,296,125
   Furniture and fixtures                                                            3,865,582                  3,827,738
   Machinery and equipment                                                           5,394,506                  4,962,846
   Cardioplegia equipment rented to customers                                          609,109                         --
                                                                                --------------             --------------
                                                                                    17,116,768                 16,016,998

   Less accumulated depreciation and
      amortization                                                                   5,486,415                  4,832,468
                                                                                --------------             --------------

         Net property, plant and equipment                                          11,630,353                 11,184,530
                                                                                --------------             --------------

Cost in excess of net assets acquired, net of
    accumulated amortization of $1,106,095 in 1997
     and $817,784 in 1996                                                           10,718,776                 10,931,849
Patents, net of accumulated amortization of
    $1,497,915 in 1997 and $1,311,556 in 1996                                        3,877,484                  4,063,843
Purchased technology from acquisitions, net of
    accumulated amortization of $889,384 in 1997
    and $730,775 in 1996                                                             3,808,616                  3,967,225
Tradenames, net of accumulated amortization
    of $281,250 in 1997 and $218,750 in 1996                                         2,218,750                  2,281,250
Other assets                                                                             9,931                      9,931
                                                                                --------------             --------------
                                                                                $   46,467,721             $   48,992,455
                                                                                ==============             ==============

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996





                                                                                 JUNE 30,                DECEMBER 31,
                                                                                   1997                      1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (UNAUDITED)
                                                                               --------------            --------------
Current liabilities:
   Accounts payable                                                            $      929,393            $    2,269,269
   Short-term notes payable and current maturities
      of long-term notes payable                                                    8,915,873                 2,084,122
   Accrued salary and employee benefit costs                                          718,591                   924,309
   Other accrued expenses                                                             194,716                   188,605
                                                                               --------------            --------------

         Total current liabilities                                                 10,758,573                 5,466,305
                                                                               --------------            --------------

Notes payable                                                                       3,725,326                11,912,036
Deferred income taxes                                                                 554,048                   620,631

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value.  Authorized
       25,000,000 shares; issued 8,415,155 shares
       in 1997 and 8,338,510 in 1996                                                  420,758                   416,926
   Additional paid-in capital                                                      39,016,164                38,699,517
   Retained earnings (deficit)                                                     (7,932,464)               (7,992,082)
   Unrealized loss on marketable securities net of
       tax benefit of $38,474 in 1997 and $67,423 in 1996                             (74,684)                 (130,878)
                                                                               --------------            --------------

         Total stockholders' equity                                                31,429,774                30,993,483


                                                                               --------------            --------------

                                                                               $   46,467,721            $   48,992,455
                                                                               ==============            ==============


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30                            JUNE 30
                                                 ------------------------------      ------------------------------
                                                     1997             1996              1997               1996
                                                 ------------      ------------      ------------      ------------
Net revenue                                      $  7,141,719      $  6,669,619      $ 13,810,852      $ 12,818,745
Cost of revenue                                     3,383,775         2,737,704         6,190,578         5,389,854
                                                 ------------      ------------      ------------      ------------

         Gross profit                               3,757,944         3,931,915         7,620,274         7,428,891
                                                 ------------      ------------      ------------      ------------

Operating expenses:
   Research and development                           527,623           872,845         1,132,474         1,769,188
   Marketing                                        1,836,678         1,649,590         3,495,747         3,061,583
   General and administrative                       1,209,422         1,191,502         2,395,438         2,355,346
                                                 ------------      ------------      ------------      ------------
                                                    3,573,723         3,713,937         7,023,659         7,186,117
                                                 ------------      ------------      ------------      ------------

         Earnings from operations                     184,221           217,978           596,615           242,774
                                                 ------------      ------------      ------------      ------------

Other income (expenses):
   Interest expense                                  (278,033)         (195,008)         (516,011)         (373,088)
   Interest and other income                           32,258            47,400            44,962           114,235
   Gain (loss) on sale of assets and
     marketable securities                             11,532            52,305           (24,479)           62,529
                                                 ------------      ------------      ------------      ------------
                                                     (234,243)          (95,303)         (495,528)         (196,324)
                                                 ------------      ------------      ------------      ------------

         Earnings (loss) before income taxes          (50,022)          122,675           101,087            46,450

Income taxes                                          (15,274)            8,352            41,469            26,699
                                                 ------------      ------------      ------------      ------------

         Net earnings (loss)                     $    (34,748)     $    114,323      $     59,618      $     19,751
                                                 ============      ============      ============      ============

Net earnings (loss) per common and
    common equivalent share                      $         --      $        .01      $        .01      $         --
                                                 ============      ============      ============      ============

Weighted average number of common and
    common equivalent shares                        8,371,000         8,910,712         8,562,320         8,548,211

      See accompanying notes to condensed consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                                     ----------------------------
                                                                         1997             1996
                                                                     -----------      -----------
Cash flows from operating activities:
   Net earnings                                                      $    59,618      $    19,751
                                                                     -----------      -----------
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                                  1,352,489        1,066,932
        Loss (gain) on sale of assets and marketable
          securities                                                      24,479          (62,529)
        Increase in inventory reserve                                    507,107            6,600
        Deferred income taxes                                             41,468          (66,582)
        Changes in assets and liabilities:
           Receivables                                                   126,620         (321,654)
           Inventories                                                   703,454         (824,643)
           Prepaid expenses and other assets                             226,562           27,548
           Accounts payable                                           (1,339,876)         (37,235)
           Accrued expenses                                             (199,609)        (746,907)
                                                                     -----------      -----------
             Total adjustments                                         1,442,694         (958,470)
                                                                     -----------      -----------
             Net cash provided by (used in) operating activities       1,502,312         (938,719)
                                                                     -----------      -----------

Cash flows from investing activities:
  Purchases of marketable securities                                    (717,563)      (1,138,272)
  Proceeds from sales of marketable securities                           791,681        1,571,679
  Additions to property, plant and equipment                          (1,099,770)      (1,040,179)
  Net proceeds from sale of assets                                         4,348            1,805
                                                                     -----------      -----------
             Net cash used in investing activities                    (1,021,304)        (604,967)
                                                                     -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                                              320,479          395,730
  Proceeds from short-term obligations                                   461,221          328,881
  Payment of short-term obligations                                   (1,108,311)         (94,828)
  Payment of long-term debt                                             (707,869)         (73,799)
                                                                     -----------      -----------
             Net cash provided by (used in) financing activities      (1,034,480)         555,984
                                                                     -----------      -----------
  Net increase (decrease) in cash and cash equivalents                  (553,472)        (987,702)
                                                                     -----------      -----------

Cash and cash equivalents at beginning of year                           696,197        1,325,630
                                                                     -----------      -----------
Cash and cash equivalents at June 30                                 $   142,725      $   337,928
                                                                     ===========      ===========

Supplemental cash flow information is presented below:

Income taxes paid                                                    $        --      $        --
                                                                     ===========      ===========

Interest paid                                                        $   470,314      $   330,067
                                                                     ===========      ===========


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                      Unrealized
                                           Common Stock             Additional        Retained         Loss on           Total
                                    ----------------------------      Paid-In         Earnings        Marketable       Stockholders'
                                       Shares           Amount        Capital         (Deficit)       Securities         Equity
                                    ----------------------------    ------------     ------------     ------------     ------------
Balance at December 31, 1995           8,147,349    $    407,367    $ 38,253,670     $ (7,579,925)    $   (211,062)    $ 30,870,050
   Shares issued upon exercise
      of stock options                   159,178           7,959         479,207               --               --          487,166
   Adjustment to unrealized losses
      on marketable securities                --              --              --               --           80,184           80,184
   Issuance of 31,983 new common
      shares for employee bonuses
      and cancellation of a stock
      option                              31,983           1,600          69,786               --               --           71,386
   Redemption of rights plan
      dividend                                --              --        (103,146)              --               --         (103,146)
   Net loss                                   --              --              --         (412,157)              --         (412,157)
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance at December 31, 1996           8,338,510         416,926      38,699,517       (7,992,082)        (130,878)      30,993,483
   Shares issued upon exercise
      of stock options                    76,645           3,832         316,647               --               --          320,479
   Adjustment to unrealized losses
      on marketable securities                --              --              --               --           56,194           56,194
   Net earnings                               --              --              --           59,618               --           59,618
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance at June 30, 1997               8,415,155    $    420,758    $ 39,016,164     $ (7,932,464)    $    (74,684)    $ 31,429,774
                                    ============    ============    ============     ============     ============     ============

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

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at June 30, 1997:

                                                           GROSS            GROSS
                                                         UNREALIZED       UNREALIZED        ESTIMATED
                                         COST              GAINS            LOSSES          FAIR VALUE
                                     --------------     -----------      ------------    ---------------
Investment grade preferred
  securities                         $      307,596     $       127      $     40,596     $      267,127
Publicly traded limited
  partnerships                              263,004               -            34,946            228,058
Real estate investment
  trusts                                    159,594           3,080             3,788            158,886
Other                                       381,251           3,463            40,498            344,216
                                     --------------     -----------      ------------    ---------------
                                     $    1,111,445     $     6,670      $    119,828     $      998,287
                                     ==============     ===========      ============     ==============

         At June 30, 1997, no individual security represented more than 30 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 1997.

(4)      CURRENT AND LONG-TERM NOTES PAYABLE

         On March 3, 1997, the Company amended its $5 million working capital line of credit. Under the amended agreement, the working capital line of credit was increased to $5,650,000 and a $350,000 term loan facility was added. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Allen facility described below. The Company is subject to certain covenants related to the loan agreement including the maintenance of a minimum fixed charge ratio, a maximum total liabilities to tangible net worth ratio, and a maximum margin ratio (as defined). Under the amended agreement, the Company is prohibited from paying cash dividends. Under the working capital line of credit, the Company is required to make monthly payments of $90,000 with interest payable quarterly. Under the term loan, no principal payments are due until maturity and interest is payable quarterly. These facilities will expire on January 31, 1998. On March 3, 1997, the company increased its borrowings under the working capital line of credit by $1,100,000 and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the February 6, 1997 Settlement discussed below. At June 30, 1997, the Company had advances in the amount of $5,250,000 outstanding under its working capital line with a weighted average interest rate of 8.44 percent. At June 30, 1997, the Company had advances in the amount of $350,000 under the term loan facility with a weighted average interest rate of 7.96 percent.

         On February 21, 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. The promissory note bears interest at the rate of 6 percent per annum. Under the terms of the promissory note, the Company is required to make

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         At June 30, 1997, the Company had a 8.75 percent note payable for $147,256. This note was collateralized by certain of the Company's marketable security investments, held by an investment company, which had a carrying value of $542,825. Borrowings under this note are restricted to 50 percent of the market value of the Company's marketable securities held by the investment company. At June 30, 1997, the amount available for additional borrowing under this note was $124,157.

         The Company also has two agreements for long-term financing of its principal office and manufacturing facility in the amounts of $2,900,327 and $993,616 at June 30, 1997.

         Scheduled payments of current and long-term notes payable are as follows:

     1997 (July-December).........................................  $      769,163
     1998.........................................................  $    8,238,566
     1999.........................................................  $      192,082
     2000.........................................................  $      208,336
     2001.........................................................  $      225,824
     Thereafter...................................................  $    3,007,228
                                                                    ==============

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

(6)      INCOME TAXES

         The Company recorded income tax expense during the six months ended June 30, 1997, of $41,469, an effective tax rate of 41.0 percent. The Company's expense for amortization costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the six months ended June 30, 1996, the Company recorded income tax expense of $26,699, an effective tax rate of 57.5 percent as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

(7)      NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact primary earnings (loss) per share for the three months and six months ended June 30, 1997 or the three months and six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings (loss) per share for these quarters is not expected to be material.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues. Net revenue of $7.14 million for the three months ended June 30, 1997, was $472,000, or 7.1 percent above the level for the comparable 1996 period of $6.67 million. For the six months ended June 30, 1997, net revenue of $13.81 million was $992,000, or 7.7 percent, above the comparable 1996 level of $12.82 million. This increase during both periods in 1997 compared to 1996 was primarily the result of higher unit sales volume at the Company's Advanced Neuromodulation Systems ("ANS") subsidiary, formerly Neuromed, which was acquired on March 31, 1995 and provides electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. During 1996 and into the first quarter of 1997, the Company dedicated significant engineering and marketing resources to build the infrastructure of ANS and improve the current products of ANS to transform ANS into an industry leader and compete effectively in the SCS market. Management believes these measures account for the increase in net revenue of ANS products to $3.46 million and $6.60 million for the three months and six months ended June 30, 1997, respectively, a 15 percent and 21 percent increase over the corresponding periods in 1996.

Since the commercial introduction of the MPS system for cardioplegia delivery during September 1996, revenue from the MPS system and related disposable products has not met management's expectations. Clinical use of the MPS since its introduction has validated that the MPS provides simpler, more flexible and cost-effective management of myocardial protection. As a consequence of the current hospital consolidation trend, coupled with the intense pressure hospitals are under to minimize capital expenditures, however, hospitals have been reluctant to make timely purchase decisions on new capital equipment. Therefore, to accelerate adoption of MPS and shorten the selling process, in March 1997, the Company began to offer MPS on a one-year rental basis and on a lease/purchase basis. While this strategy will not generate the level of short-term revenues that sales would, because the rental approach does not qualify as a sale, management believes this strategy is more likely to accelerate placement of MPS systems and generate related disposable revenue. The Company believes that once a surgeon changes the protocol using features of MPS, the surgeon will find it difficult to return to the old, make-shift system. Utilizing the rental approach, the Company was successful in placing seventeen MPS instruments during the second quarter of 1997, more than any previous quarter. As a result, sales of the related disposable increased from $74,000 during the first quarter of 1997 to $160,000 during the second quarter. While management believes that the rental strategy will continue to accelerate placements of the MPS system and therefore increase revenue of the related disposables, there can be no assurance that such rental strategy will accelerate placement of MPS systems.

Net revenue from sales of the Company's other cardiovascular products, pressure monitoring kits used in labor and delivery and specialized fluid delivery tubing sets decreased from $3.66 million during the three months ended June 30, 1996 to $3.53 million for the same period during 1997 primarily due to lower unit sales volume from the Company's specialized intravenous fluid delivery tubing sets. For the six months ended June 30, 1997, net revenue of the Company's other cardiovascular products, pressure monitoring kits and specialized fluid delivery tubing sets decreased to $6.95 million from $7.37 million during 1996 due to lower unit sales volume from the Company's specialized fluid delivery tubing sets and pressure monitoring kits.

Gross Profit. Gross profit of $3.76 million for the three months ended June 30, 1997 was $174,000 below the level for the comparable 1996 period of $3.93 million, and as a percentage of net revenue, gross profit decreased during the three months ended June 30, 1997 to 52.6 percent as compared to 59.0 percent for the comparable 1996 period. This decrease in gross profit and gross profit margin for the three months ended June 30, 1997 compared to 1996 was wholly attributable to an expense of $479,000 due to the write-off of ANS inventory of previous designs. During the past year, the Company has dedicated a significant amount of time and effort to improve the design and performance of ANS products. The U.S. market acceptance and performance of the current design of ANS products has been strong. During the second quarter of 1997, the Company received Australian and European approvals for the current design of ANS products. Due to the acceptance and superior performance of the current design of ANS products, management decided that inventories of previous designs should be written off. Excluding such expense, gross profit increased to $4.24 million during the second quarter of 1997 compared to the $3.93 million for the same period in 1996, and gross profit margin increased to 59.3 percent for the 1997 period compared to 59.0 percent in 1996. For the six months ended June 30, 1997, gross profit increased to $7.62 million compared to $7.43 million during 1996 although, as a percentage of net revenue, due to the ANS inventory write-off, gross profit decreased to 55.6 percent in 1997 from 58.0 percent during 1996. Excluding such expense, gross profit increased to $8.10 million during the six months ended June 30, 1997 compared to $7.43 million for the same period in 1996, and gross profit margin increased to 58.6 percent in 1997 compared to 58.0 percent during the 1996 period. ANS products contribute higher margins than the Company's other products accounting for this increase in gross margin.

Operating Expenses. Research and development expense decreased to $528,000 during the three months ended June 30, 1997, compared to $873,000 for the same period a year ago, and decreased as a percentage of net revenue from 13.1 percent in 1996 to 7.4 percent in 1997. For the six months ended June 30, 1997, research and development expense decreased to $1.13 million compared to $1.77 million for the same period a year ago, and decreased as a percentage of net revenue from 13.8 percent during 1996 to 8.2 percent in 1997. This decrease in expense during 1997 compared to 1996 was the result of a reduction in salary and contract labor expense due to the completion of MPS' development. Management expects research and development expenditures to approximate $1.5 million for the remainder of 1997 and expects about 60 percent of such expenditures to be directed to developing next generation ANS products. The remaining expenditures for the second half of 1997 will be directed to continued developments in the MPS system. Management expects that the Company will continue to finance its research and development activities during the remainder of 1997 through internally-generated funds.

Marketing expense, as a percentage of net revenue, increased to 25.7 percent for the three months ended June 30, 1997, compared to 24.7 percent for the comparable period during 1996, and the dollar amount increased by $187,000. Of such increase, $147,000 was attributable to additional ANS marketing, primarily for domestic and international training programs and to a lesser extent, additional salary, commission, and consulting expenses. The remainder of the increase in marketing expense of $40,000 during the second quarter of 1997 compared to the same period in 1996 was additional promotional and convention expense directed toward sales efforts of the MPS system. For the six months ended June 30, 1997, marketing expense as a percentage of net revenue increased to 25.3 percent compared to 23.9 percent for the same period in 1996, and the dollar amount increased by $434,000. Of such increase, $356,000 was attributable to additional marketing expense of ANS related to additional salary, commission, and consulting expenses and training expense for new users of ANS products described above. The remainder of the increase in marketing expense of $78,000 during the first half of 1997 compared to 1996 was additional promotional and convention expense directed toward sales efforts of the MPS system. Management expects to continue to focus its efforts for MPS during the remainder of 1997 on the U.S. and Canadian markets and does not plan market introduction of the MPS internationally until 1998.

General and administrative expense as a percentage of net revenue decreased to
16.9 percent during the three months ended June 30, 1997 compared to 17.9 percent for the same period during 1996, while the dollar amount increased by $18,000. For the six months ended June 30, 1997, general and administrative expense as a percentage of net revenue decreased to 17.3 percent compared to
18.4 percent for the same period during 1996, and the dollar amount increased by $40,000. The slight dollar increase in expense during both 1997 periods compared to the same periods in 1996 was the result of higher amortization expense of ANS intangibles.

Earnings From Operations. Earnings from operations decreased to $184,000 during the three months ended June 30, 1997 compared to $218,000 for the same period in 1996 due to the ANS inventory write-off described above. Excluding such expense, earnings from operations increased to $663,000 during the second quarter of 1997 compared to $218,000 for the same quarter in 1996. For the six months ended June 30, 1997, earnings from operations increased to $597,000 compared to $243,000 for the same period in 1996 due to increased gross profit from increased sales of ANS products and an overall reduction in operating expenses due to the reduction in research and development expense. Earnings from operations during the first half of 1997, excluding the ANS inventory write-off, was $1.08 million, an increase of $832,000 compared to the same period in 1996.

Other Expense. Other expense increased to $234,000 during the three months ended June 30, 1997 compared to $95,000 for the same period in 1996 as a result of two factors. First, interest expense increased by $83,000 during 1997 compared to 1996. During the first quarter of 1997, the Company incurred additional indebtedness of $4.45 million which was utilized to pay contingent earn-out consideration and purchase certain patent rights from Neuromed's former owner. See Note 3 of the Notes to Condensed Consolidated Financial Statements. In addition, higher overall interest rates on borrowed money also contributed to the increase in interest expense during 1997 compared to 1996. Second, interest and other income and the gain on sales of marketable securities decreased $56,000 during 1997 compared to 1996 reflecting lower funds available for investment and lower gains on the sale of marketable securities. Other expense increased to $496,000 during the three months ended June 30, 1997 compared to $196,000 for the same period in 1996 due to an increase in interest expense of $143,000 for the reasons explained above and a reduction of $156,000 in interest and other income and gains on the sale of marketable securities. This decrease was attributable to lower funds available for investment and a loss on the sale of marketable securities of $24,000 during the 1997 period compared to a gain on the sale of marketable securities of $63,000 during 1996.

Income Taxes. The Company recorded an income tax benefit of $15,000 during the three months ended June 30, 1997 and income tax expense of $41,000 for the six months ended June 30, 1997. This represents an effective tax rate of 41 percent for the six-month period ended June 30, 1997. The Company's expense for amortization costs in excess of net assets acquired (goodwill) are not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the three months ended June 30, 1996, the Company recorded income tax expense of $8,000, and for the six months ended June 30, 1996, the Company recorded income tax expense of $27,000. This represented an effective tax rate of 57.5 percent during the six-month period ended June 30, 1996. Again, the effective tax rate was higher compared to the U.S. statutory rate for corporations of 34 percent as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

Net Earnings (Loss). Net earnings decreased from $114,000 during the three months ended June 30, 1996 to a net loss of $35,000 during the same period in 1997 due to the ANS inventory write-off. Excluding such expense, net earnings during the six months ended June 30, 1997 increased to $247,000 from $114,000 during the same 1996 period. For the six months ended June 30, 1997, net earnings increased to $60,000 compared to $20,000 for the same period in 1996 principally due to increased earnings from operations discussed above. Net earnings for the six-month period during 1997, excluding the ANS inventory write-off, were $342,000 compared to $20,000 during the same period in 1996.

LIQUIDITY AND FINANCIAL POSITION

The Company's working capital decreased from $11.1 million at year end 1996 to $3.45 million at June 30, 1997, principally due to a reclassification of notes payable from long-term to short-term. The ratio of current assets to current liabilities was 1.32:1 at June 30, 1997 compared to 3.0:1 at December 31, 1996.

Inventories decreased to $7.15 million at June 30, 1997 compared to the December 31, 1996 level of $8.36 million. This decrease was the result of reclassifying $609,000 of MPS rental systems from inventory to property, plant and equipment and the $479,000 ANS inventory write-off discussed above.

During the six months ended June 30, 1997, the Company invested $491,000 in capital expenditures for additional manufacturing tooling and equipment (excluding the $609,000 of MPS rental units transferred from inventory). The Company expects to invest an additional $900,000 during the remainder of fiscal 1997, principally in manufacturing tooling and equipment for the Company's ANS products and next generation ANS products.

In connection with the Neuromed acquisition in March 1995, the Company agreed to pay contingent earn-out consideration in January 1996 and January 1997, depending on Neuromed's attainment of certain sales objectives. At year end 1995, the Company had a note payable in connection with the 1995 earn-out consideration in the amount of $1.5 million, payable in January 1996. The Company withheld payment of the $1.5 million obligation pending arbitration of certain disputes between the Company and Neuromed's former owner. In October 1996, the sales objectives for the 1996 earn-out were reached, and the Company recorded a note payable in the amount of $3.37 million which was due and payable in January 1997. The Company similarly withheld payment of this note pending arbitration. In addition, the Company had a short-term note payable to the former owner of Neuromed at December 31, 1996, in the amount of $972,000 due in January 1997, related to certain purchase price adjustments (principally tax refunds and future tax credits) awarded through an arbitration. The Company paid the $972,000 obligation during January 1997 utilizing a portion of its cash reserves. On February 6, 1997, the Company and the former owner of Neuromed reached a settlement (the "Settlement") of all issues between them. Under terms of the Settlement, the Company agreed to pay $3.0 million in cash on March 3, 1997 to purchase certain patent rights from Neuromed's former owner and $500,000 in cash and $1.0 million in a promissory note payable on February 6, 1998 for full settlement of the contingent earn-out considerations. The promissory note bears interest at the rate of 10 percent per annum with interest due and payable monthly. On March 3, 1997, the Company made payment of the $3.5 million in cash pursuant to the Settlement with borrowed funds discussed below. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On February 21, 1997, the Company borrowed $2.0 million from a shareholder pursuant to a promissory note. The promissory note is due and payable on February 21, 1998, and bears interest at the rate of 6 percent per annum. In addition, the Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. The Company utilized the proceeds from the loan to pay a portion of the Settlement discussed above. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On March 3, 1997, the Company amended its $5.0 million working capital line of credit and $15 million acquisition line of credit with NationsBank of Texas, N.A. Under the third amended agreement, the working capital line of credit was increased to $5.65 million, and a $350,000 term loan facility replaced the acquisition line of credit. Both facilities expire on January 31, 1998. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan facility bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. Under the working capital line, the Company is required to make monthly payments of $90,000. Under the term loan facility, no principal payments are due until maturity. On March 3, 1997, the Company increased its borrowings under the working capital line of credit by $1.1 million and borrowed $350,000 under the term loan facility. Proceeds from these additional borrowings were utilized to pay a portion of the debt under the Settlement described above. See Note 4 of the Notes to Condensed Consolidated Financial Statements. Through June 30, 1997, the Company had repaid $400,000 of its working capital line of credit indebtedness and had borrowings of $5.25 million under the working capital line at June 30, 1997.

Management believes that its current cash, cash equivalents and marketable securities and funds generated from operations will be sufficient to satisfy normal cash operating requirements, debt service and capital requirements during the remainder of 1997. During the first quarter of 1998, however, $8.0 million of debt will become due and payable. The Company is exploring various means to either refinance or pay off the debt entirely, including without limitation, a new loan facility, alternative debt or equity financing, asset or division sale, technology transfer or other arrangements.

CASH FLOWS

Net cash provided by operating activities increased to $1.5 million during the six months ended June 30, 1997 compared to a net use of cash in operating activities during the same period in 1996 of $939,000. This increase primarily was the result of a reduction in the level of accounts receivable, inventories and prepaid expenses which provided cash of $1.06 million during the 1997 period while these same areas used cash of $1.12 million during the same period in 1996 primarily due to an increase in the level of accounts receivable and inventories.

Net cash used in investing activities increased to $1.02 million during the six months ended June 30, 1997 compared to a net use of cash during the same period in 1996 of $605,000. This increase resulted from two primary factors. First, during 1997 the Company was a net seller of marketable securities which provided cash of $74,000 while during 1996, the Company was a net seller of marketable securities which provided cash of $433,000, a decrease of $359,000. Second, the 1997 period includes a use of cash of $609,000 for rented MPS systems transferred from inventory to property, plant and equipment.

Net cash used in financing activities for the six months ended June 30, 1997 was $1.03 million while financing activities during the same period in 1996 provided net cash of $556,000. This decrease was primarily due to the use of $1.82 million in 1997 to reduce debt under short-term and long-term notes payable.

RECENT EVENTS

On March 10, 1997, the Company announced that the Company's Board of Directors had engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance. The Company expects to finalize its plans by the end of the third quarter of 1997.

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Other than historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that are based on management assumptions and involve risks and uncertainties, including but not limited to the Company's ability to develop, clinically validate and gain market acceptance for new products, including the MPS system, new generation ANS products and other products; accelerating the adoption of MPS systems and the related disposables utilizing one-year rental agreements; successfully developing the infrastructure at ANS that will enable the Company to grow the business into a solid player in the SCS market; continued growth in ANS revenue consistent with management expectation; finalizing plans for strategic alternatives by the end of the third quarter of 1997; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

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

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   QUEST MEDICAL, INC.



DATE:  AUGUST 13, 1997             BY: /S/ F. ROBERT MERRILL III
                                      --------------------------
                                       F. ROBERT MERRILL III
                                       SENIOR VICE PRESIDENT FINANCE/CHIEF
                                       FINANCIAL OFFICER AND TREASURER

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
