Form 10-Q
period 1997-09-30
QUEST MEDICAL INC
filed 1997-11-13
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                     SECURITIES EXCHANGE ACT 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----                     SECURITIES EXCHANGE ACT 1934
              FOR THE TRANSITION PERIOD FROM            TO
                                             ----------    ----------

                         COMMISSION FILE NUMBER 0-10521

                               QUEST MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             TEXAS                                      75-1646002
-------------------------------            ------------------------------------
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
YES  X  NO
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 NUMBER OF SHARES OUTSTANDING AT
     TITLE OF EACH CLASS                                 OCTOBER 31, 1997
----------------------------                     -------------------------------
COMMON STOCK, $.05 PAR VALUE                                8,511,046

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.       FINANCIAL INFORMATION                                                                               2

       ITEM 1.     Financial Statements

                        Condensed Consolidated Balance Sheets
                            September 30, 1997 and December 31, 1996                                            3-4


                        Condensed Consolidated Statements of Operations
                            For the Three Months and Nine Months Ended
                            September 30, 1997 and 1996                                                           5


                        Condensed Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                            September 30, 1997 and 1996                                                           6


                        Condensed Consolidated Statements of Stockholders' Equity
                            For the Year Ended December 31, 1996
                            and the Nine Months Ended September 30, 1997                                          7


                        Notes to Condensed Consolidated
                            Financial Statements                                                               8-11

       ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                               12-17

PART II.      OTHER INFORMATION                                                                                  18

       ITEM 6.     Exhibits and Reports on
                     Form 8-K                                                                                    18

SIGNATURES                                                                                                       19

                                     PART I


                              FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1997          1996
ASSETS                                                                     (UNAUDITED)
------                                                                     -----------   -----------
Current assets:
   Cash and cash equivalents                                               $   647,324   $   696,196
   Restricted certificate of deposit                                           350,000          --
   Marketable securities                                                       896,018     1,366,089
   Receivables:
     Trade accounts, less allowance for doubtful accounts of $209,337 in
        1997 and $174,337 in 1996                                            4,813,238     4,829,827
     Net investment in sales-type leases                                       318,065       176,875
     Interest and other                                                        194,599       134,162
                                                                           -----------   -----------

         Total receivables                                                   5,325,902     5,140,864
                                                                           -----------   -----------

   Inventories:
     Raw materials                                                           2,865,582     3,931,282
     Work-in-process                                                         1,583,187     1,400,712
     Finished goods                                                          3,289,104     3,032,600
                                                                           -----------   -----------

         Total inventories                                                   7,737,873     8,364,594
                                                                           -----------   -----------

   Deferred income taxes                                                       317,276       317,276
   Prepaid expenses and other current assets                                   486,931       668,808
                                                                           -----------   -----------

         Total current assets                                               15,761,324    16,553,827
                                                                           -----------   -----------

Property, plant and equipment:
   Land                                                                      1,930,289     1,930,289
   Building and improvements                                                 5,320,199     5,296,125
   Furniture and fixtures                                                    3,947,192     3,827,738
   Machinery and equipment                                                   5,532,639     4,962,846
   Cardioplegia equipment rented to customers                                  450,211          --
                                                                           -----------   -----------
                                                                            17,180,530    16,016,998

   Less accumulated depreciation and
      amortization                                                           5,859,249     4,832,468
                                                                           -----------   -----------

         Net property, plant and equipment                                  11,321,281    11,184,530
                                                                           -----------   -----------

Cost in excess of net assets acquired, net of
    accumulated amortization of $1,255,929 in 1997
     and $817,784 in 1996                                                   10,568,941    10,931,849
Patents, net of accumulated amortization of
    $1,574,161 in 1997 and $1,311,556 in 1996                                3,801,238     4,063,843
Purchased technology from acquisitions, net of
    accumulated amortization of $968,688 in 1997
    and $730,775 in 1996                                                     3,729,312     3,967,225
Tradenames, net of accumulated amortization
    of $312,500 in 1997 and $218,750 in 1996                                 2,187,500     2,281,250
Other assets                                                                     9,931         9,931
                                                                           -----------   -----------
                                                                           $47,379,527   $48,992,455
                                                                           ===========   ===========

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                      1997             1996
LIABILITIES AND STOCKHOLDERS' EQUITY                                               (UNAUDITED)
------------------------------------                                               ------------    ------------
Current liabilities:
   Accounts payable                                                                $    833,056    $  2,269,269
   Short-term notes payable and current maturities
      of long-term notes payable                                                      8,472,065       2,084,122
   Accrued salary and employee benefit costs                                            801,840         924,309
   Other accrued expenses                                                               279,974         188,605
                                                                                   ------------    ------------

         Total current liabilities                                                   10,386,935       5,466,305
                                                                                   ------------    ------------

Notes payable                                                                         3,680,633      11,912,036
Deferred income taxes                                                                 1,029,893         620,631

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value.  Authorized
       25,000,000 shares; issued 8,511,046 shares
       in 1997 and 8,338,510 in 1996                                                    425,553         416,926
   Additional paid-in capital                                                        39,386,138      38,699,517
   Retained earnings (deficit)                                                       (7,483,102)     (7,992,082)
   Unrealized loss on marketable securities net of
       tax benefit of $23,966 in 1997 and $67,423 in 1996                               (46,523)       (130,878)
                                                                                   ------------    ------------

         Total stockholders' equity                                                  32,282,066      30,993,483


                                                                                   ------------    ------------
                                                                                   $ 47,379,527    $ 48,992,455
                                                                                   ============    ============


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30                   SEPTEMBER 30
                                        ----------------------------    ----------------------------
                                            1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------
Net revenue                             $  7,826,978    $  6,486,521    $ 21,637,830    $ 19,305,266
Cost of revenue                            3,410,542       2,699,883       9,601,120       8,089,737
                                        ------------    ------------    ------------    ------------

         Gross profit                      4,416,436       3,786,638      12,036,710      11,215,529
                                        ------------    ------------    ------------    ------------

Operating expenses:
   Research and development                  488,703         724,252       1,621,177       2,493,440
   Marketing                               1,680,760       1,788,939       5,176,507       4,850,522
   General and administrative              1,245,120       1,149,198       3,640,558       3,504,544
                                        ------------    ------------    ------------    ------------
                                           3,414,583       3,662,389      10,438,242      10,848,506
                                        ------------    ------------    ------------    ------------

         Earnings from operations          1,001,853         124,249       1,598,468         367,023
                                        ------------    ------------    ------------    ------------

Other income (expenses):
   Interest expense                         (266,845)       (198,287)       (782,856)       (571,375)
   Interest and other income                  29,194          48,250          74,156         162,485
   Gain (loss) on sale of assets and
     marketable securities                     9,497          61,352         (14,982)        123,881
                                        ------------    ------------    ------------    ------------
                                            (228,154)        (88,685)       (723,682)       (285,009)
                                        ------------    ------------    ------------    ------------

         Earnings before income taxes        773,699          35,564         874,786          82,014

Income taxes                                 324,337          28,816         365,806          55,515
                                        ------------    ------------    ------------    ------------

         Net earnings                   $    449,362    $      6,748    $    508,980    $     26,499
                                        ============    ============    ============    ============

Net earnings per common and
    common equivalent share             $        .05    $         --    $        .06    $         --
                                        ============    ============    ============    ============

Weighted average number of common and
    common equivalent shares               8,941,087       8,707,989       8,688,575       8,601,470

See accompanying notes to condensed consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                   --------------------------
                                                                      1997           1996
                                                                   -----------    -----------
Cash flows from operating activities:
   Net earnings                                                    $   508,980    $    26,499
                                                                   -----------    -----------
   Adjustments to reconcile net earnings to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                2,075,950      1,607,160
        Loss (gain) on sale of assets and marketable
          securities                                                    14,982       (125,686)
        Increase in inventory reserve                                  510,407          9,900
        Deferred income taxes                                          365,806        (99,874)
        Changes in assets and liabilities:
           Receivables                                                (260,275)       (96,969)
           Inventories                                                 112,167     (2,487,850)
           Prepaid expenses and other assets                           181,877        371,274
           Accounts payable                                         (1,436,213)       890,996
           Other                                                            --         (1,300)
           Accrued expenses                                            (31,102)      (571,909)
                                                                   -----------    -----------
             Total adjustments                                       1,533,599       (504,258)
                                                                   -----------    -----------
             Net cash provided by (used in) operating activities     2,042,579       (477,759)
                                                                   -----------    -----------

Cash flows from investing activities:
  Purchases of marketable securities                                (1,181,383)    (1,231,940)
  Proceeds from sales of marketable securities                       1,403,607      1,941,754
  Additions to property, plant and equipment                        (1,173,154)    (1,499,884)
  Net proceeds from sale of assets                                       7,690          1,805
                                                                   -----------    -----------
             Net cash used in investing activities                    (943,240)      (788,265)
                                                                   -----------    -----------

Cash flows from financing activities:
  Exercise of stock options                                            695,248        405,276
  Redemption of rights plan                                                 --       (103,146)
  Proceeds from short-term obligations                                 461,221        328,881
  Payment of short-term obligations                                 (1,255,568)      (220,761)
  Payment of long-term debt                                         (1,049,113)      (111,834)
                                                                   -----------    -----------
             Net cash provided by (used in) financing activities    (1,148,212)       298,416
                                                                   -----------    -----------
  Net decrease in cash and cash equivalents                            (48,873)      (967,608)

Cash and cash equivalents at beginning of period                       696,197      1,325,630
                                                                   -----------    -----------
Cash and cash equivalents at September 30                          $   647,324    $   358,022
                                                                   ===========    ===========

Supplemental cash flow information is presented below:

Income taxes paid                                                  $        --    $        --
                                                                   ===========    ===========

Interest paid                                                      $   707,098    $   530,600
                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       UNREALIZED
                                                                                                        LOSS ON
                                            COMMON STOCK             ADDITIONAL         RETAINED       MARKETABLE     TOTAL STOCK-
                                        SHARES         AMOUNT     PAID-IN CAPITAL  EARNINGS (DEFICIT)  SECURITIES   HOLDERS' EQUITY
                                    ---------------------------   ---------------  ------------------  ----------   ---------------
Balance at December 31, 1995           8,147,349    $    407,367    $ 38,253,670     $ (7,579,925)    $   (211,062)    $ 30,870,050
   Shares issued upon exercise
      of stock options                   159,178           7,959         479,207               --               --          487,166
   Adjustment to unrealized losses
      on marketable securities                --              --              --               --           80,184           80,184
   Issuance of 31,983 new common
      shares for employee bonuses
      and cancellation of a stock
      option                              31,983           1,600          69,786               --               --           71,386
   Redemption of rights plan
   dividend                                   --              --        (103,146)              --               --         (103,146)
   Net loss                                   --              --              --         (412,157)              --         (412,157)
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance at December 31, 1996           8,338,510         416,926      38,699,517       (7,992,082)        (130,878)      30,993,483
   Shares issued upon exercise
      of stock options                   172,536           8,627         686,621               --               --          695,248
   Adjustment to unrealized losses
      on marketable securities                --              --              --               --           84,355           84,355
   Net earnings                               --              --              --          508,980               --          508,980
                                    ------------    ------------    ------------     ------------     ------------     ------------

Balance at September 30, 1997          8,511,046    $    425,553    $ 39,386,138     $ (7,483,102)    $    (46,523)    $ 32,282,066
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

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at September 30, 1997:

                                                    GROSS       GROSS
                                                  UNREALIZED  UNREALIZED  ESTIMATED
                                         COST       GAINS       LOSSES    FAIR VALUE
                                       --------    --------    --------    --------
         Investment grade preferred
           securities                  $307,596    $  2,833    $ 32,317    $278,112
         Real estate investment
           trusts                       293,908       3,751       3,620     294,039
         Other                          365,004       1,348      42,485     323,867
                                       --------    --------    --------    --------
                                       $966,508    $  7,932    $ 78,422    $896,018
                                       ========    ========    ========    ========


         At September 30, 1997, no individual security represented more than 30 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at September 30, 1997.

(4)      CURRENT AND LONG-TERM NOTES PAYABLE

         On March 3, 1997, the Company amended its $5 million working capital line of credit. Under the amended agreement, the working capital line of credit was increased to $5,650,000 and a $350,000 term loan facility was added. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. The facilities are collateralized by all of the Company's assets with the exception of the real property, building, and equipment that collateralize the long-term financing on the Allen facility described below. The Company is subject to certain covenants related to the loan agreement including the maintenance of a minimum fixed charge ratio, a maximum total liabilities to tangible net worth ratio, and a maximum margin ratio (as defined). Under the amended agreement, the Company is prohibited from paying cash dividends. Under the working capital line of credit, the Company is required to make monthly payments of $90,000 with interest payable quarterly. Under the term loan, no principal payments are due until maturity and interest is payable quarterly. These facilities will expire on January 31, 1998. On March 3, 1997, the company increased its borrowings under the working capital line of credit by $1,100,000 and borrowed $350,000 under the term loan facility. These additional borrowings were utilized to pay a portion of the debt under the February 6, 1997 Settlement discussed below. At September 30, 1997, the Company had advances in the amount of $4,950,000 outstanding under its working capital line with a weighted average interest rate of 8.48 percent. At September 30, 1997, the Company had advances in the amount of $350,000 under the term loan facility with a weighted average interest rate of 7.96 percent.

         On February 21, 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. The promissory note bears interest at the rate of 6 percent per annum. Under the terms of the promissory note, the

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company also has two agreements for long-term financing of its principal office and manufacturing facility in the amounts of $2,888,487 and $964,211 at September 30, 1997.

              Scheduled payments of current and long-term notes payable are as follows:

                 1997 (October-December)..........  $    310,662
                 1998.............................  $  8,208,566
                 1999.............................  $    192,082
                 2000.............................  $    208,336
                 2001.............................  $    225,824
                 Thereafter.......................  $  3,007,228
                                                    ============

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

(6)      INCOME TAXES

         The Company recorded income tax expense during the nine months ended September 30, 1997, of $365,806, an effective tax rate of 41.8 percent. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the nine months ended September 30, 1996, the Company recorded income tax expense of $55,515, an effective tax rate of 67.7 percent as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

(7)      NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact primary earnings per share for the three months and nine months ended September 30, 1997 or the three months and nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues. Net revenue of $7.83 million for the three months ended September 30, 1997 was $1.34 million, or 20.7 percent, above the level for the comparable 1996 period of $6.49 million. For the nine months ended September 30, 1997, net revenue of $21.64 million was $2.33 million, or 12.1 percent, above the comparable 1996 level of $19.31 million. This increase during both periods in 1997 compared to 1996 was primarily the result of higher unit sales volume at the Company's Advanced Neuromodulation Systems ("ANS") subsidiary, formerly Neuromed, which was acquired on March 31, 1995 and provides electronic spinal cord stimulation ("SCS") devices used to manage chronic severe pain. During 1996 and into the first quarter of 1997, the Company dedicated significant engineering and marketing resources to build the infrastructure of ANS and improve the current products of ANS to transform ANS into an industry leader and compete effectively in the SCS market. Management believes these measures account for the increase in net revenue of ANS products to $4.22 million and $10.82 million for the three months and nine months ended September 30, 1997, respectively, a 45.8 percent and 29.7 percent increase over the corresponding periods in 1996. Management expects that ANS revenues will slow somewhat from the third to the fourth quarter as patients tend to delay semi-elective procedures until after the holiday season.

Since the commercial introduction of the MPS system for cardioplegia delivery during September 1996, clinical use of the MPS has validated that the MPS provides simpler, more flexible and cost-effective management of myocardial protection. As a consequence of the current hospital consolidation trend, coupled with the intense pressure hospitals are under to minimize capital expenditures however, hospitals have been reluctant to make timely purchase decisions on new capital equipment. Therefore, to accelerate adoption of MPS and shorten the selling process, in March 1997, the Company began to offer MPS on a one-year rental basis and on a lease/purchase basis. While this strategy will not generate the level of short-term revenues that sales would, because the rental approach does not qualify as a sale, management believes this strategy is more likely to accelerate placement of MPS systems and generate related disposable revenue. The Company believes that once a surgeon changes the protocol using features of MPS, the surgeon will find it difficult to return to the old, make-shift system. While management believes that the rental strategy will accelerate placements of the MPS system and therefore increase revenue of the related disposables, there can be no assurance to this effect. Net revenue of MPS systems and related disposables increased to $570,000 and $877,000 for the three months and nine months ended September 30, 1997, respectively, from $170,000 and $170,000 for the three months and nine months ended September 30, 1996, respectively.

Net revenue from sales of the Company's other cardiovascular products, pressure monitoring kits used in labor and delivery and specialized fluid delivery tubing sets decreased from $3.42 million during the three months ended September 30, 1996 to $3.04 million for the same period during 1997 primarily due to lower unit sales volume from the Company's specialized intravenous fluid delivery tubing sets and pressure monitoring kits. For the nine months ended September 30, 1997, net revenue of the Company's other cardiovascular products, pressure monitoring kits and specialized fluid delivery tubing sets decreased to $9.94 million from $10.79 million during 1996, again due to lower unit sales volume from the Company's specialized tubing sets and pressure monitoring kits.

Gross Profit. Gross profit of $4.42 million for the three months ended September 30, 1997 was $630,000 above the level for the comparable 1996 period of $3.79 million, but as a percentage of net revenue, gross profit decreased during the three months ended September 30, 1997 to 56.4 percent as compared to 58.4 percent for the comparable 1996 period. This dollar increase in gross profit during the third quarter of 1997 compared to the same period a year ago was primarily the result of the increase in ANS revenue discussed above. The decrease in gross profit margin to 56.4 percent during 1997 from 58.4 percent in 1996 was due to unfavorable manufacturing variances caused by inefficiencies and scrap from a component utilized in the MPS disposable. The Company has resolved the manufacturing process for this component and does not expect the negative variances to continue. For the nine months ended September 30, 1997, gross profit increased to $12.04 million compared to $11.22 million during the same period in 1996 although, as a percentage of net revenue, gross profit decreased to 55.6 percent in 1997 from 58.1 percent during 1996. This dollar increase in gross profit during the nine-month period in 1997 compared to 1996 was primarily the result of the increase in ANS revenue discussed above. The decrease in gross profit margin during the nine-month period during 1997 compared to 1996 was due, for the most part, to a $479,000 expense during the second quarter of 1997 for the write-off of ANS inventory of previous designs, and to a lesser extent, the unfavorable manufacturing variances during the third quarter of 1997 from the component used in the MPS disposable discussed above.

Operating Expenses. Research and development expense decreased to $489,000 during the three months ended September 30, 1997 compared to $724,000 for the same period a year ago and decreased as a percentage of net revenue from 11.2 percent in 1996 to 6.2 percent in 1997. For the nine months ended September 30, 1997, research and development expense decreased to $1.62 million compared to $2.49 million for the same period a year ago and decreased as a percentage of net revenue from 12.9 percent during 1996 to 7.5 percent in 1997. This decrease in expense during 1997 compared to 1996 was the result of a reduction in salary and contract labor expense due to the completion of MPS's development. Management expects research and development expenditures to approximate $700,000 in the fourth quarter of 1997 and expects about 60 percent of such expenditures to be directed to developing next generation ANS products. The remaining expenditures during 1997 will be directed to continued developments in the MPS system. Management expects that the Company will continue to finance its research and development activities during the remainder of 1997 through internally generated funds.

Marketing expense, as a percentage of net revenue, decreased to 21.5 percent for the three months ended September 30, 1997 compared to 27.6 percent for the comparable period in 1996, and the dollar amount decreased by $108,000. This decrease in marketing expense during the third quarter of 1997 compared to 1996 was the result of lower commissions, samples and travel expense associated with the sales force which sells the MPS system. For the nine months ended September 30, 1997, marketing expense, as a percentage of net revenue, decreased to 23.9 percent compared to 25.1 percent for the same period in 1996, although the dollar amount increased by $326,000. This dollar increase for the nine-month period in 1997 compared to 1996 was attributable to additional marketing expense of ANS related to higher commissions, clinical study and training expense for new users of ANS products.

General and administrative expense, as a percentage of net revenue, decreased to
15.9 percent during the three months ended September 30, 1997 compared to 17.7 percent for the same period during 1996, while the dollar amount increased by $96,000. For the nine months ended September 30, 1997, general and administrative expense, as a percentage of net revenue, decreased to 16.8 percent compared to 18.2 percent for the same period during 1996, while the dollar amount increased by $136,000. The dollar increase in expense during both 1997 periods compared to 1996 was the result of higher amortization expense of ANS intangibles and an expense of $35,000 to increase the Company's reserves for bad debt.

Earnings From Operations. Earnings from operations increased to $1.00 million during the three months ended September 30, 1997 compared to $124,000 for the same period in 1996 due to increased gross profit from higher sales of ANS products combined with an overall reduction in operating expenses from lower marketing and research and development expenses. For the nine months ended September 30, 1997, earnings from operations increased to $1.60 million compared to $367,000 for the same period in 1996 due to increased gross profit from higher sales of ANS products combined with an overall reduction in operating expenses due to lower research and development expense. Earnings from operations during the nine months ended September 30, 1997 was reduced by an expense of $479,000 recorded during the second quarter of 1997 to write-off inventory of ANS products of previous design.

Other Expense. Other expense increased to $228,000 during the three months ended September 30, 1997 compared to $89,000 for the same period in 1996. For the nine months ended September 30, 1997, other expense increased to $724,000 compared to $285,000 for the same period in 1996. This increase in other expense during both periods of 1997 compared to 1996 was the result of higher interest expense and lower interest income and gains on the sale of marketable securities. During the first quarter of 1997, the Company incurred additional indebtedness of $4.45 million which was utilized to pay contingent consideration and purchase certain patent rights from Neuromed's former owner. See Note 3 of the Notes to Condensed Consolidated Financial Statements. In addition, higher overall interest rates on borrowed money also contributed to the increase in interest expense during the 1997 periods compared to 1996.

Income Taxes. The Company recorded income tax expense of $324,000 and $366,000 for the three months and nine months ended September 30, 1997, respectively. This represents an effective tax rate of 41.8 percent for the nine-month period ended September 30, 1997. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. For the three months and nine months ended September 30, 1996, the Company recorded income tax expense of $29,000 and $56,000, respectively. This represented an effective tax rate of 67.7 percent for the nine-month period ended September 30, 1996. Again, the effective tax rate was higher compared to the U.S. statutory rate for corporations of 34 percent as a consequence of the nondeductibility of amortization expense of costs in excess of net assets acquired.

Net Earnings. Net earnings increased to $449,000, or $.05 per share, during the three months ended September 30, 1997 compared to $6,700, or nil per share, for the same period during 1996 due to the increase in earnings from operations discussed above. For the nine months ended September 30, 1997, net earnings increased to $509,000, or $.06 per share, compared to $26,000, or nil per share, for the same period during 1996 again due to the increase in earnings from operations discussed above.

LIQUIDITY AND FINANCIAL POSITION

The Company's working capital decreased from $11.1 million at year end 1996 to $5.4 million at September 30, 1997, principally due to a reclassification of notes payable from long term to short term. The ratio of current assets to current liabilities was 1.5:1 at September 30, 1997 compared to 3.0:1 at December 31, 1996.

Inventories decreased to $7.7 million at September 30, 1997 compared to $8.4 million at December 31, 1997. This decrease was the result of reclassifying $450,000 of MPS rental systems from inventory to property, plant and equipment and the $479,000 ANS inventory write-off during the second quarter of 1997 discussed above.

During the nine months ended September 30, 1997, the Company invested $723,000 in capital expenditures for additional manufacturing tooling and equipment (excluding the $450,000 of MPS rental systems transferred from inventory). The Company expects to invest an additional $250,000 during the remainder of fiscal 1997.

During February 1997, the Company reached a settlement ("Settlement") of certain disputes with the former owner of Neuromed. Under terms of the Settlement, the Company agreed to pay $3.0 million in cash during March 1997 to purchase certain patent rights from Neuromed's former owner and $500,000 in cash and $1.0 million in a promissory note payable on February 6, 1998 for full settlement of certain contingent earn-out considerations. The promissory note bears interest at the rate of 10 percent per annum with interest due and payable monthly. On March 3, 1997, the Company made payment of the $3.5 million in cash pursuant to the Settlement with borrowed funds discussed below. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On February 21, 1997, the Company borrowed $2.0 million from a shareholder pursuant to a promissory note. The promissory note is due and payable on February 21, 1998, and bears interest at the rate of 6 percent per annum. In addition, the Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sale price on the date the indebtedness was incurred. The Company utilized the proceeds from the loan to pay a portion of the Settlement discussed above. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

On March 3, 1997, the Company amended its $5.0 million working capital line of credit with NationsBank of Texas, N.A. Under the amended agreement, the working capital line of credit was increased to $5.65 million, and a $350,000 term loan facility was added. Both credit facilities expire on January 31, 1998. Borrowings under the working capital line of credit bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 275 basis points. Borrowings under the term loan facility bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 basis points. Under the working capital line, the Company is required to make monthly payments of $90,000. Under the term loan facility, no principal payments are due until maturity. On March 3, 1997, the Company increased its borrowings under the working capital line of credit by $1.1 million and borrowed $350,000 under the term loan facility. Proceeds from these additional borrowings were utilized to pay a portion of the Settlement described above. See Note 4 of the Notes to Condensed Consolidated Financial Statements. Through September 30 1997, the Company had repaid $700,000 of its working capital line of credit indebtedness and had borrowings of $4.95 million under the working capital line at September 30, 1997.

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

CASH FLOWS

Net cash provided by operating activities increased to $2.04 million during the nine months ended September 30, 1997 compared to a net use of cash in operating activities during the same period in 1996 of $478,000. This increase during 1997 was primarily the result of increased net earnings and a reduction of the Company's investment in inventories. During 1996, the Company utilized $2.49 million of cash to increase its investment in inventories primarily related to the MPS system in preparation for market introduction in September 1996 while during 1997, the Company reduced its overall investment in inventories by $112,000, a net reduction of the use of cash of $2.60 million. Net cash provided by operating activities during 1997 was reduced by $1.44 million due to the use of cash to decrease the Company's level of accounts payable.

Net cash used in investing activities increased to $943,000 during the nine months ended September 30, 1997 compared to a net use of cash during the same period in 1996 of $788,000. This increase in net cash used in investing activities during the 1997 period compared to 1996 was attributable to a $538,000 reduction in proceeds from the sales of marketable securities.

Net cash used in financing activities for the nine months ended September 30, 1997 was $1.15 million while financing activities during the same period in 1996 provided net cash of $298,000. This decrease was primarily due to the use of $2.30 million in 1997 to reduce debt under short-term and long-term notes payable.

RECENT EVENTS

On March 10, 1997, the Company announced that the Company's Board of Directors had engaged Smith Barney and Rauscher Pierce Refsnes to seek strategic alternatives to enhance shareholder value. These strategic alternatives may include a merger, sale of assets, other business combination, or a joint venture or strategic alliance. When the Board of Directors approves the implementation of a plan, the Company will announce such plans to its shareholders, which management expects during the fourth quarter of 1997.

FORWARD LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements that constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this MD&A and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and (iii) the Company's business and growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include but are not limited to the Company's ability to develop, clinically validate and gain market acceptance for new products, including the MPS system, new generation ANS products and other products; accelerating the adoption of MPS systems and related disposables utilizing one-year rental agreements; successful resolution of the manufacturing process involving the MPS component; continued growth in ANS revenue consistent with management expectation; restraining research and development and marketing expenses; finalizing plans for strategic alternatives during the fourth quarter of 1997; government regulation; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, the Company's actual results could differ materially from the results forecasted in the forward-looking statements.

CURRENCY FLUCTUATIONS

Substantially all of the Company's international sales are denominated in U.S dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for the Company's products by increasing the price of the Company's products in the currency of the countries in which the products are sold, although management does not believe currency fluctuations have had a material effect on the Company's results of operations.

                                     PART II

                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit 27 -- Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUEST MEDICAL, INC.


DATE:  NOVEMBER 12, 1997               BY: /S/ F. ROBERT MERRILL III
                                           --------------------------
                                           F. ROBERT MERRILL III
                                           SENIOR VICE PRESIDENT FINANCE/CHIEF
                                           FINANCIAL OFFICER AND TREASURER

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

  27                Financial Data Schedule