Form 10-K
period 1997-12-31
QUEST MEDICAL INC
filed 1998-03-30
CIK 351721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM           TO
                      COMMISSION FILE NUMBER: 0-10521

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

                                 TITLE OF CLASS
                                  -----------
                          Common Stock, $.05 Par Value
                            ------------------------
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 25, 1998: $70,906,127.

     Number of shares outstanding of the registrant's Common Stock as of March 25, 1998: 8,679,470
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 28, 1998, ARE INCORPORATED BY REFERENCE INTO PART III.
================================================================================

                               QUEST MEDICAL, INC.

                                  ANNUAL REPORT

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                     PART I


ITEM 1.       BUSINESS

                                     GENERAL

Quest Medical, Inc., a Texas corporation ("Quest" or the "Company"), designs, develops, manufactures and markets electronic spinal cord stimulation ("SCS") devices used to manage chronic intractable pain. The Company's operating activities are conducted through its wholly-owned subsidiary, Advanced Neuromodulation Systems, Inc., a Texas corporation ("ANS"). References to "Quest" or the "Company" in this Form 10-K include ANS, and vice versa, unless otherwise indicated.

As SCS devices gain acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain, the Company is continuing its effort to expand its product line in the high growth market of neuromodulation. The neuromodulation market is comprised of implantable stimulators and drug pumps that modulate the body's nervous system by delivering either electricity or pharmaceuticals directly to nerve fibers. In 1997, the Company completed a full U.S. market release of PainDoc(R), a pen-based computer system that works in tandem with the Company's CompuStim devices to assist physicians and their patients in optimizing the performance of the Company's SCS devices both pre- and post-operatively. The Company believes that its CompuStim products, which are powered by radio frequency transmitters external to the body, are the technological leaders in the field.

                               RECENT DEVELOPMENTS

On January 30, 1998, the Company completed the sale of substantially all of the assets of its cardiovascular and intravenous fluid product lines (the "CVS Operations") to Atrion Corporation ("Atrion"). The CVS Operations designed, developed, manufactured and marketed cardiovascular products (including pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. The cardiovascular products of the CVS Operations also included the Quest MPS(R) myocardial protection system, a sophisticated system designed to manage the delivery of solutions to the heart during open-heart surgery. Revenue for the CVS Operations was $14.3 million, $14.7 million and $14.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company received approximately $24 million in cash for the assets of the CVS Operations, subject to post-closing adjustments as defined in the purchase agreement, which assets included accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment and intangible assets including patents, trademarks and purchased technology.

The CVS Operations have been accounted for as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995. Net assets of the CVS Operations have been presented on the Consolidated Balance Sheets as net assets of discontinued operations. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 11 - "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements.

                                    PRODUCTS

BACKGROUND

SCS devices employ neuromodulation, which includes the process of electrically stimulating nerve fibers along the spinal cord to reduce chronic severe neuropathic pain by "masking" the pain signals sent to the brain. Neuropathic pain usually arises from nerve damage. SCS device implantation manages the pain associated with failed back surgery syndrome (FBSS), peripheral neuropathy, phantom limb or stump pain, ischemic pain and reflex sympathetic dystrophy
(RSD), also known as complex regional pain syndrome (CRPS).

The market for SCS devices is currently divided between Radio Frequency (RF) stimulators, which use an external power source, and stimulators that utilize implantable battery driven systems known as implantable pulse generators (IPGs). According to Montgomery Securities (Vol. 27, December 5, 1996 report), lPG devices account for 80 percent of the number of SCS procedures performed, with RF-coupled devices accounting for the remainder. The Company currently designs, develops, manufactures and markets RF SCS devices and is in the process of developing an IPG device. The primary advantage of the RF device revolves around the benefits of the system's external battery. An external battery system allows the patient to recharge the device by simply changing out a special nine volt battery. The IPG requires surgical intervention, revision and replacement after two to four years. Due to its inexpensive power system, the RF device can be programmed with a wide range of amplitude, frequency and pulse width settings for a variety of programs controlled by the patient. These features make the RF devices the most cost efficient for long-term SCS treatment. On the other hand, IPG devices provide the convenience of a completely internalized system, although they involve added long-term cost when repeat surgeries are required to replace the IPG power source. Both RF and IPG systems have their place in the pain physician's device armamentarium. RF systems are most often prescribed for patients who have complex bilateral pain syndromes or large pain topographies that require high power levels. IPGs are most often prescribed for patient's with simple unilateral and single extremity pain complaints or indications with low power requirements.

SCS DEVICES

The Company's RF SCS systems consist of three primary components: leads, a receiver and a transmitter. The leads are most commonly placed percutaneously through the skin into the epidural space of the spinal column. This procedure for lead placement is similar to that employed by anesthesiologists in routine epidural procedures. Typically, one or two leads are inserted, each of which has multiple electrodes that can be used to stimulate the targeted nerve roots of the spinal cord. Laminotomy style (paddle) leads are also available for neurosurgeons or orthopedic surgeons who prefer to insert leads in an open surgical procedure approach. The leads are then connected to a passive receiver, which is implanted under the skin on the side of the abdomen. The receiver contains electronics that receive RF energy and data from a source (the transmitter) outside the body, and delivers the prescribed electrical pulses to the leads. The transmitter is approximately the size of a pager, and is typically worn on a belt. Since it is external to the body, the transmitter can be easily programmed and serviced as needed, and its battery can be simply recharged or replaced.

ANS's predecessor, Neuromed, Inc. ("Neuromed"), introduced its first product, the Multiprogrammable Spinal Cord Stimulator, or Multistim(R), in 1979. Since that time, the Company has played a significant role in the development of SCS products. Multistim incorporated a quadrapolar electrode system within a single lead, and was considered a major innovation in the field of neuromodulation because it significantly reduced surgical time, cost and risk. Since the launch of Multistim, the Company has developed and introduced a wide range of RF SCS systems with a variety of options to accommodate different applications and degrees of pain.

The Company's CompuStim systems include four, seven, eight and sixteen electrode leads; simple and complex receivers; and an external battery powered transmitter. The Company believes that the CompuStim product line's multi-electrode leads and advanced multiprogrammable technology have changed the manner in which neuromodulation is performed worldwide. For example, the Company's "Dual Octrode" device, a system of dual leads with eight electrodes introduced in 1995, creates a targeted current density that appears to be especially effective in relieving chronic axial (or body trunk) pain. Previously, quadrapolar SCS systems only relieved the leg pain associated with FBSS. Industry sources support the view that the Dual Octrode device provides improved pain relief to both the legs and the back. Consequently, although the Dual Octrode device has only been on the United States market since February 1995, it now accounts for approximately 62 percent of the Company's current units sold and, in the Company's judgment, is the technological leader in the SCS field. The Company believes that the long term results of SCS in the treatment of pain have improved as a result of the technological superiority of ANS products. Moreover, the ease of use of the system has expanded the potential market for these products.

The Company believes its RF-coupled SCS devices represent a strong base for penetration of the broader neuromodulation market. The Company has begun development of an IPG system and a constant rate implantable drug pump to better serve the broad needs of the pain management market. By offering an IPG and implantable drug pump, the Company can serve the largest segments of the pain management market, leverage its sales and marketing capabilities and address a number of new indications such as chronic intractable angina, urinary urge incontinence, spasticity, essential tremor and tremor associated with Parkinson's disease.

PAINDOC

In early 1997 the Company began marketing PainDoc, a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of the Company's SCS devices both pre- and post-operatively. PainDoc interfaces with the Company's CompuStim transmitters to optimize SCS therapy and document treatment outcomes. PainDoc allows the physician to input information regarding the patient's description of the location and intensity of the patient's pain. The resulting "pain map" is then analyzed by the computer to assess and select the most effective stimulation sets, or combination of multi-electrode stimulation arrays, to treat the pain. The selected arrays are uploaded into the patient's CompuStim transmitter. After a trial period, the patient reports to the physician the location and level of pain relief. These trial results are uploaded back into PainDoc for the physician's objective review and analysis. The physician can visually compare the patient's pain map against a stimulation map and assess whether desired levels of pain relief have been obtained and whether excess stimulation has been delivered.

PainDoc enables the physician to program up to 24 different stimulation sets delivering electrical stimulation every 50 milliseconds to expand pain area coverage and relief. The Company believes that PainDoc should also allow physicians to create a broad based database tool that, by using a standardized methodology, will enable physicians to share and compare outcomes data, which can then be used to deliver more efficacious pain relief to individual patients. The Company believes that PainDoc and CompuStim devices used in tandem should significantly enhance the effectiveness, flexibility and precision of managing chronic neuropathic pain. The Company expects PainDoc to promote the selection of the Company's CompuStim devices for SCS procedures, especially as SCS devices become more complex and the pain management process becomes more refined. In October 1995, the Company received 510(k) approval from the FDA to market PainDoc as an interactive medical treatment device. See Item 1: "Business-Other Business Matters-Government Regulation."

                             OTHER BUSINESS MATTERS

MARKETING AND MAJOR CUSTOMER

ANS historically relied on specialty distributors to market its SCS devices. During 1996, however, the Company made the strategic decision to replace certain distributors in specified geographic markets with commissioned sales agents. Currently, the Company has ten specialty distributors who employ thirty personnel to market the SCS devices. In addition, the Company has ten commissioned sales agents and two direct sales representatives who sell the Company's SCS devices. The Company employs three regional sales managers who oversee the distributors, sales agents and direct representatives. Internationally, the Company sells product to 16 specialty distributors who represent ANS in 21 countries. The primary medical specialists the Company targets in its marketing efforts are anesthesiologists, neurosurgeons and orthopedic surgeons. Although neurosurgeons were the first practitioners to use SCS applications, anesthesiologists now account for a greater percentage of sales as the relative number of these practitioners has grown and as the understanding and acceptance of SCS treatment has increased. The Company derives 92 percent of net revenues attributable to its SCS devices from domestic sales and approximately 8 percent from export sales.

During 1997, 1996 and 1995, the Company had one major customer that accounted for 10 percent or more of its net revenue. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.7 million, $2.6 million and $2.7 million, or 25 percent, 22 percent and 26 percent of ANS's net revenue for the years ended December 31, 1997, 1996 and 1995, respectively. While the Company believes its relations with Sun Medical are good, the loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

In 1997, the Company focused its research and development efforts on the continued development of SCS devices and ongoing research and development of new products in the neuromodulation market, such as an IPG system and a constant rate implantable drug pump. The Company expended $977,000 (6.6 percent of net revenue) on SCS-related research and development activities in 1997, compared to $1.3 million (11.5 percent of net revenue) in 1996. The Company expects to increase its investment in research and development during 1998 and has budgeted expenditures of $2.7 million. These expenditures will be directed toward development of next generation RF SCS systems, an implantable constant rate drug pump, and development of an IPG system. The Company has entered into a development and manufacturing contract with Hi-tronics Design, Inc., a premier contract engineering and manufacturing firm, to develop an IPG. IPG systems currently account for 80 percent of the SCS units sold worldwide. Management expects the IPG system to be ready for clinical trials in the United States and market introduction internationally in early 1999. The IPG system will not only allow the Company to compete in the largest segment of the SCS market but potentially expand the markets for the Company's products for use in applications such as deep brain stimulation to treat essential tremor and tremor associated with Parkinson's disease, epilepsy, urinary incontinence, angina and peripheral vascular disease. The Company is pursuing strategic alliances that may partially fund research and development expenditures during 1998. As of March 1998, ANS had an in-house research and development staff of 13 engineers, technicians and designers, as compared to 10 in March 1997. The Company anticipates hiring 3 additional personnel during the remainder of 1998 for its research and development efforts.

MANUFACTURING

The Company manufactures and packages its SCS products at its manufacturing facility in Allen, Texas. This facility received ISO 9001 certification (for design and manufacturing processes) in July 1995. See Item 1. "Business-Other Business Matters-Government Regulations."

The Company's manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products. The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources. For example, the Company currently relies on a single supplier for a computer chip used in the receiver and transmitter of its SCS systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date, has not determined when this will occur. The supplier has agreed to notify the Company once a date has been determined and allow the Company to place a final one-time purchase order for the computer chip. In the interim, the Company is maintaining a higher than normal inventory of the computer chip. In addition, the Company is developing a custom computer chip under its development agreement with Hi-tronics Design, Inc. to replace the existing computer chip and expects such chip to be available during the latter half of 1999. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect the Company's ability to deliver finished products on time.

The Company devotes significant attention to quality control. Its quality control measures begin at the manufacturing level where components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Finished components are shipped to outside processors for ethylene oxide gas sterilization.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. The Company believes that workers with these skills are readily available in the Dallas area.

COMPETITION

In marketing its SCS products, the Company competes with one other significant supplier, Medtronic, Inc. Medtronic has substantially greater financial resources and engages in substantially greater research and development and marketing efforts. Medtronic also holds a substantial majority share of the market and sells both RF-coupled systems and IPG devices.

The Company believes that the principal competitive factors in the neuromodulation market are cost-effectiveness, impact on patient outcomes, product performance, quality and ease of use, technical innovation and customer service. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, manufacturing capability, close customer relations and support and its strategy to increase its offerings of products within the neuromodulation market.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

The Company currently owns four United States patents and also owns three foreign patents. In management's view, these patents offer reasonable coverage of its SCS devices' electrode, receiver and transmitter technology. These patents cover both RF-coupled devices and IPG systems, although the Company currently manufactures only RF-coupled devices. Pending patent applications concern the PainDoc computer system and the Company's innovative Multistim technology.

The Company also licenses four United States patents and one foreign patent from the University of Minnesota relating to the implantable constant rate drug pump the Company is currently developing.

The validity of any patents issued to the Company may be challenged by others and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. The loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to the SCS product line could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Claims by competitors and other third parties that the Company's products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The interventional pain management market is characterized by extensive patent and other intellectual property claims, which can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and the outcome of this litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

MULTISTIM, PAINDOC, UNISTIM and OCTRODE are among the Company's registered trademarks and COMPUSTIM is among its nonregistered trademarks. Registration applications are pending for various trademarks the Company believes have value in the marketplace, including Advanced Neuromodulation Systems and ANS.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities such as the Company comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, injunctive actions or civil penalties and criminal prosecutions of the Company or responsible employees, officers and directors. The Company was last inspected in the summer of 1996, with no major violations found.

Under the FDA's requirements, a new medical device cannot be released for commercial use until a pre-market approval application (a "PMA") has been filed with the FDA and the FDA has approved the device's release. If a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of the Company's currently marketed products have been the subject of successful 510(k) submissions, the Company believes that because the products the Company currently has in development are more innovative, most of these products will require the PMA submission process, which is lengthier and more costly than the 510(k) process.

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

The Company obtained certification and was registered as an ISO 9001 compliant company on July 1, 1995. The ISO 9001 registration is the most stringent standard in the ISO series and lasts for three years. The German notified body, Landesgewerbeanstalt Bayern ("LGA") issued the certificate. The ISO 9001 standards cover design, production, installation and servicing of products. The Company is subject to an annual audit by the notified body to maintain the registration. The Company was then certified to be in compliance with the Medical Device Directive ("MDD") as well as ISO 9001 by the notified body TUV Rheinland ("TUV") in July 1996. Subsequently, in December 1996, ANS's implantable products were certified to be in compliance with the Active Implantable Medical Directive ("AIMD") by TUV product services, another notified body. These certifications were sought and obtained for the purpose of getting the CE mark which represents product approval throughout the European Union. As a result, the CE mark is maintained on all ANS products.

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

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

The Company's products are purchased primarily by hospitals and other users, which then bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies, managed care and worker's compensation organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have an adverse impact on the Company's business, financial condition and results of operations. Third party payers are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental or was used for an unapproved application.

The Company's SCS devices, while cost-effective compared to repeat back surgeries, have encountered some resistance to third party reimbursement. Although Medicare, Medicaid and many private insurers reimburse for the SCS device and procedure, especially after repeat back surgeries have failed to relieve the chronic pain, some managed care and private payers occasionally refuse to reimburse for SCS devices or restrict reimbursement. There can be no assurance that in the future, third party payers will continue to reimburse for the Company's products, or that their reimbursement levels will not adversely affect the profitability of the Company's products. In addition, the cost of health care has risen significantly over the past decade, and there have been and will continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators and regulators and third party payers to curb these costs. There has also been a significant increase in the number of Americans enrolling in some form of managed care plan. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. The Company cannot predict what continuing or future impact existing or proposed legislation, regulation or such third party payer measures may have on its future business, financial condition or results of operations.

Changes in reimbursement policies and practices of third party payers could have a substantial and material impact on sales of certain of the Company's products. The development or increased use of more cost-effective treatments could cause such payers to decrease or deny reimbursement to favor these other treatments.

EMPLOYEES

As of March 16, 1998, the Company employed 100 full-time employees, 13 in research and development, 21 in sales and marketing, 53 in manufacturing and related operations, and the remainder in executive and administrative positions. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ADVISORY BOARDS

The Company has established the Advanced Neuromodulation Systems Advisory Board (the "ANSAB"), which is comprised of individuals with substantial expertise in neuromodulation and pain management. Members of the Company's management and scientific and technical staff consult closely with the ANSAB to identify specific areas where techniques are changing and where existing products do not adequately fulfill the needs of the pain physician. The ANSAB helps management evaluate new product ideas and concepts and once a product is approved for development, its subsequent design and development. The ANSAB may also participate in the clinical testing of products developed.

Certain members of the ANSAB are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The members of the ANSAB may also serve as consultants to other medical device companies. No members of the ANSAB are expected to devote more than a small portion of their time to the Company.

ITEM 2.       PROPERTIES

The Company owns and occupies a manufacturing facility and executive office in Allen, Texas (located north of Dallas). The facility covers approximately 107,000 square feet and was constructed during 1993 on a 19.2 acre tract that the Company acquired in 1985. The Company borrowed $4.4 million from MetLife Capital Corporation to construct and outfit this facility. This financing is collateralized by the Allen land, the Allen facility and certain equipment of the Company (see Note 5 of the "Notes to Consolidated Financial Statements").

In connection with the sale of the CVS Operations, the Company agreed to lease space in the Allen facility to Atrion for up to one year for $24,606 per month, and also granted Atrion a nine-month option to purchase the facility for $6.5 million. If Atrion purchases the facility, the Company would receive another $2.7 million in net proceeds after paying off the mortgage. If Atrion exercises its option, the Company would lease a facility for its manufacturing, storage and executive offices in the general vicinity of the Allen, Texas facility. Management believes that leasing and moving to a new facility would not have a material adverse effect on the Company. If Atrion does not purchase the facility, the Company believes it should be able to locate a suitable replacement tenant to defray a portion of the corporate overhead otherwise associated with the Allen facility.

ITEM 3.       LEGAL PROCEEDINGS

The Company is a party to product liability claims related to ANS's SCS devices. Product liability insurers have assumed responsibility for defending the Company against these claims, subject to reservation of rights in certain cases. While historically product liability claims for ANS SCS devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that the Company's current SCS business and future ANS neuromodulation products will not be adversely affected by these product liability claims. While the Company seeks to maintain appropriate levels of product liability insurance with coverage that the Company believes is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that the Company will avoid significant future product liability claims relating to its SCS devices.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently quoted on the Nasdaq Stock Market under the symbol "QMED." The Company intends to submit to its shareholders a proposal to change its name to "Advanced Neuromodulation Systems, Inc." and in connection with that name change, intends to change its trading symbol to "ANSI" on or about May 28, 1998. On March 16, 1998, there were approximately 763 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sales prices for the Company's common stock. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.



      1996:                                           HIGH                       LOW
      -----                                           ----                       ---
      First Quarter                                 $  14.50                  $   10.25
      Second Quarter                                $  14.38                  $    6.00
      Third Quarter                                 $   9.13                  $    5.63
      Fourth Quarter                                $   8.25                  $    5.75

      1997:                                           HIGH                       LOW
      -----                                           ----                       ---
      First Quarter                                 $   8.13                  $    5.94
      Second Quarter                                $   9.22                  $    5.75
      Third Quarter                                 $  10.50                  $    8.25
      Fourth Quarter                                $  10.00                  $    6.38

      1998:                                           HIGH                       LOW
      -----                                           ----                       ---
      First Quarter                                 $   8.75                  $    6.50
      (through March 16, 1998)

To date, the Company has not declared or paid any cash dividends on its common stock and the Board of Directors does not anticipate paying cash dividends on the Company's common stock in the foreseeable future.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock. The Company's purchases may be effected through open market purchases, block transactions, privately negotiated purchases or otherwise. Purchases of the Company's common stock will be effected at prices and terms to be determined in light of then current circumstances, are completely discretionary and may be temporarily or permanently suspended at any time without notice. Through March 16, 1998, the Company has repurchased 73,000 shares of its common stock at an aggregate cost of $508,000 (including commissions).

ITEM 6.       SELECTED FINANCIAL DATA


-----------------------------------------------------------------------------------------
                                               Years Ended December 31
                              1997           1996       1995(1)        1994      1993(2)
                         -----------     ----------    --------      ---------   --------
                                       (in thousands, except per share data)
Statement of
Operations Data: (3)

  Net revenue              $ 14,718      $ 11,403      $ 10,434      $      --  $   --
  Gross profit                9,878         8,088         7,682             --      --
  Research and
    development
    expense                     977         1,316           808             --      --
Purchased research
    and development              --            --        10,500             --      --
  Marketing, general
    and
    administrative
    and amortization
    expenses                  6,815         6,257         3,796             --      --
  Earnings (loss)
    from operations           2,086           515        (7,421)            --      --
  Net earnings (loss)
    from continuing
    operations                  818           115        (8,906)            --      --
  Earnings (loss)
    from discontinued
    operations                  (93)         (527)       (1,199)        (1,719)    647
  Net earnings (loss)      $    724        $ (412)     $(10,374)      $ (1,719)  $ 816


Diluted earnings
(loss) per share
per share:(4)

     Continuing operations $    .09         $ .01      $  (1.42)     $      --   $  --
     Discontinued
      operations           $   (.01)        $(.06)     $   (.19)     $    (.33)  $ .12
     Extraordinary item
      (1995) and change in
      accounting principle
       (1993)              $     --         $  --      $   (.05)     $      --   $ .03
     Net earnings (loss)   $    .08         $(.05)     $  (1.66)     $    (.33)  $ .15


---------------------------------------------------------------------------------
                                            Years Ended December 31
                            1997        1996        1995        1994       1993
                         --------     -------     -------     -------     -------
                                               (in thousands)
Balance Sheet Data:

   Cash, cash equivalents
     and marketable
     securities          $ 2,204    $  2,206     $ 3,914     $ 5,262     $ 6,594
   Working capital        14,128      11,088      12,183       7,411       9,566
   Total Assets           48,982      47,188      44,496      24,235      26,739
   Short-term notes
     payable and
     current maturities
     of long-term notes
     payable               8,257       2,084       1,616       2,759       2,297

   Notes payable,
    excluding current
    maturities             3,635      11,912       8,558       4,124       4,101
   Stockholders' equity  $33,906     $30,993     $30,870     $15,931     $18,252

----------------------

(1)Includes results of ANS from March 31, 1995. The net loss for 1995 reflects a charge of $10,500, or $(1.68), for purchased in-process research and development incurred in connection with the ANS acquisition and an extraordinary charge of $269, or $(.05) per share, for the write-off of capitalized debt issuance costs due to early repayment of bank debt with the proceeds from a public offering completed in November 1995.

(2)Net earnings include a positive cumulative effect of a change in accounting principle of $169, or $.03 per share, from adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(3)On January 30, 1998, the Company sold its cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations. See Note 11 of the Notes to Consolidated Financial Statements.

(4)Per share amounts for 1993 restated to reflect 3 percent stock dividend.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

     OVERVIEW

     On January 30, 1998, the Company sold the assets of the CVS Operations, including its MPS(R) myocardial protection system product line, to Atrion (see Note 11 - "Sale of CVS Operations/Discontinued Operations"). The Company received approximately $24 million in cash from the sale, subject to post-closing adjustments as defined in the purchase agreement. The Company also granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During the option period, the Company will lease space to Atrion for the CVS Operations for $24,606 per month. In turn, the Company is leasing certain office and computer equipment from Atrion for $13,175 per month.

     Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The Company expects to report a pretax gain on the transaction of $8.3 to $8.5 million, which will be included in the Company's results for the quarter ended March 31, 1998. This pretax gain is net of $1,005,000 compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations (see Note 7 - "Stockholders' Equity"). The Company utilized $9 million of the proceeds from the sale to retire debt and pay expenses related to the transaction. The Company intends to utilize the remaining proceeds for working capital for its expanding ANS business or for the repurchase of issued and outstanding shares. On January 20, 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock at prices and terms to be determined in light of then current circumstances. Through March 16, 1998, the Company has repurchased 73,000 shares of its common stock at an aggregate cost of $508,000 (including commissions).

     The CVS Operations have been accounted for as discontinued operations in the Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995.

     RESULTS OF OPERATIONS

     Comparison of the Years Ended December 31, 1997 and 1996

     Revenues. Net revenue from continuing ANS operations of $14.7 million for the year ended December 31, 1997, was $3.3 million, or 29 percent, above the level for the comparable 1996 period of $11.4 million. This increase during 1997 was the result of higher unit sales volume, principally in the United States. During 1996 and into the first quarter of 1997, the Company dedicated significant engineering and marketing resources to build the infrastructure at ANS and improve the current products of ANS to transform ANS into an industry leader and compete effectively in the SCS market. Management believes these measures account for the increase in net revenue during the 1997 period compared to the same period during 1996. Management expects that ANS revenue during 1998 will continue to increase from 1997 levels and is actively exploring strategic alliances that will improve its market position through new technologies, additional product offerings, and enhanced distribution channels.

     Gross Profit. Gross profit increased during 1997 to $9.9 million compared to $8.1 million in 1996. As a percentage of net revenue, however, gross profit decreased to 67.1 percent in 1997 compared to 70.9 percent during 1996. This decrease in gross profit margin during 1997 was due, for the most part, to a $479,000 expense for the write-off of ANS inventory of previous designs. As mentioned above, during 1996 the Company dedicated a significant amount of time and effort to improve the design and performance of ANS products. Due to the acceptance and superior performance of the current design of ANS products, management decided that inventories of previous designs should be written off and recorded such expense during the second quarter of 1997.

     Operating Expenses. Total operating expenses of $7.8 million during 1997 increased slightly from the 1996 level of $7.6 million, although as a percentage of net revenue, such expenses decreased to 52.9 percent during 1997 from 66.4 percent in 1996.

     Research and development expense decreased to $977,000 in 1997, or 6.6 percent of 1997 net revenue, from $1.3 million during 1996, or 11.5 percent of 1996 net revenue. This decrease during 1997 compared to 1996 was the result of lower salary and benefit expense from personnel reductions, lower consulting expense, and lower regulatory expense. The Company expects to increase its investment in research and development during 1998 and has budgeted expenditures of $2.7 million. These expenditures will be directed toward development of next generation RF SCS systems, an implantable constant rate drug pump, and development of an IPG system. The Company has entered into a development and manufacturing contract with Hi-tronics Design, Inc., a premier contract engineering and manufacturing firm, to develop an IPG. IPG systems currently account for 80 percent of the SCS units sold worldwide. Management expects the IPG system to be ready for clinical trials in the United States and market introduction internationally in early 1999. The IPG system will not only allow the Company to compete in the largest segment of the SCS market but potentially expand the markets for the Company's products for use in applications such as deep brain stimulation to treat essential tremor and tremor associated with Parkinson's disease, epilepsy, urinary incontinence, angina and peripheral vascular disease. The Company is pursuing strategic alliances that may partially fund research and development expenditures during 1998.

     Marketing expense, as a percentage of net revenue, decreased to 27.0 percent in 1997 from 29.3 percent in 1996, while the dollar amount increased from $3.3 million during 1996 to $4.0 million in 1997. This dollar increase during 1997 was attributable to additional expense related to higher commissions, clinical study and training expense for new users of ANS products.

     General and administrative expense decreased from $2.1 million during 1996 to $1.8 million in 1997 and as a percentage of net revenue, decreased to
     12.0 percent in 1997 from 18.3 percent during 1996. This decrease in expense during 1997 was principally the result of a charge during 1996 of $198,000 to write off an accounts receivable from a former ANS distributor who filed bankruptcy.

     Amortization of ANS intangibles increased from $826,000 in 1996 to $1.1 million during 1997, mostly due to patents acquired during February 1997 from the former owner of Neuromed.

     Earnings From Operations. Earnings from operations for 1997 totaled $2.1 million compared to $515,000 in 1996 due to increased gross profit from higher sales of ANS products.

     Other Expense. Other expense increased to $536,000 in 1997 compared to $81,000 during 1996 as a result of three factors. First, the Company's interest expense increased by $207,000 during 1997 compared to 1996 as a result of higher levels of borrowing and higher overall interest rates on borrowed money. Second, the Company's interest income declined by $85,000 during 1997 compared to 1996 as a result of lower funds available for investment combined with overall lower rates of return. Finally, during 1996 the Company realized gains of $137,000 on the sale of marketable securities compared to a loss of $26,000 during 1997, a reduction of $163,000.

     Income Taxes. The Company's income tax expense increased to $733,000 during 1997 from $320,000 in 1996 due to higher earnings from operations. This represents effective tax rates of 47.3 percent in 1997 and 73.6 percent in 1996. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate during both 1997 and 1996 compared to the U.S. statutory rate for corporations of 34 percent.

     Net Earnings From Continuing Operations. Net earnings from continuing operations increased to $818,000 in 1997 from $115,000 during 1996 as a result of the higher earnings from operations due to increased gross profit from higher sales of ANS products.

     Loss From Discontinued Operations. The loss from discontinued operations decreased to $93,000 during 1997 from $527,000 in 1996. This decrease in the loss in 1997 compared to 1996 was solely the result of lower operating expenses which decreased from $7.4 million in 1996 to $6.2 million during 1997 primarily due to lower research and development expense and lower marketing expense (see Note 11 - "Sale of CVS Operations/Discontinued Operations").

     Net Earnings. Net earnings increased to $724,000 during 1997 compared to a net loss during 1996 of $412,000 due to increased net earnings from continuing operations combined with a reduction in the loss from discontinued operations.

     Comparison of the Years Ended December 31, 1996 and 1995

     Revenues. Net revenue from ANS products of $11.4 million for the year ended December 31, 1996, was $1.0 million above the level for the comparable 1995 period of $10.4 million. This increase during 1996 was attributable to including a full twelve months of revenue compared to only nine months of revenue in 1995 since ANS, formerly Neuromed, Inc. was acquired on March 31, 1995. Revenue during 1996 was impacted by several factors. First, the Company made the strategic decision in 1996 to market its ANS products through commissioned sales agents rather than distributors in certain geographical areas of the United States. This decision resulted in a decrease of approximately $300,000 in revenue during 1996 due to the return of inventories from those distributors whom the Company decided to replace with sales agents. Second, the Company introduced the next generation of multi-electrode leads in 1996, which prompted delays in purchase commitments. Finally, during early 1996, management announced plans to rebuild the infrastructure at ANS and improve the current products of ANS to transform ANS into an industry leader and compete effectively in the SCS market.

     Gross Profit. Gross profit during 1996 increased to $8.1 million compared to $7.7 million in 1995. As a percentage of net revenue, gross profit decreased to 70.9 percent in 1996 from 73.6 percent during 1995 due to higher manufacturing overhead expenses as a result of the relocation of ANS from Florida to the Company's larger Allen, Texas facility.

     Operating Expenses. Total operating expenses decreased to $7.6 million during 1996 from $15.1 million in 1995. In connection with the March 1995 acquisition of Neuromed, Inc., $10.5 million of the aggregate purchase price was identified as purchased in-process research and development, and in accordance with generally accepted accounting principles, was charged to expense with no related tax benefit during 1995. Excluding such expense, operating expenses increased during 1996 to $7.6 million from $4.6 million in 1995. Part of this increase during 1996 was the result of the 1995 period including only nine months of expense from the date of acquisition of March 31, 1995.

     Marketing expense, as a percentage of net revenue, increased to 29.3 percent in 1996 from 15.7 percent during 1995, and the dollar amount increased by $1.7 million related to additional salary, benefit, commission, travel, samples and promotional expense. The 1995 period included only nine months of expense. During 1996, the Company reorganized part of its ANS distribution network replacing several distributors in certain areas of the United States with eight commissioned sales agents and three direct regional managers. Also during 1996, the Company designed ANS training, customer support and sales and marketing materials and videos and continued those efforts into early 1997. During 1996, the Company reestablished relationships with key implanters who had discontinued using the ANS products prior to the Company's acquisition.

     Research and development expense increased to $1.3 million during 1996 from $808,000 in 1995 due to significant engineering resources devoted by the Company during 1996 to improve ANS products and the 1995 period including only nine months of expense.

     General and administrative expense increased to $2.1 million in 1996 from $1.7 million during 1995 due, for the most part, to an expense during 1996 of $198,000 to write-off an accounts receivable from a former ANS distributor who filed bankruptcy and the 1995 period including only nine months of expense.

     Amortization of intangibles increased to $826,000 during 1996 from $492,000 in 1995 due to additional goodwill expense.

     Earnings From Operations. Earnings from operations for 1996 totaled $515,000 compared to a loss from operations of $7.4 million in 1995. This increase during 1996 was primarily the result of the $10.5 million expense in 1995 for purchased in-process research and development. Excluding such expense, earnings from operations decreased from $3.1 million in 1995 to $515,000 in 1996, reflecting higher operating expenses discussed above.

     Other Expense. Other expense decreased during 1996 to $81,000 compared to $574,000 during 1995 due to lower interest expense since the 1995 period includes interest expense on borrowed money to finance the purchase of ANS, which was repaid during the fourth quarter of 1995 from the proceeds of a public offering. Interest income decreased $260,000 from 1995 levels due to reduced funds available for investment. This decrease was partially offset, however, by a $108,000 increase in gains on the sale of marketable securities.

     Income Taxes. The Company recorded income tax expense of $320,000 during 1996, an effective tax rate of 73.6 percent which is considerably higher than the U.S. statutory rate of 34 percent for corporations due to the nondeductibility of amortization of costs in excess of net assets acquired (goodwill). During 1995, the Company recorded income tax expense of $911,000 despite a net loss from continuing operations of $8.0 million as a consequence of the nondeductibility of the $10.5 million expense for purchased research and development and amortization of costs in excess of net assets acquired.

     Net Earnings From Continuing Operations. Net earnings from continuing operations increased to $115,000 in 1996 from a net loss of $8.9 million in 1995 primarily due to the $10.5 million expense during 1995 for purchased research and development incurred in connection with the Neuromed acquisition. Excluding this $10.5 million expense, the Company's net earnings from continuing operations decreased from $1.6 million in 1995 to $115,000 due to increased operating expenses discussed above.

     Loss From Discontinued Operations. The loss from discontinued operations decreased to $527,000 in 1996 from $1.2 million during 1995. This decrease in the loss in 1996 compared to 1995 was primarily the result of lower operating expenses, which decreased from $8.4 million in 1995 to $7.4 million during 1996 as a consequence of lower research and development expenditures in 1996 due to the completion of the development of the Company's Myocardial Protection System product.

     Net Loss. The net loss decreased from $10.4 million in 1995 to $412,000 in 1996 primarily due to the $10.5 million expense during 1995 for purchased research and development incurred in connection with the Neuromed acquisition. Excluding this $10.5 million expense, the Company's net loss of $412,000 in 1996 compared to net earnings of $126,000 in 1995 and resulted from increased ANS operating expenses discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     In the sale of assets of the CVS Operations to Atrion, the Company received cash proceeds of approximately $24 million, subject to post-closing adjustments as defined in the purchase agreement, which significantly enhanced the Company's financial position. The Company utilized approximately $9 million of the proceeds to retire short-term notes payable and related expenses of the transaction. After such repayment, the Company at January 31, 1998, had cash in excess of $17 million and no debt other than its Allen facility mortgage of $3.8 million (see Note 5 - "Notes Payable" and Note 11 - "Sale of CVS Operations/Discontinued Operations"). The Company also granted Atrion a nine-month option to purchase the Allen facility for $6.5 million and is leasing space in the Allen facility to Atrion under a lease agreement which expires on January 31, 1999. If Atrion exercises the purchase option on the Allen facility, the Company would receive another $2.7 million in net proceeds after paying off the mortgage.

     At December 31, 1997, prior to the CVS sale, the Company's working capital increased from $11.1 million at year-end 1996 to $14.1 million at year-end 1997. The ratio of current assets to current liabilities was 2.5:1 at December 31, 1997, compared to 4.0:1 at December 31, 1996. Cash, cash equivalents and marketable securities totaled $2.2 million at December 31, 1997, a slight increase from the 1996 year end's level of $2.1 million.

     During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock. During February 1998, the Company repurchased 73,000 shares of its common stock at an aggregate cost of $508,000.

     Management expects capital expenditures during 1998 of about $2.2 million. These expenditures primarily relate to manufacturing tooling and equipment for the new products that the Company is developing, including next generation RF SCS systems, an IPG system and a constant rate implantable drug pump.

     Management believes that its cash, cash equivalents and marketable securities after the sale of the CVS Operations and funds generated from operations will be sufficient to satisfy normal cash operating requirements, capital requirements and stock repurchases for the foreseeable future.

     CASH FLOWS

     Net cash provided by continuing operations increased to $2.1 million in 1997 compared to $168,000 in 1996 and a net use of cash during 1995 of $636,000. This improvement during 1997 compared to 1996 reflects the improved operating results of ANS. Primary uses of cash in continuing operations during 1997 were additional investments in inventories, prepaid expenses and other assets, and a reduction in the level of accounts payable. Primary uses of cash in continuing operations during 1996 were additional investments in inventories and a reduction in the level of accrued expenses. Primary uses of cash in continuing operations during 1995 were related to increased levels of accounts receivable and prepaid expenses and a reduction in accounts payable and accrued expenses. Net cash provided by discontinued operations increased to $391,000 in 1997 compared to net uses of cash during 1996 of $145,000 and $898,000 in 1995.

     Net cash used in investing activities was $5.7 million in 1997 compared to $956,000 in 1996 and $14.1 million during 1995. Primary uses of cash during 1997 were investments in property, plant and equipment of $1.3 million and payments to the former owner of Neuromed relating to patents and settlements of $4.5 million (see Note 3 - "Acquisition"). Primary uses of cash during 1996 were additions to property, plant and equipment of $1.9 million while during 1995 the Company used $16.0 million to acquire Neuromed and $1.5 million for additions to property, plant and equipment. Sources of cash from investing activities were $1.5 million in 1996 and $3.3 million in 1995 from the sale of certain of the Company's marketable securities.

     Net cash provided by financing activities was $3.3 million in 1997 compared to $305,000 in 1996 and $16.9 million during 1995. During 1997, cash was provided by the exercise of stock options ($922,000) and additional borrowings under short-term notes of $3.5 million. The Company used $1.2 million during 1997 to repay debt. During 1996, the primary source of cash from financing activities was the exercise of stock options ($559,000) while the Company used cash to repay $151,000 of mortgage debt and $103,000 utilized in the redemption of the Company's shareholder rights plan. Primary sources of cash during 1995 were $15 million provided from borrowings under a senior-term bank facility, $1.9 million of additional borrowings under the Company's working capital line of credit, $369,000 from the exercise of stock options, and $15.2 million of net proceeds provided by a public offering. Primary uses of cash during 1995 were repayment of the $15 million senior-term bank indebtedness and $108,000 of mortgage debt.

     YEAR 2000

     The Year 2000 issue results from computer programs being written using two digits rather than four to identify an applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     Based on recent assessments of its computer systems and programs, the Company believes that its core manufacturing system software is fully Year 2000 compliant. Lesser internal applications may require minor modifications or replacement to attain full Year 2000 compliance and the Company intends to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. Management believes, however, that the Year 2000 issue does not pose significant operational problems for the Company's computer systems and that the financial impact of the issue has not been and should not be material to the Company's financial position or results of operations in any given year.

     OUTLOOK AND UNCERTAINTIES

     The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "will," "should," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect thereto, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; and
     (iii) the Company's business growth strategies. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the following:

     Product Development and Market Acceptance. The Company's growth depends in part on the development and market acceptance of new products, including next generation ANS products. There is no assurance that the Company will continue to develop successful products, that delays in product introduction will not be experienced, or that once such products are introduced, the market will accept them.

     Government Regulation. The Company's business is subject to extensive government regulation, principally by the FDA. The regulatory process, especially as it relates to product approvals, can be lengthy, expensive and uncertain.

     Single-Sourced Components. The Company relies on a single supplier for the computer chip used in two components of its SCS systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date, has not determined when this will occur. The supplier has agreed to notify the Company once a date has been determined and allow the Company to place a final one-time purchase order for the computer chip. In the interim, the Company is maintaining a higher than normal inventory of the computer chip. In addition, the Company is developing a custom computer chip under its development agreement with Hi-tronics Design, Inc. to replace the existing computer chip and expects such chip to be available during the latter half of 1999. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect the Company's ability to deliver finished products on time.

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

     Cost Pressures on Medical Technology. The overall escalating cost of medical products and healthcare results in significant cost pressure. Third party payers are under intense pressure to challenge the prices charged for medical products and services. The Company relies heavily on Medicare and Medicaid reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using the Company's products or the eligibility (or the extent or amount of coverage) of the Company's products could have an adverse impact on the Company's business, financial condition and results of operations.

     Potential Product Liability. The testing, manufacturing, marketing and sale of medical devices entail substantial risks of liability claims or product recalls.

     Reliance on Customer/Distributor. During 1997, ANS had one major customer that accounted for 10 percent or more of its net revenue. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.7 million, or 25 percent, of ANS's net revenue for the year ended December 31, 1997. While the Company believes its relations with Sun Medical are good, the loss of this or any other major customer could have a material adverse effect on the Company's business, financial condition and results of operations.

     Other Uncertainties. Other operating, financial or legal risks or uncertainties are discussed in this Form 10-K in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, dependence on key personnel and other risks and uncertainties.

     CURRENCY FLUCTUATIONS

     Substantially all of the Company's international sales are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for the ANS products by increasing the price of the ANS products in the currency of the countries in which the products are sold, although management does not believe currency fluctuations have had a material effect on the Company's results of operations to date.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors" and "Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)    Documents filed as part of this report.

       1. Financial Statements:
          See Index to Financial Statements on the second page of Appendix A.

       2. Financial Statement Schedules:*
          Schedule II - Valuation and Qualifying Accounts.
          See Appendix B.

          * Those schedules not listed above are omitted as not applicable or not required.

       3. Exhibits:  See (c) below.

(b)    Reports on Form 8-K.

       The Company filed a Form 8-K on December 31, 1997 to report the press release announcing the Company's entering into a definitive agreement on December 29, 1997 to sell the CVS Operations to Atrion. On February 13, 1998 the Company filed a Form 8-K to report the consummation of the sale of the CVS Operations to Atrion on January 30, 1998.

(c)    Exhibit:

      2.1 Agreement for the Purchase and Sale of All of the Issued Capital Stock of Neuromed, Inc. dated February 10, 1995, between Quest Medical, Inc. and William N. Borkan(5)

      2.2 Amendment Agreement dated March 17, 1995, between Quest Medical, Inc. and William N. Borkan(5)

      2.3 Letter Agreement dated as of September 23, 1995, by and between Quest Medical, Inc. and William N. Borkan(6)

      2.4 Asset Purchase Agreement, dated December 29, 1997, by and among Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and 2.3.(b))(9)

      3.1   Articles of Incorporation, as amended(6)

      3.2   Bylaws(1)

      4.1 Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(7)

      10.1 Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)

      10.2  Form of 1979 Employees Stock Option Agreement(3)

      10.3  Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)

      10.4  Form of Directors Stock Option Agreement(1)

      10.5  Quest Medical, Inc. 1987 Stock Option Plan(6)

      10.6  Form of 1987 Employee Stock Option Agreement(6)

      10.7  Quest Medical, Inc. 1995 Stock Option Plan(6)

      10.8  Form of 1995 Employee Stock Option Agreement(6)

      10.9 Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)

      10.10 Promissory Note dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Financial Corporation(4)

      10.11 Commercial Deed of Trust, Security Agreement and Assignment of Leases and Rents and Fixture Filing dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Financial Corporation(4)

      10.12 Term Promissory Note dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)

      10.13 Loan and Security Agreement dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)

      10.14 Supplemental Security Agreement Number One dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)

      10.15 Third Amended and Restated Credit Agreement dated as of March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas, N.A.(8)

      10.16 Promissory Note (Facility A. Note) in the original principal amount of $5,650,000 dated March 3, 1997(8)

      10.17 Promissory Note (Facility B. Note) in the original principal amount of $350,000 dated March 3, 1997(8)

      10.18 First Amended and Restated Security Agreement dated March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas, N.A.(8)

      10.19 First Amended and Restated Security Agreement dated March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of Texas, N.A.(8)

      10.20 First Amended and Restated Intellectual Property Security Agreement and Assignment dated as of March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas N.A.(8)

      10.21 First Amended and Restated Intellectual Property Security Agreement and Assignment dated as of March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of Texas, N.A.(8)

      10.22 First Amended and Restated License Agreement dated as of March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas, N.A.(8)

      10.23 First Amended and Restated License Agreement dated as of March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of Texas, N.A.(8)

      10.24 Guaranty of Advanced Neuromodulation Systems, Inc. in favor of NationsBank of Texas, N.A. under the Third Amended and Restated Credit Agreement dated as of March 3, 1997(8)

      10.25 Form of License Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

      10.26 Form of Lease Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

      10.27 Form of Option Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

      10.28 Agreement, dated December 31, 1997, by and among Quest Medical, Inc., its subsidiaries and affiliates and Thomas C. Thompson(10)

      11.1  Computation of Earnings Per Share(10)

      21.1  Subsidiaries(10)

      23.1  Consent of Independent Auditors(10)

      27.1 Financial Data Schedule - December 31, 1997(10)

      27.2 Restated Financial Data Schedule - December 31, 1996(10)

      27.3 Restated Financial Data Schedule - December 31, 1995(10)


-----------------------------------

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

 (8) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1996, and incorporated herein by reference.

 (9) Filed as an Exhibit to the report of the Company on Form 8-K dated February 13, 1998, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.

 (10)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998
                                   QUEST MEDICAL, INC.



                                   By: /s/ F. ROBERT MERRILL III
                                       -----------------------------------------
                                       F. Robert Merrill III, Chief Executive
                                       Officer, President, Executive Vice
                                       President-Finance, Treasurer and
                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                 Signature                        Title                                                  Date
                 ---------                        -----                                                  ----

   /s/ F. ROBERT MERRILL III               Chief Executive Officer, President,                       March 30, 1998
   --------------------------------------  Executive Vice President-Finance, Treasurer and
   F. Robert Merrill III                   Secretary (Principal Executive Officer)



   /s/ F. ROBERT MERRILL III               Chief Executive Officer, President,
   --------------------------------------  Executive Vice President-Finance, Treasurer and
   F. Robert Merrill III                   Secretary (Principal Financial and Accounting             March 30, 1998
                                           Officer)


   /s/ HUGH M. MORRISON                    Chairman of the Board and                                 March 30, 1998
   --------------------------------------  Director of Quest Medical, Inc.
   Hugh M. Morrison



   /s/LINTON E. BARBEE                    Director of Quest Medical, Inc.                            March 30, 1998
   --------------------------------------
   Linton E. Barbee


                 Signature                        Title                                                  Date
                 ---------                        -----                                                  ----
   /s/ ROBERT C. EBERHART                  Director of Quest Medical, Inc.                           March 30, 1998
   --------------------------------------
   Robert C. Eberhart



   /s/ RICHARD D. NIKOLAEV                 Director of Quest Medical, Inc.                           March 30, 1998
   --------------------------------------
   Richard D. Nikolaev



   /s/ MICHAEL J. TORMA                    Director of Quest Medical, Inc.                           March 30, 1998
   --------------------------------------
   Michael J. Torma

                                                                      APPENDIX A






                        CONSOLIDATED FINANCIAL STATEMENTS
                          INDEPENDENT AUDITORS' REPORT

                       THREE YEARS ENDED DECEMBER 31, 1997


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


                                      UNDER

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                      QUEST MEDICAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                       TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-K - ITEM 8




INDEPENDENT AUDITORS' REPORT



CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations - Three years ended December 31, 1997

Consolidated Statements of Stockholders' Equity - Three years ended December 31, 1997

Consolidated Statements of Cash Flows - Three years ended December 31, 1997

Notes to Consolidated Financial Statements

                         Report of Independent Auditors

The Board of Directors
Quest Medical, Inc.

We have audited the accompanying consolidated balance sheets of Quest Medical, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14A. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Medical, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                   /s/ERNST & YOUNG LLP
                                                   ------------------------
                                                   ERNST & YOUNG LLP


Dallas, Texas
February 25, 1998

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


ASSETS                                                               1997            1996
------                                                           -----------     -----------
Current assets:
    Cash and cash equivalents                                    $   747,828     $   696,196
    Marketable securities                                          1,455,864       1,366,089

    Receivables:
        Trade accounts, less allowance for doubtful
         accounts of $212,375 in 1997 and $160,000 in 1996         2,398,327       2,418,714
        Interest and other                                           209,595         134,162
                                                                 -----------     -----------
         Total receivables                                         2,607,922       2,552,876
                                                                 -----------     -----------

    Inventories:
        Raw materials                                              1,056,718       1,181,147
        Work-in-process                                              323,929         692,199
        Finished goods                                             1,597,840       1,136,851
                                                                 -----------     -----------
         Total inventories                                         2,978,487       3,010,197
                                                                 -----------     -----------

    Deferred income taxes                                          2,288,192         317,276

    Net assets, in 1997, and net current assets, in 1996, of
        discontinued operations sold in 1998                      12,831,318       6,356,543

    Prepaid expenses and other current assets                        476,716         450,128
                                                                 -----------     -----------
         Total current assets                                     23,386,327      14,749,305
                                                                 -----------     -----------

Property, plant and equipment:
    Land                                                           1,927,900       1,930,289
    Building and improvements                                      5,254,945       5,251,853
    Furniture and fixtures                                           624,753         605,899
    Machinery and equipment                                          920,879         407,254
                                                                 -----------     -----------
                                                                   8,728,477       8,195,295

    Less accumulated depreciation and
        amortization                                               1,317,362         889,841
                                                                 -----------     -----------
         Net property, plant and equipment                         7,411,115       7,305,454
                                                                 -----------     -----------

Cost in excess of net assets acquired, net of
    accumulated amortization of $1,178,014 in 1997
    and $632,768 in 1996                                           9,633,650      10,103,659
Patents, net of accumulated amortization
    of $148,958 in 1997                                            2,851,042       3,000,000
Purchased technology from acquisitions, net of
    accumulated amortization of $733,334 in 1997 and
    $466,667 in 1996                                               3,266,666       3,533,333
Tradenames, net of accumulated amortization of
    $343,750 in 1997 and $218,750 in 1996                          2,156,250       2,281,250
Noncurrent assets of discontinued operations sold in 1998                 --       6,213,632

Other assets                                                         277,270           1,300
                                                                 -----------     -----------
                                                                 $48,982,320     $47,187,933
                                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997            1996
------------------------------------                           --------------    ------------
Current liabilities:
    Accounts payable                                           $    240,249      $    753,953
    Short-term notes payable and current maturities of
        long-term notes payable                                   8,257,348         2,084,122
    Accrued salary and employee benefit costs                       381,735           747,573
    Other accrued expenses                                          379,444            76,135
                                                               ------------      ------------
         Total current liabilities                                9,258,776         3,661,783
                                                               ------------      ------------


Notes payable                                                     3,635,027        11,912,036


Deferred income taxes                                             2,182,580           620,631


Commitments and contingencies

Stockholders' equity:
    Common stock, $.05 par value
        Authorized 25,000,000 shares in 1997 and 1996;
           issued 8,635,509 shares in 1997 and
           8,338,510 shares in 1996                                 431,775           416,926
    Additional capital                                           40,780,717        38,699,517
    Retained earnings (deficit)                                  (7,268,061)       (7,992,082)
    Unrealized loss on marketable securities net of
        tax benefit of $19,831 in 1997 and $67,423 in 1996          (38,494)         (130,878)
                                                               ------------      ------------

         Total stockholders' equity                              33,905,937        30,993,483


                                                               ------------      ------------
                                                               $ 48,982,320      $ 47,187,933
                                                               ============      ============


See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31

                                                                   1997               1996              1995
                                                               ------------      ------------      ------------
Net revenue                                                    $ 14,717,721      $ 11,403,144      $ 10,434,384
Cost of revenue                                                   4,839,261         3,315,255         2,752,108
                                                               ------------      ------------      ------------
         Gross profit                                             9,878,460         8,087,889         7,682,276
                                                               ------------      ------------      ------------

Operating expenses:
    General and administrative                                    1,760,061         2,083,763         1,662,788
    Research and development                                        976,900         1,315,953           807,560
    Amortization of intangibles                                   1,085,871           826,418           491,767
    Purchased research and development                                   --                --        10,500,000
    Marketing                                                     3,969,320         3,346,450         1,641,043
                                                               ------------      ------------      ------------
                                                                  7,792,152         7,572,584        15,103,158
                                                               ------------      ------------      ------------
         Earnings (loss) from operations                          2,086,308           515,305        (7,420,882)

Other income (expense):
    Gain (loss) on sale of marketable securities                    (25,659)          136,975            29,115
    Interest expense                                               (625,321)         (418,246)       (1,063,367)
    Investment and other income, net                                115,197           200,322           460,282
                                                               ------------      ------------      ------------
                                                                   (535,783)          (80,949)         (573,970)
                                                               ------------      ------------      ------------
         Earnings (loss) from continuing operations
             before income taxes                                  1,550,525           434,356        (7,994,852)

Income taxes                                                        733,014           319,842           911,480
                                                               ------------      ------------      ------------
         Net earnings (loss) from continuing operations             817,511           114,514        (8,906,332)

Loss from discontinued operations,
    net of income tax benefits of $15,909 in 1997,
    $236,967 in 1996 and $756,366 in 1995                           (93,490)         (526,671)       (1,198,666)

Extraordinary item - loss on early extinguishment of debt,
    net of income tax benefit of $138,599                                --                --          (269,045)
                                                               ------------      ------------      ------------

             Net earnings (loss)                               $    724,021      $   (412,157)     $(10,374,043)
                                                               ============      ============      ============

Basic earnings (loss) per share:
    Continuing operations                                      $        .10      $        .01      $      (1.42)
                                                               ============      ============      ============
    Discontinued operations                                    $       (.01)     $       (.06)     $       (.19)
                                                               ============      ============      ============
    Extraordinary item                                         $         --      $         --      $       (.05)
                                                               ============      ============      ============
    Net earnings (loss)                                        $        .09      $       (.05)     $      (1.66)
                                                               ============      ============      ============

Diluted earnings (loss) per share:
    Continuing operations                                      $        .09      $        .01      $      (1.42)
                                                               ============      ============      ============
    Discontinued operations                                    $       (.01)     $       (.06)     $       (.19)
                                                               ============      ============      ============
    Extraordinary item                                         $         --      $         --      $       (.05)
                                                               ============      ============      ============
    Net earnings (loss)                                        $        .08      $       (.05)     $      (1.66)
                                                               ============      ============      ============


See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31

                                                                                  1997                1996             1995
                                                                             --------------     ---------------   ------------
 Cash flows from operating activities:
  Net earnings (loss) from continuing operations                             $    817,511      $    114,514      $ (8,906,332)
  Adjustments to reconcile earnings (loss) from continuing
     operations to net cash provided by (used in) operating activities:
       Depreciation                                                               438,056           312,245           306,677
       Amortization                                                             1,085,871           826,417           563,203
       Deferred income taxes                                                      717,104            97,478           338,601
       Non-operating loss (gains) included in net earnings (loss)                  25,655          (139,030)         (137,898)
       Purchased research and development                                              --                --        10,500,000
       Increase in inventory reserve                                              534,619                --                --
       Changes in assets and liabilities, net of effects of acquisition:
          Receivables                                                            (130,283)          658,980        (1,820,825)
          Inventories                                                            (500,835)       (1,385,149)          (62,403)
          Prepaid expenses and other assets                                      (302,558)          239,755          (661,673)
          Accounts payable                                                       (513,704)           57,849          (416,074)
          Accrued expenses                                                        (62,529)         (615,315)         (349,221)
          Other                                                                        --                --             9,720
                                                                             ------------      ------------      ------------
            Net cash provided by (used in) continuing operations                2,108,907          (167,744)         (636,225)
            Net cash provided by (used in) discontinued operations                391,096          (145,431)         (897,653)
                                                                             ------------      ------------      ------------
            Net cash provided by (used in) operating activities                 2,500,003            22,313        (1,533,878)
                                                                             ------------      ------------      ------------

Cash flows from investing activities:
  Net proceeds from marketable securities transactions                             24,542         1,480,924         3,317,881
  Additions to property, plant and equipment, continuing operations              (545,193)         (391,832)         (275,759)
  Additions to property, plant and equipment, discontinued operations            (745,729)       (1,580,468)       (1,192,973)
  Acquisition, net of cash acquired                                            (4,472,197)         (468,767)      (15,996,910)
  Other                                                                              (594)            3,637             6,550
                                                                             ------------      ------------      ------------
            Net cash used in investing activities                              (5,739,171)         (956,506)      (14,141,211)
                                                                             ------------      ------------      ------------

Cash flows from financing activities:
  Net increase (decrease) in short-term obligations                             3,531,763                --                --
  Proceeds of long-term notes payable, net of debt issuance costs                      --                --        16,431,233
  Payment of long-term notes payable                                           (1,163,349)         (150,647)      (15,108,486)
  Exercise of stock options                                                       922,386           558,552           369,449
  Net proceeds from public offering of common stock                                    --                --        15,218,815
  Redemption of rights plan                                                            --          (103,146)               --
  Issuance (purchase) of treasury stock, net                                           --                --             1,745
                                                                             ------------      ------------      ------------
            Net cash provided by (used in) financing activities                 3,290,800           304,759        16,912,756
                                                                             ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                               51,632          (629,434)        1,237,667
Cash and cash equivalents at beginning of year                                    696,196         1,325,630            87,963
                                                                             ------------      ------------      ------------
Cash and cash equivalents at end of year                                     $    747,828      $    696,196      $  1,325,360
                                                                             ============      ============      ============

Supplemental cash flow information is presented below:

  Income taxes paid                                                          $         --      $         --      $         --
                                                                             ============      ============      ============

  Interest paid (net of amounts capitalized)                                 $    994,294      $    668,049      $  1,571,553
                                                                             ============      ============      ============


See accompanying notes to consolidated financial statements.

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1997

                                                                                                                UNREALIZED
                                                         COMMON STOCK                          RETAINED          LOSS ON
                                                  ------------------------      ADDITIONAL      EARNINGS        MARKETABLE
                                                    SHARES        AMOUNT         CAPITAL       (DeFICIT)        SECURITIES
                                                  -----------   ----------      ---------     -----------      ------------
Balance at December 31, 1994                       7,982,498     $ 399,125     $19,514,171   $   2,794,118      $(917,634)
    Shares issued upon exercise of
        stock options                                160,422         8,021         361,429              --             --
    Issuance of 245 common shares from
        treasury                                          --            --           1,216              --             --
    Adjustment to unrealized losses on
        marketable securities                             --            --              --              --        706,572
    Issuance of 1,033,333 common shares from
        treasury for acquisition                          --            --       6,779,285              --             --
    Sale of treasury and new common shares in
        public offering, net of offering costs         4,429           221      11,597,569              --             --
    Net loss                                              --            --              --     (10,374,043)            --
                                                ------------     ---------     -----------    ------------      ---------

Balance at December 31, 1995                       8,147,349       407,367      38,253,670      (7,579,925)     (211,062)
    Shares issued upon exercise of
        stock options                                159,178         7,959         479,207              --             --
    Adjustment to unrealized losses on
        marketable securities                             --            --              --              --         80,184
    Issuance of 31,983 new common shares for
        employee bonuses and cancellation of
        a stock option                                31,983         1,600          69,786              --             --
    Redemption of rights plan dividend                    --            --        (103,146)             --             --
    Net loss                                              --            --              --        (412,157)            --
                                                ------------     ---------     -----------    ------------      ---------

Balance at December 31, 1996                       8,338,510       416,926      38,699,517      (7,992,082)     (130,878)
    Shares issued upon exercise of
        stock options                                296,999        14,849         907,537              --             --
    Adjustment to unrealized losses on
        marketable securities                             --            --              --              --         92,384
    Tax benefit from employee stock option
        exercises                                         --            --       1,173,663              --             --
    Net earnings                                          --            --              --         724,021             --
                                                ------------     ---------     -----------    ------------      ---------
Balance at December 31, 1997                       8,635,509     $ 431,775     $40,780,717    $ (7,268,061)     $ (38,494)
                                                ============     =========     ===========    ============      =========


                                                                            TOTAL
                                                         TREASURY       STOCKHOLDERS'
                                                          STOCK            EQUITY
                                                         --------        ----------
Balance at December 31, 1994                         $ (5,858,800)   $  15,930,980
    Shares issued upon exercise of
        stock options                                          --          369,450
    Issuance of 245 common shares from
        treasury                                              529            1,745
    Adjustment to unrealized losses on
        marketable securities                                  --          706,572
    Issuance of 1,033,333 common shares from
        treasury for acquisition                        2,237,246        9,016,531
    Sale of treasury and new common shares in
        public offering, net of offering costs          3,621,025       15,218,815
    Net loss                                                   --      (10,374,043)
                                                     ------------    ------------

Balance at December 31, 1995                                   --       30,870,050
    Shares issued upon exercise of
        stock options                                          --         487,166
    Adjustment to unrealized losses on
        marketable securities                                  --          80,184
    Issuance of 31,983 new common shares for
        employee bonuses and cancellation of
        a stock option                                         --          71,386
    Redemption of rights plan dividend                         --        (103,146)
    Net loss                                                   --        (412,157)
                                                     ------------    ------------

Balance at December 31, 1996                                   --      30,993,483
    Shares issued upon exercise of
        stock options                                          --         922,386
    Adjustment to unrealized losses on
        marketable securities                                  --          92,384
    Tax benefit from employee stock option
        exercises                                              --       1,173,663
    Net earnings                                               --         724,021
                                                     ------------    ------------
Balance at December 31, 1997                         $         --    $ 33,905,937
                                                     ============    ============


                                      - 1 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BUSINESS

         CONTINUING OPERATIONS

         Quest Medical, Inc. (the "Company") designs, develops, manufactures and markets implantable neurostimulation systems through its wholly owned subsidiary Advanced Neuromodulation Systems, Inc. ("ANS"). ANS devices are used primarily to manage chronic severe pain. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

         The neurostimulation systems business, described above, was acquired in March 1995 (see Note 3 -"Acquisition"). All other businesses of the Company were sold in January 1998 as described below under Discontinued Operations.

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

         In addition, ANS products are purchased primarily by hospitals and other users who then bill various third-party payers including Medicare, Medicaid, private insurance companies and managed care organizations. These third-party payers reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third-party payer reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company's financial condition and results of operations.

         DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 11 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995. Net assets of the CVS Operations have been presented on the Consolidated Balance Sheets as net assets of discontinued operations.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Quest Medical, Inc. and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                                      - 2 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH EQUIVALENTS

         The Company considers temporary cash investments with maturities of three months or less from the date of purchase to be cash equivalents.

         REVENUE RECOGNITION

         The Company recognizes revenue from product sales when the goods are shipped to its customers.

         MARKETABLE SECURITIES

         The Company's marketable securities and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

         INVENTORIES

         Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out ("FIFO") basis.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Additions and improvements extending asset lives are capitalized while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the various assets ranging from 3 to 30 years.

         INTANGIBLE ASSETS

         The excess of cost over the net assets of acquired businesses ("goodwill") is amortized on a straight-line basis over the estimated useful life of 20 years.

         The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (15 years) of such technology.

         The cost of purchased tradenames is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (20 years) of such tradenames.

                                      - 3 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The cost of purchased patents is amortized on a straight-line basis over the estimated useful life (17 years) of such patents. Costs of patents that are the result of internal development are charged to current operations.

         The Company assesses the recoverability of all its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1997, the Company does not believe there has been any impairment of its intangible assets.

         RESEARCH AND DEVELOPMENT

         Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

         ADVERTISING

         Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense included in marketing expense from continuing operations was $14,746, $5,615 and $54,335 at December 31, 1997, 1996 and 1995, respectively.

         DEFERRED TAXES

         Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

         STOCK-BASED COMPENSATION

         The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" in the primary financial statements and to provide supplementary disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (see Note 7 - "Stockholders' Equity").

         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. The Company adopted provisions of Statement No. 128 at that time and accordingly has restated all prior periods. Under Statement No. 128, basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings (loss) per share for 1997, 1996 and 1995 are based upon 8,428,393, 8,259,129 and 6,267,210 shares, respectively. Diluted earnings (loss) per share for 1997, 1996 and 1995 are based upon 8,858,086, 8,809,583 and 6,267,210 shares, respectively.

         For 1997 and 1996, the incremental shares used for dilutive earnings
         (loss) per share relate to stock options and warrants whose exercise price was less than the average market price in the

                                      - 4 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         underlying quarterly computations. Options to purchase 148,313 shares at an average price of $10.80 per share were outstanding in 1997, and options to purchase 128,812 shares at an average price of $9.82 per share were outstanding in 1996 but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to current-year presentation.

(3)      ACQUISITION

         On March 31, 1995, the Company acquired for $15,403,263 cash (excluding $1,062,414 of related acquisition and financing costs) and 833,333 shares of Quest common stock valued at $6,458,331, all of the capital stock of Neuromed, Inc. ("Neuromed"). The transaction also provided for contingent consideration over the following two years depending on sales of Neuromed's products reaching certain objectives.

         In 1995, the Company recorded additional "earn-out" consideration of 200,000 shares of Quest common stock valued at $2,558,200 and a $1,500,000 liability. In 1996, the Company recorded a note payable in the amount of $3,370,000 for additional "earn out" consideration. In addition, the Company recorded a short-term note payable to the former owner of Neuromed in the amount of $972,197 related to certain purchase price adjustments (principally tax refunds and future tax credits) awarded through an arbitration. The Company paid the $972,197 obligation during January 1997. In February 1997, the Company and the former owner of Neuromed reached a settlement (the "Settlement") of all issues between them. Under the terms of the Settlement, the Company agreed to pay $500,000 in cash and deliver a promissory note in the amount of $1,000,000 payable on February 6, 1998, for full settlement of the contingent consideration liabilities net of claims made by the Company. The Company also agreed to pay $3,000,000 in cash to purchase certain patent rights from Neuromed's former owner.

         The acquisition was accounted for by the purchase method of accounting. Purchased in-process research and development was identified and valued. This resulted in $10,500,000 of purchased research and development which had not yet achieved technological feasibility and does not have alternative uses. Therefore, in accordance with generally accepted accounting principles, the $10,500,000, with no related tax benefit, was charged to expense during the year ended December 31, 1995.

         In connection with the purchase, the Company determined that the operations of Neuromed would be relocated to the Company's facility in Allen, Texas and recorded liabilities of $1,234,335 for relocation costs.

         The purchase price allocation for the acquisition of Neuromed, as of December 31, 1996, is summarized below:

                                      - 5 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      Tradenames                                              $  2,500,000
                      Purchased patents                                          3,000,000
                      Purchased technology                                       4,000,000
                      Cost in excess of net assets acquired                     10,736,427
                      Purchased research and development                        10,500,000
                      Excess of liabilities over tangible assets acquired         (250,789)
                      Deferred financing costs                                     468,767
                                                                              ------------
                                                                              $ 30,954,405
                                                                              ============

(4)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at December 31, 1997:

                                                            Gross        Gross
                                                         Unrealized    Unrealized      Estimated
                                             Cost           Gains        Losses        Fair Value
                                         ----------     ----------     ----------     ----------
          Investment grade preferred
            securities                   $  557,596     $    1,870     $    4,802     $  554,664
          Publicly traded limited
            partnerships                     51,875             --         10,315         41,560
          Real estate investment
            trusts                          241,590            312         12,465        229,437
          Other                             663,128             --         32,925        630,203
                                         ----------     ----------     ----------     ----------
                                         $1,514,189     $    2,182     $   60,507     $1,455,864
                                         ==========     ==========     ==========     ==========

         At December 31, 1997, no individual security represented more than 25 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1997.

         The following is a summary of available-for-sale securities at December 31, 1996:

                                                           Gross          Gross
                                                        Unrealized     Unrealized      Estimated
                                           Cost            Gains          Losses       Fair Value
                                         ----------     ----------     ----------     ----------
       Investment grade preferred
         securities                      $  622,596     $    4,503     $   45,817     $  581,282
       Publicly traded limited
         partnerships                       263,004             --         44,019        218,985
       Real estate investment trusts        297,695          3,498         41,688        259,505
       Other                                381,095             10         74,788        306,317
                                         ----------     ----------     ----------     ----------
                                         $1,564,390     $    8,011     $  206,312     $1,366,089
                                         ==========     ==========     ==========     ==========

         At December 31, 1996, no individual security represented more than 20 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1996.

                                      - 6 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      NOTES PAYABLE

         Notes payable for the years ended December 31 consisted of the following:

                                          1997            1996
                                       -----------     -----------
Notes payable to banks                 $ 5,000,000     $ 4,550,000
Note payable to shareholder              2,000,000              --
Acquisition notes payable                1,000,000       5,472,197
Mortgage notes                           3,810,612       3,973,961
Other                                       81,763              --
                                       -----------     -----------
                                        11,892,375      13,996,158
Less current maturities                  8,257,348       2,084,122
                                       -----------     -----------
Long-term portion of notes payable     $ 3,635,027     $11,912,036
                                       ===========     ===========

         At December 31, 1997, the Company's notes payable to banks were under a $5,650,000 working capital line of credit and a $350,000 term loan facility (the "Facilities"). Borrowings under the Facilities bear interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 or 275 basis points. The Facilities are collateralized by all of the Company's assets with the exception of the real property, building and equipment that collateralize the mortgage notes described below. The Company is subject to specified financial covenants and is prohibited from paying cash dividends. The Company is required to make monthly principal payments of $90,000 with interest payable quarterly. At December 31, 1997, the Company has advances in the amount of $4,650,000 outstanding under its working capital line with a weighted average interest rate of 7.50 percent and advances in the amount of $350,000 under the term loan facility with a weighted average interest rate of 8.25 percent. On January 30, 1998, the Company repaid all notes payable under the Facilities with proceeds from the sale of the assets of its CVS Operations (see Note 11 - "Sale of CVS Operations/Discontinued Operations") and the Facilities expired.

         In February 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note that bears interest at the rate of 6 percent per annum. The Company is required to make quarterly interest payments with the principal due at maturity in February 1998. The Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder has the right to one demand registration in addition to piggyback registration rights. During November 1997, upon demand of the shareholder, the Company filed a registration statement on Form S-3. At February 25, 1998, the warrants remain unexercised. The loan is subordinated to the bank debt described above and the shareholder has a second lien on all of the assets collateralizing the bank debt. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations (see Note 11 - "Sale of CVS Operations/Discontinued Operations").

         At December 31, 1996, the Company had a short-term, noninterest-bearing note payable in the amount of $972,197 due in connection with purchase price adjustments awarded through an arbitration to the former owner of Neuromed, Inc. (see Note 3 - "Acquisition"). The note was paid during January 1997. In February 1997, the Company issued the former owner of Neuromed a promissory note in the amount of $1.0 million that bears interest at the rate of 10 percent per annum with interest payable monthly and the principal due in February 1998. The loan is subordinated to the bank debt described above and is collateralized with a second lien that is pari passu with the shareholder's lien. The Company repaid the note on January 30, 1998, with

                                      - 7 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         proceeds from the sale of the assets of its CVS Operations (see Note 11
         - "Sale of CVS Operations/Discontinued Operations").

         In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,876,391 at December 31, 1997, bears interest at 8.59 percent and has a twenty-five year amortization. The Company has the option of prepaying this note during years six through ten subject to certain provisions. The loan is collateralized by the Allen facility and land. The second note, in the amount of $934,221 at December 31, 1997, is related to equipment and furnishings and bears interest at
         7.94 percent. The note has a ten-year amortization and is collateralized by the equipment and furnishings.

         The carrying value of the Company's debt approximates its fair value.

(6)      FEDERAL INCOME TAXES

         The significant components of the net deferred tax liability at December 31, were as follows:

Deferred tax assets:                                       1997             1996
                                                       -----------      -----------
  Tax credit and net operating loss carry forwards     $ 2,488,573      $ 2,631,362
  Accrued expenses and reserves                            278,387          344,915
  Unrealized loss on marketable
    securities                                              19,831           67,422
  Valuation allowance                                           --         (858,835)
                                                       -----------      -----------
  Total deferred tax asset                               2,786,791        2,184,864

Deferred tax liabilities:
  Purchased intangible assets                           (1,843,792)      (1,976,958)
  Excess of tax over book depreciation                    (566,296)        (335,368)
  Other                                                   (271,091)        (175,893)
                                                       -----------      -----------
  Total deferred tax liability                          (2,681,179)      (2,488,219)
                                                       -----------      -----------

  Net deferred tax asset (liability)                   $   105,612      $  (303,355)
                                                       ===========      ===========

         At December 31, 1996, $688,895 of the total valuation allowance was attributable to stock option deductions. This amount was credited to additional capital in 1997 when the valuation allowance was removed. The remaining portion of the valuation allowance at December 31, 1996, was for tax credit carry forwards. During 1996, the valuation allowance increased by $587,068.

         The provision for income taxes on earnings (loss) from continuing operations for the years ended December 31 consists of the following:

                                     1997         1996         1995
                                   --------     --------     --------
            Current                $     --     $     --     $     --
            Deferred                733,014      319,842      911,480
                                   --------     --------     --------
                                   $733,014     $319,842     $911,480
                                   ========     ========     ========

                                      - 8 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the provision for income taxes on earnings (loss) from continuing operations to the expense (benefit) calculated at the U.S. statutory rate follows:

                                                         1997                1996                1995
                                                   ---------------     ---------------     ---------------
Income tax expense (benefit) at statutory rate     $       527,179     $       147,681     $    (2,718,250)
Tax effect of:
    Nondeductible amortization of goodwill                 185,200             147,999              67,326
    Nondeductible write-off of purchased
        in-process research and development                     --                  --           3,570,000
    Other                                                   20,635              24,162              (7,596)
                                                   ---------------     ---------------     ---------------
           Income tax expense                      $       733,014     $       319,842     $       911,480
                                                   ===============     ===============     ===============

         At December 31, 1997 net operating loss carry forwards of $4,354,724 are available to offset future taxable income. Such net operating loss carry forwards expire in various amounts beginning in 2009 through 2012. At December 31, 1997, general business credits of $855,347 and alternative minimum tax credits of $152,620 are available to offset future tax liabilities. If unused, the general business credits expire in various amounts beginning in 1998 through 2010.

(7)      STOCKHOLDERS' EQUITY

         The Company has a Shareholder's Rights Plan, adopted in August 1996, which permits shareholders to purchase shares of the Company's common stock at significant discounts in the event a person or group acquires more than 15 percent of the Company's common stock or announces a tender or exchange offer for more than 20 percent of the Company's common stock. Previously outstanding rights were redeemed in August 1996 at $.01 per share.

         The Company has various stock option plans pursuant to which stock options may be granted to key employees and officers (the "Employees' Plans") and one plan under which directors and advisory directors of the Company may be granted options (the "Directors' Plan"). The most recent of the Employees' Plans, which was adopted during 1995 (the "1995 Plan"), reserved 250,000 shares of common stock for options under the plan; provided, however, that on January 1 of each year (commencing in 1996), the aggregate number of shares of common stock reserved for options under the 1995 Plan shall be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 1996 and 1997, pursuant to this provision, the Company added 136,000 and 575, respectively, to the shares available under the 1995 Plan. All options outstanding under the Employees' Plans and Directors' Plan are nonqualified stock options; however, the 1995 Plan allows for the grant of incentive stock options intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986. Under all of the Company's plans, the exercise price of all options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted under the Employees' Plans expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options under the Directors' Plan expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options under both the Employees' Plans and Directors' Plan, however, have a special two-year vesting schedule.

                                      - 9 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1997, under all of the Company's stock option plans, 833,272 shares have been granted and are outstanding, 1,388,714 shares of common stock have been issued upon exercise, and 100,901 shares were reserved for future grants.

         Data with respect to stock option plans of the Company are as follows:

----------------------------------------------------------------------------------------------------------------------
                               Options Outstanding                                       Exercisable Options
------------------------------------------------------------------------        --------------------------------------
                                                                                                  Weighted Average
                                                   Weighted Average                                Exercise Price
                                  Shares            Exercise Price                 Shares
---------------------------- ----------------- -------------------------        -------------- -----------------------
January 1, 1995                 1,088,003              $    3.25                    488,590          $   2.50
Granted                           239,520              $    8.11
Exercised                        (160,422)             $    2.30
Rescinded                         (40,540)             $    4.11
---------------------------- ----------------- -------------------------        -------------- -----------------------
January 1, 1996                 1,126,561              $    4.33                    622,226          $   2.84
Granted                           323,000              $    8.12
Exercised                        (159,178)             $    3.06
Rescinded                        (115,195)             $    8.36
---------------------------- ----------------- -------------------------
                                                                                -------------- -----------------------
January 1, 1997                 1,175,188              $    5.16                    663,459          $   3.51
Granted                            66,500              $    6.16
Exercised                        (296,999)             $    3.35
Rescinded                        (111,417)             $    6.36
                                                                                -------------- -----------------------
---------------------------- ----------------- -------------------------
December 31, 1997                 833,272              $    5.68                    568,285          $   4.66
---------------------------- ----------------- -------------------------        -------------- -----------------------

 ---------------------------------------------------------------------------------------------------------------
                 Options Outstanding At                                       Exercisable Options At December
                    December 31, 1997                                                     31, 1997
 -------------------------------------------------------------------------   -----------------------------------
                                     Weighted Average      Weighted                       Weighted Average
                                      Remaining Life        Average                           Exercise
     Range of                             (Years)          Exercise                             Price
  Exercise Price        Shares                               Price              Shares
------------------------------------------------------------------------    --------------------------------
 $1.45--2.25              87,348             1.41            $   1.90             87,348        $  1.90
 $2.25--3.50              65,593             1.64            $   3.19             65,593        $  3.19
 $3.50--5.25             267,181             1.99            $   4.01            263,319        $  4.01
 $5.25--8.00             270,150             6.13            $   6.44             98,150        $  6.44
 $8.00--12.25            143,000             7.53            $  10.79             53,875        $ 10.92
--------------------------------------------------------------------------  --------------------------------
                         833,272             4.19            $   5.68            568,285        $  4.66
------------------------------------------------------------------------------------------------------------

         Exercisable options at December 31 included options for 306,297 shares with a weighted average exercise price of $4.22 per share, which are held by employees who terminated employment with the Company on January 30, 1998 in connection with the sale of the CVS Operations (see Note 11
         - "Sale of CVS Operations/Discontinued Operations"). The Company accelerated the vesting of the unvested portion of these terminated employee options as a result of the sale. The Company also extended the normal 90-day exercise period subsequent to termination to one year for these options.

         In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure

                                      - 10 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         of hypothetical values for these awards. The weighted-average fair value of an option granted in 1997, 1996 and 1995 was $2.37, $3.09 and $3.01, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                1997               1996               1995
                                                ----               ----               ----
Risk-free interest rate                         6.1%               6.0%               6.2%
Average life of options (years)                 3.0                3.0                3.0
Volatility                                     48.0%              48.4%              43.4%
Dividend Yield                                   --                 --                 --

         Had the compensation expense been recorded based on these hypothetical values, pro forma net earnings (loss) for 1997, 1996 and 1995 would have been $519,731, $(541,855) and $(10,466,956), respectively, and pro forma diluted net earnings (loss) per common share for 1997, 1996 and 1995 would have been $.06, $(.06) and $(1.67), respectively. Because option grants prior to 1995 are not considered in the pro forma amounts, as permitted by SFAS No. 123, the pro forma effects on net earnings (loss) are not likely to be representative of the effects on reported amounts in future years.

         In the fourth quarter of 1995, the Company sold 1,676,667 shares in a public offering. Net proceeds to the Company were $15.2 million, of which $13.9 million was used to repay the senior-term bank debt incurred in connection with the Neuromed acquisition. Diluted net loss per share would have been ($1.28) if this transaction had occurred on March 31, 1995, the date at which the debt incurred in connection with the Neuromed acquisition was first outstanding.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under non cancelable operating leases. Total rent expense under operating leases included in continuing operations for the years ended December 31, 1997, 1996 and 1995 was $8,617, $32,493 and $113,815, respectively.

         The Company is a party to product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate or that the Company's neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

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

                                      - 11 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         due primarily from distributors located in Europe and Australia. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management's expectations.

         Net sales of implantable neurostimulation systems to a major customer for each of the three years ended December 31, as a percentage of net revenues from continuing operations, were as follows: 1997 - 25 percent, 1996 - 22 percent and 1995 - 26 percent. Foreign sales, primarily Europe and Australia, for the years ended December 31, 1997, 1996 and 1995 were approximately 8 percent, 15 percent and 16 percent of net revenues from continuing operations, respectively.

(10)     EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15 percent of their compensation and requires the Company to make matching contributions equal to 50 percent of the participants' contributions to a maximum of 6 percent of the participants' compensation. The Board of Directors may change the percentage of matching contribution at their discretion. The expense of the Company's contribution for continuing operations was $72,635 in 1997, $81,885 in 1996 and $66,968 in 1995.

(11)     SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its Myocardial Protection System product line, to Atrion Corporation. The Company received approximately $24 million from the sale and utilized $8.0 million of the proceeds to retire debt. The remaining proceeds will be used for working capital for the expanding ANS business. Management expects to report a pretax gain from the sale of approximately $8.3 to $8.5 million. This gain is net of $1,004,654 of compensation expense recorded as a result of changes made to the options held by employees of the CVS Operations (see Note 7 - "Stockholders' Equity"). The Company also expects operating losses for the CVS Operations of approximately $250,000 in January 1998 prior to the sale.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the years ended December 31, 1997, 1996 and 1995 for the CVS Operations were as follows:

                                           1997                   1996                   1995
                                    -----------------      -----------------      -----------------
Revenue                             $      14,306,127      $      14,670,664      $      14,886,606
Gross profit                                6,500,654              6,980,659              7,014,499
Earnings (loss) from operations               333,200               (415,115)            (1,360,581)
Interest expense                             (442,599)              (348,523)              (594,451)
                                    -----------------      -----------------      -----------------
Loss before income tax benefit               (109,399)              (763,638)            (1,955,032)
Income tax benefit                            (15,909)              (236,967)              (756,366)
                                    -----------------      -----------------      -----------------
Net loss                            $         (93,490)     $        (526,671)     $      (1,198,666)
                                    =================      =================      =================

                                      - 12 -
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The above operating results of the CVS Operations reflect the revenues and expenses of the CVS Operations including direct and indirect expenses of the Operations that are paid by the Company and charged directly to the CVS Operations. Allocation of the general overhead from the Company includes charges for regulatory, general corporate management, accounting and payroll services, human resources, management information systems and facilities expenses based on revenues of the CVS Operations to total revenues of the Company. Management believes that the expenses charged to the CVS Operations on this basis are not materially different from the costs that would have been incurred had the CVS Operations borne such expenses on a direct basis.

         Interest expense on the Company's corporate facility has been allocated to the CVS Operations based on space utilization. Interest expense on the Company's general credit facilities was allocated to the CVS Operations based on the ratio of the net assets of the CVS Operations to the total net assets of the Company.

         Assets and liabilities of discontinued CVS Operations for the years ended December 31, 1997 and 1996 were as follows:

                                                              1997                   1996
                                                      ------------------     ------------------
Current assets:
     Accounts receivable                              $        2,481,278     $        2,587,988
     Inventories                                               5,208,676              5,354,397
     Prepaid expenses                                            131,735                218,680
                                                      ------------------     ------------------
                                                               7,821,689              8,161,065
                                                      ------------------     ------------------

Noncurrent assets:
     Net property, plant and equipment                         3,633,855              3,879,076
     Net intangible assets consisting of patents,
         purchased technology and costs in
         excess of net assets acquired                         2,043,107              2,325,925
Other assets                                                       8,631                  8,631
                                                      ------------------     ------------------
                                                               5,685,593              6,213,632
                                                      ------------------     ------------------
Total assets                                                  13,507,282             14,374,697
                                                      ------------------     ------------------

Current liabilities:
     Accounts payable                                            410,483              1,515,316
     Accrued liabilities                                         265,481                289,206
                                                      ------------------     ------------------
                                                                 675,964              1,804,522
                                                      ------------------     ------------------

Net assets of CVS Operations                          $       12,831,318     $       12,570,175
                                                      ==================     ==================

                                                                      APPENDIX B






                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                       FORMING A PART OF THE ANNUAL REPORT

                                    FORM 10-K

                                     ITEM 14


                                       OF


                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                (NAME OF ISSUER)



                                 FILED WITH THE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                      UNDER

                     THE SECURITIES AND EXCHANGE ACT OF 1934

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1997


                                             Balance at                              Charged to                       Balance at
                                            Beginning of          Charged to           Other                            End of
              Description                      Period              Expenses           Accounts       Deductions         Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
   Continuing Operations:
   ----------------------
    Allowance for doubtful accounts            $   160,000      $   64,453      $       --       $  12,078       $  212,375
    Reserve for obsolete inventory                      --         534,619              --         478,614           56,005
                                             ---------------------------------------------------------------------------------
                    Total                      $   160,000      $  599,072      $       --       $ 490,692       $  268,380
                                             =================================================================================

   Discontinued Operations:
   ------------------------
    Allowance for doubtful accounts            $    14,337      $   54,098      $       --       $  37,825       $   30,610
    Reserve for obsolete inventory                 230,472         151,168              --         227,293          154,347
                                             ---------------------------------------------------------------------------------
                    Total                      $   244,809      $  205,266      $       --       $ 265,118       $  184,957
                                             =================================================================================

Year ended December 31, 1996:
   Continuing Operations:
   ----------------------
    Allowance for doubtful accounts            $   100,000      $   60,000      $       --       $      --       $  160,000
    Reserve for obsolete inventory                      --              --              --              --               --
                                             ---------------------------------------------------------------------------------
                    Total                      $   100,000      $   60,000      $       --       $      --       $  160,000
                                             =================================================================================

   Discontinued Operations:
   ------------------------
    Allowance for doubtful accounts            $    14,337      $       --      $       --       $      --       $   14,337
    Reserve for obsolete inventory                 238,679          12,100              --          20,307          230,472
                                             ---------------------------------------------------------------------------------
                    Total                      $   253,016      $   12,100      $       --       $  20,307       $  244,809
                                             =================================================================================

Year ended December 31, 1995:
   Continuing Operations:
   ----------------------
    Allowance for doubtful accounts            $        --      $       --        $100,000(1)    $      --       $  100,000
    Reserve for obsolete inventory                      --              --              --              --               --
                                             ---------------------------------------------------------------------------------
                    Total                      $        --      $       --      $  100,000       $      --       $  100,000
                                             =================================================================================

   Discontinued Operations:
   ------------------------
    Allowance for doubtful accounts            $    14,337      $       --      $       --       $      --       $   14,337
    Reserve for obsolete inventory                      --         238,679              --              --          238,679
                                             ---------------------------------------------------------------------------------
                    Total                      $    14,337      $  238,679      $       --       $      --       $  253,016
                                             =================================================================================

 (1) Addition to reserve is result of purchase of Neuromed, Inc.

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

                                    FORM 10-K

                                     ITEM 8


                                       OF


                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                                (NAME OF ISSUER)



                                 FILED WITH THE

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                      UNDER

                     THE SECURITIES AND EXCHANGE ACT OF 1934

1997                                                  1st               2nd               3rd               4th
--------------------------------------------      -----------       -----------       -----------       -----------

Net revenue                                       $ 3,135,581       $ 3,465,753       $ 4,220,002       $ 3,896,385
Gross profit                                        2,218,003         1,805,158         3,065,411         2,789,888
Earnings (loss) from operations                       361,973          (149,343)        1,125,084           748,594
Earnings (loss) from continuing
  operations before income taxes                      202,041          (269,154)        1,007,426           610,212
Net earnings (loss) from continuing
  operations                                          137,891          (222,013)          649,100           252,533
Earnings (loss) from discontinued
  operations                                          (43,525)          187,265          (199,738)          (37,492)
--------------------------------------------      -----------       -----------       -----------       -----------
Net earnings (loss)                               $    94,366       $   (34,748)      $   449,362       $   215,041
--------------------------------------------      -----------       -----------       -----------       -----------

Basic earnings (loss) per share:
  Continuing operations                           $      0.02       $     (0.03)      $      0.08       $      0.03
  Discontinued operations                               (0.01)             0.03             (0.03)             --
--------------------------------------------      -----------       -----------       -----------       -----------
  Net earnings (loss)                             $      0.01       $        --       $      0.05       $      0.03
--------------------------------------------      -----------       -----------       -----------       -----------

Diluted earnings (loss) per share:
  Continuing operations                           $      0.02       $     (0.03)      $      0.07       $      0.03
  Discontinued operations                               (0.01)             0.03             (0.02)            (0.01)
--------------------------------------------      -----------       -----------       -----------       -----------
  Net earnings (loss)                             $      0.01       $        --       $      0.05       $      0.02
--------------------------------------------      -----------       -----------       -----------       -----------

1996                                                  1st               2nd               3rd               4th
--------------------------------------------      -----------       -----------       -----------       -----------

Net revenue                                       $ 2,444,685       $ 3,005,846       $ 2,894,539       $ 3,058,074
Gross profit                                        1,743,195         2,253,821         2,031,026         2,059,847
Earnings (loss) from operations                       102,720           378,523           166,396          (132,334)
Earnings (loss) from continuing
  operations before income taxes                       84,489           371,586           166,986          (188,705)
Net earnings (loss) from continuing
  operations                                           16,270           285,994            97,388          (285,138)
Earnings (loss) from discontinued
  operations                                         (110,842)         (171,671)          (90,640)         (153,518)
--------------------------------------------      -----------       -----------       -----------       -----------
Net earnings (loss)                               $   (94,572)      $   114,323       $     6,748       $  (438,656)
--------------------------------------------      -----------       -----------       -----------       -----------

Basic and diluted earnings (loss) per share:
  Continuing operations                           $        --       $      0.03       $      0.01       $     (0.03)
  Discontinued operations                               (0.01)            (0.02)            (0.01)            (0.02)
--------------------------------------------      -----------       -----------       -----------------------------
  Net earnings (loss)                             $     (0.01)      $      0.01       $        --       $     (0.05)
--------------------------------------------      -----------       -----------       -----------       -----------

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                       DESCRIPTION
     -------                                      -----------

     2.1       Agreement for the Purchase and Sale of All of the Issued Capital Stock of Neuromed, Inc. dated February 10, 1995, between Quest Medical, Inc. and William N. Borkan(5)

     2.2       Amendment Agreement dated March 17, 1995, between Quest Medical, Inc. and William N. Borkan(5)

     2.3       Letter Agreement dated as of September 23, 1995, by and between Quest Medical, Inc. and William N. Borkan(6)

     2.4       Asset Purchase Agreement, dated December 29, 1997, by and among Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and
               2.3.(b))(9)

     3.1       Articles of Incorporation, as amended(6)

     3.2       Bylaws(1)

     4.1       Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as
               Rights Agent(7)

     10.1      Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)

     10.2      Form of 1979 Employees Stock Option Agreement(3)

     10.3      Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)

     10.4      Form of Directors Stock Option Agreement(1)

     10.5      Quest Medical, Inc. 1987 Stock Option Plan(6)

     10.6      Form of 1987 Employee Stock Option Agreement(6)

     10.7      Quest Medical, Inc. 1995 Stock Option Plan(6)

     10.8      Form of 1995 Employee Stock Option Agreement(6)

     10.9      Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)

     10.10     Promissory Note dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Financial Corporation(4)

     10.11     Commercial Deed of Trust, Security Agreement and Assignment of Leases and Rents and Fixture Filing dated December
               28,1993, between Quest Medical, Inc. and MetLife Capital Financial Corporation(4)

     10.12     Term Promissory Note dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)

     10.13     Loan and Security Agreement dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)

     10.14     Supplemental Security Agreement Number One dated December 28,1993, between Quest Medical, Inc. and MetLife Capital
               Corporation(4)

     10.15     Third Amended and Restated Credit Agreement dated as of March 3, 1997, between Quest Medical, Inc. and NationsBank of
               Texas, N.A.(8)

     10.16     Promissory Note (Facility A. Note) in the original principal amount of $5,650,000 dated March 3, 1997(8)

     10.17     Promissory Note (Facility B. Note) in the original principal amount of $350,000 dated March 3, 1997(8)

     10.18     First Amended and Restated Security Agreement dated March 3, 1997, between Quest Medical, Inc. and NationsBank of
               Texas, N.A.(8)

     10.19     First Amended and Restated Security Agreement dated March 3, 1997, between Advanced Neuromodulation Systems, Inc. and
               NationsBank of Texas, N.A.(8)

     10.20     First Amended and Restated Intellectual Property Security Agreement and Assignment dated as of March 3, 1997, between
               Quest Medical, Inc. and NationsBank of Texas N.A.(8)

     10.21     First Amended and Restated Intellectual Property Security Agreement and Assignment dated as of March 3, 1997, between
               Advanced Neuromodulation Systems, Inc. and NationsBank of Texas, N.A.(8)

     10.22     First Amended and Restated License Agreement dated as of March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas, N.A.(8)

     10.23     First Amended and Restated License Agreement dated as of March 3, 1997, between Advanced Neuromodulation Systems,
               Inc. and NationsBank of Texas, N.A.(8)

     10.24     Guaranty of Advanced Neuromodulation Systems, Inc. in favor of NationsBank of Texas, N.A. under the Third Amended and
               Restated Credit Agreement dated as of March 3, 1997(8)

     10.25     Form of License Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

     10.26     Form of Lease Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

     10.27     Form of Option Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(9)

     10.28     Agreement, dated December 31, 1997, by and among Quest Medical, Inc., its subsidiaries and affiliates and Thomas C.
               Thompson(10)

     11.1      Computation of Earnings Per Share(10)

     21.1      Subsidiaries(10)

     23.1      Consent of Independent Auditors(10)

     27.1      Financial Data Schedule - December 31, 1997(10)

     27.2      Restated Financial Data Schedule - December 31, 1996(10)

     27.3      Restated Financial Data Schedule - December 31, 1995(10)


--------------------------------------

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

(8) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1996, and incorporated herein by reference.

(9) Filed as an Exhibit to the report of the Company on Form 8-K dated February 13, 1998, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.

(10) Filed herewith.