Form 10-Q
period 1998-03-31
QUEST MEDICAL INC
filed 1998-05-11
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

                         COMMISSION FILE NUMBER 0-10521

                               QUEST MEDICAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              TEXAS                                  75-1646002
-----------------------------------   ---------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           NUMBER OF SHARES OUTSTANDING AT
      TITLE OF EACH CLASS                           APRIL 30, 1998
-------------------------------           ----------------------------------
 COMMON STOCK, $.05 PAR VALUE                          8,656,753

                      QUEST MEDICAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                              2

       ITEM 1.     Financial Statements

                        Condensed Consolidated Balance Sheets
                            March 31, 1998 and December 31, 1997                               3-4


                        Condensed Consolidated Statements of Operations
                            For the Three Months Ended
                            March 31, 1998 and 1997                                              5


                        Condensed Consolidated Statements of Cash Flows
                            For the Three Months Ended
                            March 31, 1998 and 1997                                              6


                        Condensed Consolidated Statements of Stockholders' Equity
                            For the Year Ended December 31, 1997
                            and the Three Months Ended March 31, 1998                            7


                        Notes to Condensed Consolidated
                            Financial Statements                                              8-13

       ITEM 2.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                     14-19

PART II.      OTHER INFORMATION                                                                 20

       ITEM 6.     Exhibits and Reports on Form 8-K                                             20

SIGNATURES                                                                                      21

                                     PART I


                              FINANCIAL INFORMATION

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                 MARCH 31,
                                                                                   1998           DECEMBER 31,
ASSETS                                                                          (UNAUDITED)           1997
                                                                                -----------       ------------
Current assets:
   Cash and cash equivalents                                                    $16,530,762       $   747,828
   Marketable securities                                                          1,050,563         1,455,864
   Receivables:
     Trade accounts, less allowance for doubtful
        accounts of $225,061 in 1998 and $212,375
        in 1997                                                                   2,626,691         2,398,327
     Interest and other                                                             199,381           209,595
                                                                                -----------       -----------
         Total receivables                                                        2,826,072         2,607,922
                                                                                -----------       -----------

   Inventories:
     Raw materials                                                                  959,721         1,056,718
     Work-in-process                                                                279,728           323,929
     Finished goods                                                               1,534,606         1,597,840
                                                                                -----------       -----------
         Total inventories                                                        2,774,055         2,978,487
                                                                                -----------       -----------

   Net assets of discontinued operations sold in 1998                                  --          12,831,318
   Deferred income taxes                                                            400,498         2,288,192
   Prepaid expenses and other current assets                                        278,586           476,716
                                                                                -----------       -----------
         Total current assets                                                    23,860,536        23,386,327
                                                                                -----------       -----------

Property, plant and equipment:
   Land                                                                           1,927,900         1,927,900
   Building and improvements                                                      5,254,945         5,254,945
   Furniture and fixtures                                                           645,687           624,753
   Machinery and equipment                                                        1,195,864           920,879
                                                                                -----------       -----------
                                                                                  9,024,396         8,728,477
   Less accumulated depreciation and
      amortization                                                                1,462,525         1,317,362
                                                                                -----------       -----------
         Net property, plant and equipment                                        7,561,871         7,411,115
                                                                                -----------       -----------
Cost in excess of net assets acquired, net of
    accumulated amortization of $1,317,164 in 1998
     and $1,178,014 in 1997                                                       9,494,500         9,633,650
Patents, net of accumulated amortization of
    $186,146 in 1998 and $148,958 in 1997                                         2,813,854         2,851,042
Purchased technology from acquisitions, net of
    accumulated amortization of $800,000 in 1998
    and $733,334 in 1997                                                          3,200,000         3,266,666
Tradenames, net of accumulated amortization
    of $375,000 in 1998 and $343,750 in 1997                                      2,125,000         2,156,250
Other assets, net of accumulated amortization of $17,248 in 1998
                                                                                    268,653           277,270
                                                                                -----------       -----------
                                                                                $49,324,414       $48,982,320
                                                                                ===========       ===========

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                 MARCH 31,
                                                                                   1998           DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (UNAUDITED)           1997
                                                                                -----------       ------------
Current liabilities:
   Accounts payable                                                             $   317,831       $   240,249
   Short-term notes payable and current maturities
      of long-term notes payable                                                    249,113         8,257,348
   Accrued salary and employee benefit costs                                        396,317           381,735
   Income taxes payable                                                           1,541,296              --
   Other accrued expenses                                                         1,089,506           379,444
                                                                                -----------       -----------
         Total current liabilities                                                3,594,063         9,258,776
                                                                                -----------       -----------
Notes payable                                                                     3,588,488         3,635,027
Deferred income taxes                                                             2,149,288         2,182,580

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized 25,000,000 shares;
      issued 8,682,045 shares in 1998 and 8,635,509 in 1997
                                                                                    434,102           431,775
   Additional paid-in capital                                                    41,918,950        40,780,717
   Retained earnings (deficit)                                                   (1,777,476)       (7,268,061)
   Cost of common shares in treasury; 73,000 shares in 1998                        (508,008)             --
   Unrealized loss on marketable securities net of tax benefit
       of $38,633 in 1998 and $19,831 in 1997                                       (74,993)          (38,494)
                                                                                -----------       -----------

         Total stockholders' equity                                              39,992,575        33,905,937


                                                                                $49,324,414       $48,982,320
                                                                                ===========       ===========


See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                    1998              1997
                                                                                -----------       -----------
Net revenue                                                                     $ 4,423,455       $ 3,135,581
Cost of revenue                                                                   1,257,632           917,578
                                                                                -----------       -----------
         Gross profit                                                             3,165,823         2,218,003
                                                                                -----------       -----------
Operating expenses:
   Research and development                                                         463,948           265,018
   Marketing                                                                      1,119,660           897,095
   Amortization of intangibles                                                      291,502           263,107
   General and administrative                                                       519,310           430,810
                                                                                -----------       -----------
                                                                                  2,394,420         1,856,030
                                                                                -----------       -----------
         Earnings from operations                                                   771,403           361,973
                                                                                -----------       -----------
Other income (expenses):
   Interest expense                                                                 (96,392)         (136,625)
   Interest and other income                                                        172,362            12,704
   Loss on sale of assets and marketable securities                                    --             (36,011)
                                                                                -----------       -----------
                                                                                     75,970          (159,932)
                                                                                -----------       -----------
         Earnings from continuing operations before income
            taxes                                                                   847,373           202,041

Income taxes                                                                        345,729            64,150
                                                                                -----------       -----------
         Net earnings from continuing operations                                    501,644           137,891
                                                                                -----------       -----------
Discontinued Operations:
    Loss from discontinued operations, net of income tax
     benefits  of $129,711 in 1998 and $7,407 in 1997                              (211,634)          (43,525)

    Gain on sale of assets of discontinued operations, net
     of income tax expense of $3,216,482                                          5,200,575              --
                                                                                -----------       -----------
         Net earnings (loss) from discontinued operations                         4,988,941           (43,525)
                                                                                -----------       -----------
         Net earnings                                                           $ 5,490,585       $    94,366
                                                                                ===========       ===========
Basic earnings (loss) per share:
    Continuing operations                                                       $       .06       $       .02
                                                                                ===========       ===========
    Discontinued operations                                                     $       .58       $      (.01)
                                                                                ===========       ===========
    Net earnings                                                                $       .64       $       .01
                                                                                ===========       ===========
Diluted earnings (loss) per share:
    Continuing operations                                                       $       .06       $       .02
                                                                                ===========       ===========
    Discontinued operations                                                     $       .56       $      (.01)
                                                                                ===========       ===========
    Net earnings                                                                $       .62       $       .01
                                                                                ===========       ===========

See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                -----------------------------
                                                                                    1998              1997
                                                                                -----------       -----------
Cash flows from operating activities:
   Net earnings from continuing operations                                      $   501,644       $   137,891
                                                                                -----------       -----------
   Adjustments to reconcile net earnings from continuing
      operations to net cash provided by operating activities
        Depreciation and amortization                                               436,665           353,409
        Loss (gain) on sale of assets and marketable
          securities                                                                   --              36,011
        Deferred income taxes                                                       (33,292)           56,743
        Changes in assets and liabilities:
           Receivables                                                             (218,150)           16,134
           Inventories                                                              204,432           (37,013)
           Prepaid expenses and other assets                                        189,499            80,504
           Income taxes payable                                                     361,021              --
           Accounts payable                                                          77,582          (224,698)
           Accrued expenses                                                         128,840            44,041
                                                                                -----------       -----------
             Total adjustments                                                    1,146,597           325,131
                                                                                -----------       -----------
             Net cash provided by continuing operations                           1,648,241           463,022
             Net cash provided by discontinued operations                            59,049            19,614
                                                                                -----------       -----------
             Net cash provided by operating activities                            1,707,290           482,636
                                                                                -----------       -----------
Cash flows from investing activities:
  Purchases of marketable securities                                                   --            (199,410)
  Proceeds from sales of marketable securities                                      350,000           614,929
  Additions to property, plant and equipment-continuing
     operations                                                                    (295,919)          (36,360)
  Additions to property, plant and equipment-discontinued
     operations
                                                                                    (12,060)          (91,593)
  Acquisition                                                                          --          (4,472,197)
  Net proceeds from sale of discontinued operations                              22,460,499              --
                                                                                -----------       -----------
             Net cash provided by (used in) investing
                activities                                                       22,502,520        (4,184,463)
                                                                                -----------       -----------
Cash flows from financing activities:
  Exercise of stock options                                                         135,906            56,926
  Purchase of treasury stock                                                       (508,008)             --
  Proceeds from short-term obligations                                                 --           3,743,506
  Payment of short-term obligations                                              (8,011,826)         (224,494)
  Payment of long-term debt                                                         (42,948)          (39,602)
                                                                                -----------       -----------
             Net cash provided by (used in) financing
                activities                                                       (8,426,876)        3,536,336
                                                                                -----------       -----------
  Net increase (decrease) in cash and cash equivalents                           15,782,934          (165,491)

Cash and cash equivalents at beginning of year                                      747,828           696,196
                                                                                -----------       -----------
Cash and cash equivalents at March 31                                           $16,530,762       $   530,705
                                                                                ===========       ===========
Supplemental cash flow information is presented below:

Income taxes paid                                                               $    18,000       $      --
                                                                                ===========       ===========

Interest paid                                                                   $   135,321       $   229,635
                                                                                ===========       ===========

See accompanying notes to condensed consolidated financial statements

                      QUEST MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                        Retained
                                          Common Stock                 Additional       earnings
                                             Shares        Amount    paid-in capital    (deficit)
                                          ------------    --------   ---------------   ------------
Balance at December 31, 1996                8,338,510     $416,926     $38,699,517     $(7,992,082)
   Shares issued upon exercise
      of stock options                        296,999       14,849         907,537            --
   Adjustment to unrealized
      losses on marketable
      securities                                 --           --              --              --
   Tax benefit from employee
     stock option exercises                      --           --         1,173,663            --
   Net earnings                                  --           --              --           724,021
                                            ---------     --------     -----------     -----------

Balance at December 31, 1997                8,635,509      431,775      40,780,717      (7,268,061)
   Shares issued upon exercise
      of stock options                         46,536        2,327         133,579            --
   Compensation expense
      resulting from changes
      to stock options                           --           --         1,004,654            --
   Purchase of 73,000 common
      shares, at cost                            --           --              --              --
   Adjustment to unrealized
      losses on marketable
      securities                                 --           --              --              --
   Net earnings                                  --           --              --         5,490,585
                                            ---------     --------     -----------     -----------

Balance at March 31, 1998                   8,682,045     $434,102     $41,918,950     $(1,777,476)
                                            =========     ========     ===========     ===========


                                           Unrealized
                                            loss on                         Total
                                           marketable  Treasury stock   stock-holders'
                                           securities                      equity
                                           ----------  --------------   --------------
Balance at December 31, 1996               $(130,878)     $    --        $ 30,993,483
   Shares issued upon exercise
      of stock options                          --             --             922,386
   Adjustment to unrealized
      losses on marketable
      securities                              92,384           --              92,384
   Tax benefit from employee
     stock option exercises                     --             --           1,173,663
   Net earnings                                 --             --             724,021
                                           ---------      ---------      ------------

Balance at December 31, 1997                 (38,494)          --          33,905,937
   Shares issued upon exercise
      of stock options                          --             --             135,906
   Compensation expense
      resulting from changes
      to stock options                          --             --           1,004,654
   Purchase of 73,000 common
      shares, at cost                           --         (508,008)         (508,008)
   Adjustment to unrealized
      losses on marketable
      securities                             (36,499)          --             (36,499)
   Net earnings                                 --             --           5,490,585
                                           ---------      ---------      ------------

Balance at March 31, 1998                  $ (74,993)     $(508,008)     $ 39,992,575
                                           =========      =========      ============



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

         The neurostimulation systems business, described above, was acquired in March 1995. All other businesses of the Company were sold in January 1998 as described below under Discontinued Operations.

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

         In addition, ANS products are purchased primarily by hospitals and other users who then bill various third party payers including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payers reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third party payer reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company's financial condition and results of operations.

         DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation. The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the three months ended March 31, 1998 and 1997. Net assets of the CVS Operations have been presented on the Condensed Consolidated Balance Sheet for the period ending December 31, 1997 as net assets of discontinued operations.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for periods ended March 31, 1998 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Quest Medical, Inc. and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at March 31, 1998:

                                                  GROSS         GROSS
                                                UNREALIZED    UNREALIZED     ESTIMATED
                                      COST        GAINS         LOSSES       FAIR VALUE
                                      ----        -----         ------       ----------
Investment grade preferred
  securities                      $  557,596     $    175     $   54,092     $  503,679
Publicly traded limited
  partnerships                        51,875         --           15,940         35,935
Real estate investment
  trusts                             241,590         --           14,570        227,020
Other                                313,128         --           29,199        283,929
                                  ----------     --------     ----------     ----------
                                  $1,164,189     $    175     $  113,801     $1,050,563
                                  ==========     ========     ==========     ==========

         At March 31, 1998, no individual security represented more than 27 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 1998.

(4)      NOTES PAYABLE

         Notes payable at March 31, 1998 and December 31, 1997 were as follows:

                                                       March 31, 1998    December 31,1997
                                                       --------------    ----------------
                 Notes payable to banks                  $      --          $ 5,000,000
                 Notes payable to shareholder                   --            2,000,000
                 Acquisition notes payable                      --            1,000,000
                 Mortgage notes                            3,767,664          3,810,612
                 Other                                        69,937             81,763
                                                         -----------        -----------
                                                           3,837,601         11,892,375
                 Less current maturities                     249,113          8,257,348
                                                         -----------        -----------
                 Long-term notes payable                 $ 3,588,488        $ 3,635,027
                                                         -----------        -----------

         At December 31, 1997, the Company's notes payable to banks were under a $5,650,000 working capital line of credit and a $350,000 term loan facility (the "Facilities"). The Facilities were collateralized by all of the Company's assets with the exception of the real property, building and equipment that collateralize the mortgage notes described below. On January 30, 1998, the Company repaid all notes payable under the Facilities with proceeds from the sale of the assets of its CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations") and the Facilities expired.

         In February 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. Under the terms of the promissory note, the Company was required to make quarterly interest payments with a principal payment of $2,000,000 due and payable at the maturity of the note in February 1998. The Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder had the right to one demand registration in addition to piggyback registration rights. During November 1997, upon demand of the shareholder, the Company filed a registration statement on Form S-3. At April 30, 1998, the warrants remain unexercised. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations.

         In February 1997, the Company issued the former owner of Neuromed, Inc. a promissory note in the amount of $1,000,000. Under terms of the promissory note, the Company was required to make monthly interest payments with a principal payment of $1,000,000 due and payable at maturity of the note in February 1998. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations.

         At March 31, 1998, the Company had a 8.25 percent note payable for $69,937. This note was collateralized by certain of the Company's marketable security investments, held by an investment company, which had a carrying value of $712,867. Borrowings under this note are restricted to 50 percent of the market value of the Company's marketable securities held by the investment company. At March 31, 1998, the amount available for additional borrowing under this note was $286,496.

         In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,864,033 at March 31, 1998, bears interest at 8.59 percent and has a twenty-five year amortization. The Company has the option of prepaying this note during years six through ten subject to certain provisions. The loan is collateralized by the Allen facility and land. The second note, in the amount of $903,631 at March 31, 1998, is related to equipment and furnishings and bears interest at 7.94 percent. The note has a ten-year amortization and is collateralized by the equipment and furnishings.

         The carrying value of the Company's debt approximates its fair value.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under noncancelable operating leases at March 31, 1998.

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

(6)      INCOME TAXES

         The Company recorded income tax expense from continuing operations during the three months ended March 31, 1998, of $345,729 and income tax expense from discontinued operations of $3,086,771, an overall effective tax rate of 38.5 percent. The tax expense from discontinued operations during the three months ended March 31, 1998 resulted from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company's expense for amortization costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the three months ended March 31, 1997, the Company recorded income tax expense of $64,150 from continuing operations and an income tax benefit of $7,407 from discontinued operations, an overall effective tax rate of 37.6 percent. The Company's expense for amortization costs of goodwill is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent.

(7)      NEW ACCOUNTING PRONOUNCEMENT/EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted by the Company on December 31, 1997. At that time, the Company changed the method used to compute earnings per share and as required, has restated all prior periods. Under Statement No. 128, basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings (loss) per share for the three months ended March 31, 1998 and 1997 are based upon 8,621,071 and 8,343,889 shares, respectively. Diluted earnings (loss) per share for the three months ended March 31, 1998 and 1997 are based upon 8,851,714 and 8,753,639 shares, respectively.

 (8)     SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $24 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The remaining proceeds will be used for working capital for the expanding ANS business and stock repurchases as deemed appropriate by the Board of Directors. The Company reported a pretax gain from the sale of $8.4 million during the three months ended March 31, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the three months ended March 31, 1998 and 1997 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

                                                      Three Months Ended
                                               -------------------------------
                                               March 31, 1998   March 31, 1997
                                               --------------   --------------
         Revenue                                $ 1,111,992      $ 3,533,552
         Gross profit                               206,481        1,644,327
         Earnings (loss) from operations           (307,120)          50,421
         Interest expense                           (34,225)        (101,353)
                                                -----------      -----------
         Loss before income tax benefit            (341,345)         (50,932)
         Income tax benefit                        (129,711)          (7,407)
                                                -----------      -----------
         Net loss                               $  (211,634)     $   (43,525)
                                                -----------      -----------

         The above operating results of the CVS Operations reflect the revenues and expenses of the CVS Operations including direct and indirect expenses of the CVS Operations that are paid by the Company and charged directly to the CVS Operations. Allocation of general overhead from the Company includes charges for regulatory, general corporate management, accounting and payroll services, human resources, management information systems and facilities expenses based on revenues of the CVS Operations to total revenues of the Company. Management believes that the expenses charged to the CVS Operations on this basis are not materially different from the costs that would have been incurred had the CVS Operations borne such expenses on a direct basis.

         Interest expense on the Company's corporate facility has been allocated to the CVS Operations based on space utilization. Interest expense on the Company's general credit facilities was allocated to the CVS Operations based on the ratio of the net assets of the CVS Operations to the total net assets of the Company.

         Assets and liabilities of discontinued CVS Operations at December 31, 1997 were as follows:

                                                                1997
                                                             -----------
Current assets:
     Accounts receivable                                     $ 2,481,278
     Inventories                                               5,208,676
     Prepaid expenses                                            131,735
                                                             -----------
                                                               7,821,689
                                                             -----------
Noncurrent assets:
     Net property, plant and equipment                         3,633,855
     Net intangible assets consisting of patents,
        purchased technology and costs in excess
        of net assets acquired
                                                               2,043,107
Other assets                                                       8,631
                                                             -----------
                                                               5,685,593
                                                             -----------
Total assets                                                  13,507,282
                                                             -----------

Current liabilities:
     Accounts payable                                            410,483
     Accrued liabilities                                         265,481
                                                             -----------
                                                                 675,964
                                                             -----------
Net assets of CVS Operations                                 $12,831,318
                                                             ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

OVERVIEW

On January 30, 1998, the Company sold the assets of its CVS Operations, including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company received approximately $24 million in cash from the sale, subject to post-closing adjustments as defined in the purchase agreement. The Company also granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During the option period, the Company is leasing space to Atrion for the CVS Operations for $24,606 per month. In turn, the Company is leasing certain office and computer equipment from Atrion for $13,175 per month.

Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The intangible assets also included the rights to the name Quest Medical, Inc. The Company reported a pretax gain on the transaction of $8.4 million ($5.2 million after-tax) which is included in the Company's results for the three months ended March 31, 1998. The pretax gain is net of $1 million compensation expense recorded as a result of certain changes made to stock options held by employees of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company utilized $9.2 million of the proceeds from the sale to retire debt and pay expenses related to the transaction.

The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.

At its Annual Meeting of Shareholders on May 28, 1998, the Company has submitted a proposal to change the name of the Company from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. ("ANS"). Management believes the name change reflects the new focus and direction of the Company on the neuromodulation market. If the proposal is approved by the shareholders, it will become effective upon filing and recording a Certificate of Amendment to the Articles of Incorporation as required by law. Upon the effectiveness of the name change, if approved by the shareholders, the Company intends to change its trading symbol on the Nasdaq Stock Market to "ANSI".

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Revenues. Net revenue from continuing ANS operations of $4.42 million for the three months ended March 31, 1998 was $1.28 million, or 41 percent above the level for the comparable 1997 period of $3.14 million. This increase was primarily the result of higher unit sales volume of ANS' Radio Frequency ("RF") spinal cord stimulation ("SCS") systems used to manage chronic intractable pain, principally in the United States. Management expects to improve the Company's market position through new technologies, additional product offerings, and enhanced distribution channels.

Gross Profit. Gross profit increased during the three months ended March 31, 1998 to $3.17 million compared to $2.22 million in 1997, an increase of
42.7 percent. As a percentage of net revenue, gross profit increased during the three months ended March 31, 1998 to 71.6 percent compared to 70.7 percent during the comparable 1997 period. This increase in gross profit was attributable to the increased revenue generated by ANS, while the increase in gross profit margin resulted from higher unit sales of the Company's dual octrode systems for the treatment of complex pain patterns which contribute somewhat higher margins than other ANS systems marketed by the Company.

Operating Expenses. Total operating expenses of $2.39 million for the three months ended March 31, 1998 increased from $1.86 million during the same period in 1997, although as a percentage of net revenue, total operating expenses decreased from 59.2 percent in 1997 to 54.1 percent in 1998.

Research and development expense increased to $464,000 during the three months ended March 31, 1998, compared to $265,000 for the same period a year ago, and increased as a percentage of net revenue from 8.5 percent in 1997 to
10.5 percent in 1998. This increase in expense during 1998 compared to 1997 was the result of additional salary and benefit expense from staffing increases, increased consulting and contract labor expense and higher expense for test materials. Management expects research and development expenditures to approximate $2.2 million for the remainder of 1998. These expenditures during the first quarter of 1998 and for the remainder of 1998 are being directed toward development of next generation RF SCS systems, an implantable constant rate drug pump, and development of an implantable pulse generator ("IPG") system. The Company has entered into a development and manufacturing contract with Hi-tronics Design, Inc., a premier contract engineering and manufacturing firm, to develop an IPG. IPG systems currently account for 80 percent of the SCS units sold worldwide. Management expects the IPG system to be ready for clinical trials in the United States and market introduction internationally in early 1999. The IPG system will not only allow ANS to compete in the largest segment of the SCS market but potentially expand the markets for ANS products for use in proposed new applications such as deep brain stimulation to treat essential tremor and tremor associated with Parkinson's disease, epilepsy, urinary incontinence, angina and peripheral vascular disease. The Company is pursuing strategic alliances that may partially fund research and development expenditures during the remainder of 1998.

Marketing expense, as a percentage of net revenue, decreased to 25.3 percent for the three months ended March 31, 1998, compared to 28.6 percent for the comparable period during 1997, while the dollar amount increased from $897,000 during 1997 to $1.12 million in 1998. This dollar increase of $223,000 during 1998 was attributable to higher commissions due to the increased revenue and training expense for new users of ANS products.

Amortization expense for intangibles increased from $263,000 during the three months ended March 31, 1997 to $292,000 during the comparable 1998 period due, for the most part, to expense associated with a non-compete agreement with the former president and chief executive officer.

General and administrative expense as a percentage of net revenue decreased to
11.7 percent during the three months ended March 31, 1998 compared to
13.7 percent for the same period during 1997, while the dollar amount increased by $89,000. This dollar increase in expense during 1998 compared to 1997 was primarily the result of an executive placement fee paid in connection with the hiring of a new president and chief executive officer.

Earnings From Operations. Earnings from operations increased to $771,000 during the three months ended March 31, 1998 compared to $362,000 for the comparable 1997 period due to increased gross profit from higher sales of ANS products.

Other Income/Expense. Other income increased to $76,000 during the three months ended March 31, 1998 compared to an expense of $160,000 for the comparable 1997 period as a result of three factors. First, interest expense decreased by $40,000 during 1998 compared to 1997 as a result of the repayment of short-term notes payable during January 1998 utilizing the proceeds from the sale of the CVS Operations (see Notes 4 and 8 of the Notes to Condensed Consolidated Financial Statements). Second, interest income increased $160,000 during 1998 compared to 1997, due to higher funds available for investment as a result of the net proceeds from the January 1998 sale of the CVS Operations. Finally, the Company incurred a net loss of $36,000 during the three months ended March 31, 1997 from the sale of certain marketable security investments.

Income Taxes. The Company's income tax expense for continuing operations increased to $346,000 for the three months ended March 31, 1998 from $64,000 during the same period in 1997 due to higher earnings from continuing operations. The effective tax rate during 1998 was 40.8 percent as the Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent.

Net Earnings From Continuing Operations. Net earnings from continuing operations increased to $502,000 during the three months ended March 31, 1998 compared to $138,000 during the same period a year earlier. This increase during 1998 compared to 1997 was primarily the result of the higher earnings from operations due to increased gross profit from higher sales of ANS products and, to a lesser extent, the increase in other income due to lower interest expense and higher interest income.

Discontinued Operations. Net earnings from discontinued operations increased to $4.99 million during the three months ended March 31, 1998 compared to a net loss from discontinued operations of $44,000 during the comparable 1997 period. Net earnings from discontinued operations during 1998 included an after-tax gain of $5.2 million on the sale of the assets of the discontinued CVS Operations to Atrion on January 30, 1998. This gain was partially offset by a loss from discontinued operations of $212,000 from January 1, 1998 until the sale on January 30, 1998.

Net Earnings. Net earnings increased to $5.49 million during the three months ended March 31, 1998 compared to $94,000 during the comparable 1997 period due to the gain on the sale of the assets of the discontinued CVS Operations and the increase in net earnings from continuing operations discussed above.

LIQUIDITY AND FINANCIAL POSITION

In the sale of assets of the CVS Operations to Atrion, the Company received cash proceeds of approximately $24 million, subject to post-closing adjustments as defined in the purchase agreement, which significantly enhanced the Company's financial position. The Company utilized approximately $9.2 million of the proceeds to retire short-term notes payable and related expenses of the transaction. After such repayment, the Company has no debt other than its Allen facility mortgage of $3.8 million. The Company also granted Atrion a nine-month option to purchase the Allen facility for $6.5 million and is leasing space in the Allen facility to Atrion under a lease agreement which expires on January 30, 1999. If Atrion exercises the purchase option on the Allen facility, the Company would receive another $2.7 million in net proceeds after paying off the mortgage.

The Company's working capital increased from $14.1 million at year-end 1997 to $20.3 million at March 31, 1998. The ratio of current assets to current liabilities was 6.6:1 at March 31, 1998, compared to 2.5:1 at December 31, 1997. Cash, cash equivalents and marketable securities totaled $17.6 million at March 31, 1998 compared to $2.2 million at December 31, 1997.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock. During the quarter ended March 31, 1998, the Company repurchased 73,000 shares of its common stock at an aggregate cost of $508,000, or $6.96 per share.

During the three months ended March 31, 1998, capital expenditures totaled $296,000, primarily for additional manufacturing tooling and equipment. Management expects capital expenditures for the remainder of fiscal 1998 of $1.9 million primarily related to manufacturing tooling and equipment for the new products the Company is developing, including next generation RF SCS systems, an IPG system and a constant rate implantable drug pump.

Management believes that its current cash, cash equivalents and marketable securities and funds generated from operations will be sufficient to satisfy normal cash operating requirements, capital expenditures and stock repurchases for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations increased to $1.65 million during the three months ended March 31, 1998, from $463,000 for the same period a year ago reflecting the improved operating results of ANS. The primary use of cash in continuing operations during the three months ended March 31, 1998 was an increase in the level of accounts receivable of $218,000. Net cash provided by discontinued operations increased slightly to $59,000 during the three months ended March 31, 1998 compared to $19,600 for the comparable 1997 period.

Net cash provided by investing activities increased to $22.5 million during the three months ended March 31, 1998, compared to a net use of cash during 1997 of $4.2 million. This increase resulted from two factors. First, the Company received $22.5 million of net proceeds during the 1998 period from the sale of its CVS Operations on January 30, 1998. Second, during the 1997 period the Company used $4.5 million of cash for payments to the former owner of Neuromed, Inc. for the purchase of certain patents and the settlement of certain purchase price issues.

Net cash used in financing activities for the three months ended March 31, 1998, was $8.4 million while financing activities during the same period in 1997 provided net cash of $3.5 million. This decrease was primarily due to the use of $8.0 million in 1998 to reduce debt under short-term notes payable while the 1997 period included $3.7 million of proceeds from additional borrowings under short-term notes.

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

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "plan", "should", "anticipate", "believe", "intend", "estimate", "expect", "predict", "new market", "potential new market applications" and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: continued growth in ANS revenues and market acceptance of ANS products consistent with management expectations; completion of research and development projects in an efficient and timely manner; obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products; the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products; the adequacy, acceptability and timeliness of component supply; continued reimbursement for medical procedures using the Company's existing products by medical reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid without material adverse changes in reimbursement amounts, qualifications or requirements; the approval of new products by reimbursement agencies; retention of major customers; the efficacy of the Company's products for proposed or potential new applications; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecast in forward-looking statements.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibit 10.29 -- Employment Agreement dated April 9, 1998 between
                                Christopher G. Chavez and Quest Medical, Inc.
               Exhibit 10.30 -- Employment Agreement dated April 9, 1998 between
                                Scott F. Drees and Quest Medical, Inc.
               Exhibit 10.31 -- Employment Agreement dated April 9, 1998 between
                                F. Robert Merrill III and Quest Medical, Inc.
               Exhibit 27.1 --  Financial Data Schedule
               Exhibit 27.2 --  Restated Financial Data Schedule

       (b) The Company filed a Form 8-K on December 31, 1997 to report the press release announcing the Company's entering into a definitive agreement on December 29, 1997 to sell the CVS Operations to Atrion. On February 13, 1998 the Company filed a Form 8-K to report the consummation of the sale of the CVS Operations to Atrion on January 30, 1998. On April 9, 1998 the Company filed Amendment No. 1 on a Form 8-K/A to its Form 8-K filed on February 13, 1998 amending Item 7(b) to report pro forma financial information.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      QUEST MEDICAL, INC.



Date:  May 11, 1998                   By: /s/ F. Robert Merrill III
                                          ---------------------------------
                                          F. Robert Merrill III
                                          Executive Vice President, Finance
                                          Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


       Exhibit No.                      Description
       -----------                      -----------

      Exhibit 10.29 -- Employment Agreement dated April 9, 1998 between
                       Christopher G. Chavez and Quest Medical, Inc.
      Exhibit 10.30 -- Employment Agreement dated April 9, 1998 between
                       Scott F. Drees and Quest Medical, Inc.
      Exhibit 10.31 -- Employment Agreement dated April 9, 1998 between
                       F. Robert Merrill III and Quest Medical, Inc.
      Exhibit 27.1 --  Financial Data Schedule
      Exhibit 27.2 --  Restated Financial Data Schedule