Form 10-Q
period 1998-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1998-08-11
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -----                               OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
 -----                           15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

                         COMMISSION FILE NUMBER 0-10521

                     ADVANCED NEUROMODULATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                TEXAS                                75-1646002
   -------------------------------       ------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                   ONE ALLENTOWN PARKWAY, ALLEN, TEXAS 75002
           ------------------------------------------------------
           (Address of Principal Executive Offices)    (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             NUMBER OF SHARES OUTSTANDING AT
             TITLE OF EACH CLASS                      JULY 31, 1998
        ----------------------------         -------------------------------
        COMMON STOCK, $.05 PAR VALUE                    8,422,777

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS




PART I.      FINANCIAL INFORMATION                                                                                      2

      ITEM 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           June 30, 1998 and December 31, 1997                                                        3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months and Six Months Ended
                           June 30, 1998 and 1997                                                                       5


                      Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended
                           June 30, 1998 and 1997                                                                       6


                      Condensed Consolidated Statements of Stockholders' Equity
                           For the Year Ended December 31, 1997
                           and the Six Months Ended June 30, 1998                                                       7


                      Notes to Condensed Consolidated
                           Financial Statements                                                                      8-13

      ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations             14-20

PART II.     OTHER INFORMATION                                                                                      21-22

      ITEM 4.     Submission of Matters to a Vote of Security Holders                                                  21

      ITEM 6.     Exhibits and Reports on Form 8-K                                                                  21-22

SIGNATURES                                                                                                             23

                                    PART I


                            FINANCIAL INFORMATION

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                               JUNE 30,
                                                                                 1998        DECEMBER 31,
ASSETS                                                                        (UNAUDITED)        1997
                                                                              ------------   ------------
Current assets:
   Cash and cash equivalents                                                  $ 18,202,797   $    747,828
   Marketable securities                                                           866,435      1,455,864
   Receivables:
    Trade accounts, less allowance for doubtful accounts of $225,240
       in 1998 and $212,375 in 1997                                              2,692,520      2,398,327
    Interest and other                                                             196,637        209,595
                                                                              ------------   ------------
         Total receivables                                                       2,889,157      2,607,922
                                                                              ------------   ------------

   Inventories:
    Raw materials                                                                  997,060      1,056,718
    Work-in-process                                                                466,545        323,929
    Finished goods                                                               1,325,234      1,597,840
                                                                              ------------   ------------
         Total inventories                                                       2,788,839      2,978,487
                                                                              ------------   ------------

   Net assets of discontinued operations sold in 1998                                   --     12,831,318
   Deferred income taxes                                                         1,666,872      2,288,192
   Prepaid expenses and other current assets                                       412,565        476,716
                                                                              ------------   ------------
         Total current assets                                                   26,826,665     23,386,327
                                                                              ------------   ------------

Property, plant and equipment:
   Land                                                                          1,927,900      1,927,900
   Building and improvements                                                     5,254,945      5,254,945
   Furniture and fixtures                                                          733,499        624,753
   Machinery and equipment                                                       1,509,129        920,879
                                                                              ------------   ------------
                                                                                 9,425,473      8,728,477
   Less accumulated depreciation and amortization                                1,611,289      1,317,362
                                                                              ------------   ------------
         Net property, plant and equipment                                       7,814,184      7,411,115
                                                                              ------------   ------------

Cost in excess of net assets acquired, net of accumulated amortization
    of $1,456,315 in 1998 and $1,178,014 in 1997                                 9,355,349      9,633,650
Patents, net of accumulated amortization of $223,333 in 1998 and
    $148,958 in 1997                                                             2,776,667      2,851,042
Purchased technology from acquisitions, net of accumulated amortization
    of $866,667 in 1998 and $733,334 in 1997                                     3,133,333      3,266,666
Tradenames, net of accumulated amortization of $406,250 in 1998 and
    $343,750 in 1997                                                             2,093,750      2,156,250
Other assets, net of accumulated amortization of $34,496 in 1998                   251,405        277,270
                                                                              ------------   ------------
                                                                              $ 52,251,353   $ 48,982,320
                                                                              ============   ============

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                      JUNE 30,
                                                                        1998        DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                (UNAUDITED)         1997
                                                                    ------------    ------------
Current liabilities:
   Accounts payable                                                 $    516,610    $    240,249
   Short-term notes payable and current maturities
     of long-term notes payable                                          182,841       8,257,348
   Deferred revenue- R&D contract                                      3,400,000              --
   Accrued salary and employee benefit costs                             497,008         381,735
   Income taxes payable                                                3,226,272              --
   Other accrued expenses                                                415,116         379,444
                                                                    ------------    ------------
         Total current liabilities                                     8,237,847       9,258,776
                                                                    ------------    ------------

Notes payable                                                          3,540,996       3,635,027
Deferred income taxes                                                  2,115,996       2,182,580

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized 25,000,000 shares;
      issued 8,780,572 shares in 1998 and 8,635,509 in 1997              439,028         431,775
   Additional paid-in capital                                         42,239,187      40,780,717
   Retained earnings (deficit)                                          (856,288)     (7,268,061)
   Cost of common shares in treasury; 373,600 shares in 1998          (3,341,165)             --
   Unrealized loss on marketable securities net of tax benefit of
      $64,006 in 1998 and $19,831 in 1997                               (124,248)        (38,494)
                                                                    ------------    ------------

         Total stockholders' equity                                   38,356,514      33,905,937
                                                                    ------------    ------------
                                                                    $ 52,251,353    $ 48,982,320
                                                                    ============    ============

See accompanying notes to condensed consolidated financial statements

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                    1998            1997            1998            1997
                                                               ------------    ------------    ------------    ------------
Net revenue-product sales                                      $  4,730,672    $  3,465,753    $  9,154,127    $  6,601,334
Net revenue-contract research and development                       600,000              --         600,000              --
                                                               ------------    ------------    ------------    ------------
         Total net revenue                                        5,330,672       3,465,753       9,754,127       6,601,334

Costs and expenses:
   Cost of product sales                                          1,237,569       1,660,595       2,495,201       2,578,173
   Research and development                                         606,534         210,759       1,070,482         475,777
   Marketing                                                      1,118,202       1,037,317       2,237,862       1,934,412
   Amortization of intangibles                                      291,504         274,253         583,006         537,360
   General and administrative                                       720,303         432,172       1,239,613         862,982
                                                               ------------    ------------    ------------    ------------
                                                                  3,974,112       3,615,096       7,626,164       6,388,704
                                                               ------------    ------------    ------------    ------------
         Earnings (loss) from operations                          1,356,560        (149,343)      2,127,963         212,630
                                                               ------------    ------------    ------------    ------------

Other income (expenses):
   Interest expense                                                 (79,346)       (163,601)       (175,738)       (300,226)
   Interest and other income                                        243,054          32,258         415,416          44,962
  Gain (loss) on sale of assets and marketable
    securities                                                          (81)         11,532             (81)        (24,479)
                                                               ------------    ------------    ------------    ------------
                                                                    163,627        (119,811)        239,597        (279,743)
                                                               ------------    ------------    ------------    ------------

         Earnings (loss) from continuing operations
             before income taxes                                  1,520,187        (269,154)      2,367,560         (67,113)
Income taxes (benefit)                                              598,999         (47,141)        944,728          17,009
                                                               ------------    ------------    ------------    ------------
         Net earnings (loss) from continuing
             operations                                             921,188        (222,013)      1,422,832         (84,122)
                                                               ------------    ------------    ------------    ------------

Discontinued Operations:
  Earnings (loss) from discontinued operations,
    net of income tax benefits of $129,711 in
    1998 and income tax expense of $31,867 and
    $24,460 in 1997                                                      --         187,265        (211,634)        143,740

  Gain (loss) on sale of assets of discontinued
    operations, net of income tax expense of
    $3,037,968                                                           --              --       5,200,575              --
                                                               ------------    ------------    ------------    ------------
         Net earnings (loss) from discontinued
             operations                                                  --         187,265       4,988,941         143,740
                                                               ------------    ------------    ------------    ------------
         Net earnings (loss)                                   $    921,188    $    (34,748)   $  6,411,773    $     59,618
                                                               ============    ============    ============    ============

Basic earnings (loss) per share:
         Continuing operations                                 $        .11    $       (.03)   $        .16    $       (.01)
                                                               ============    ============    ============    ============
         Discontinued operations                               $         --    $        .03    $        .58    $        .02
                                                               ============    ============    ============    ============
         Net earnings                                          $        .11    $         --    $        .74    $        .01
                                                               ============    ============    ============    ============
Diluted earnings (loss) per share:
         Continuing operations                                 $        .10    $       (.03)   $        .16    $       (.01)
                                                               ============    ============    ============    ============
         Discontinued operations                               $         --    $        .03    $        .56    $        .02
                                                               ============    ============    ============    ============
         Net earnings                                          $        .10    $         --    $        .72    $        .01
                                                               ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                             1998            1997
                                                                        ------------    ------------
Cash flows from operating activities:
   Net earnings (loss) from continuing operations                       $  1,422,832    $    (84,122)
                                                                        ------------    ------------
   Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities
       Depreciation and amortization                                         876,932         716,741
       Loss on sale of assets and marketable
        securities                                                                81          24,479
       Increase in inventory reserve                                              --         478,619
       Deferred income taxes                                              (1,307,584)        (66,583)
       Changes in assets and liabilities:
          Receivables                                                       (281,235)       (319,767)
          Inventories                                                        189,648         121,819
          Prepaid expenses and other assets                                   55,520         273,616
          Accounts payable                                                   276,361        (436,103)
          Deferred revenue                                                 3,400,000              --
          Income taxes payable                                             2,224,512              --
          Accrued expenses                                                    82,945        (178,009)
                                                                        ------------    ------------
            Total adjustments                                              5,517,180         614,812
                                                                        ------------    ------------
            Net cash provided by continuing operations                     6,940,012         530,690
            Net cash provided by discontinued operations                      59,049         971,622
                                                                        ------------    ------------
            Net cash provided by operating activities                      6,999,061       1,502,312
                                                                        ------------    ------------

Cash flows from investing activities:
  Purchases of marketable securities                                        (106,001)       (717,562)
  Proceeds from sales of marketable securities                               565,420         791,681
  Additions to property, plant and equipment - continuing operations        (696,996)       (333,257)
  Additions to property, plant and equipment - discontinued operations       (12,060)       (766,513)
  Final payments for 1995 acquisition of Neuromed                                 --      (4,472,197)
  Net proceeds from sale of discontinued operations and assets            21,754,179           4,348
                                                                        ------------    ------------
            Net cash provided by (used in) investing activities           21,504,542      (5,493,500)
                                                                        ------------    ------------

Cash flows from financing activities:
  Exercise of stock options                                                  461,069         320,479
  Purchase of treasury stock                                              (3,341,165)             --
  Proceeds from short-term obligations                                            --       3,911,221
  Payment of short-term obligations                                       (8,081,763)       (713,965)
  Payment of long-term debt                                                  (86,775)        (80,018)
                                                                        ------------    ------------
            Net cash provided by (used in) financing activities          (11,048,634)      3,437,717
                                                                        ------------    ------------
  Net increase (decrease) in cash and cash equivalents                    17,454,969        (553,471)

Cash and cash equivalents at beginning of year                               747,828         696,196
                                                                        ------------    ------------
Cash and cash equivalents at June 30                                    $ 18,202,797    $    142,725
                                                                        ============    ============

Supplemental cash flow information is presented below:
Income taxes paid                                                       $     27,800    $         --
                                                                        ============    ============
Interest paid                                                           $    214,582    $    470,314
                                                                        ============    ============

See accompanying notes to condensed consolidated financial statements

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     UNREALIZED
                                                       ADDITIONAL     RETAINED        LOSS ON                          TOTAL
                               COMMON STOCK             PAID-IN       EARNINGS       MARKETABLE       TREASURY      STOCKHOLDER'S
                          SHARE           AMOUNT        CAPITAL       (DEFICIT)      SECURITIES        STOCK           EQUITY
                       ------------   ------------   ------------   ------------    ------------    ------------    ------------
Balance at
December 31, 1996         8,338,510   $    416,926   $ 38,699,517   $ (7,992,082)   $   (130,878)   $         --    $ 30,993,483
   Shares issued
     upon exercise
     of stock
     options                296,999         14,849        907,537             --              --              --         922,386
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  --             --             --             --          92,384              --          92,384
   Tax benefit from
     employee stock
     option
     exercises                   --             --      1,173,663             --              --              --       1,173,663
   Net earnings                  --             --             --        724,021              --              --         724,021
                       ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance at
December 31, 1997         8,635,509        431,775     40,780,717     (7,268,061)        (38,494)             --      33,905,937
   Shares issued
     upon exercise
     of stock
     options                145,063          7,253        453,816             --              --              --         461,069
   Compensation
     expense
     resulting from
     changes to
     stock options               --             --      1,004,654             --              --              --       1,004,654
   Purchase of
     373,600 common
     shares, at cost             --             --             --             --              --      (3,341,165)     (3,341,165)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  --             --             --             --         (85,754)             --         (85,754)
   Net earnings                  --             --             --      6,411,773              --              --       6,411,773
                       ------------   ------------   ------------   ------------    ------------    ------------    ------------

Balance at
June 30, 1998             8,780,572   $    439,028   $ 42,239,187   $   (856,288)   $   (124,248)   $ (3,341,165)   $ 38,356,514
                       ============   ============   ============   ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements

            ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)      BUSINESS

         CONTINUING OPERATIONS

         Advanced Neuromodulation Systems, Inc. (the "Company" or "ANS"), formerly Quest Medical, Inc., designs, develops, manufactures and markets implantable neurostimulation systems. ANS devices are used primarily to manage chronic severe pain. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

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

         The Company changed its name from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. during June 1998. The Company's NASDAQ stock symbol was changed from "QMED" to "ANSI" on July 1, 1998.

         DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation. The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 1998 and 1997. Net assets of the CVS Operations have been presented on the Condensed Consolidated Balance Sheet for the period ending December 31, 1997 as net assets of discontinued operations.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for periods ended June 30, 1998 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at June 30, 1998:

                                               GROSS        GROSS
                                             UNREALIZED   UNREALIZED   ESTIMATED
                                   COST        GAINS        LOSSES     FAIR VALUE
                                ----------   ----------   ----------   ----------
Investment grade preferred
  securities                    $  557,596   $       --   $  122,101   $  435,495
Publicly traded limited
  partnerships                      51,875           --       23,125       28,750
Real estate investment trusts      141,590           --       19,651      121,939
Other                              303,628           --       23,377      280,251
                                ----------   ----------   ----------   ----------
                                $1,054,689   $       --   $  188,254   $  866,435
                                ==========   ==========   ==========   ==========

         At June 30, 1998, no individual security represented more than 29 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 1998.

(4)      NOTES PAYABLE

         Notes payable at June 30, 1998 and December 31, 1997 were as follows:

                                                  JUNE 30,      DECEMBER 31,
                                                    1998             1997
                                                ------------    ------------
Notes payable to banks                          $         --    $  5,000,000
Notes payable to shareholder                              --       2,000,000
Acquisition notes payable                                 --       1,000,000
Mortgage notes                                     3,723,837       3,810,612
Other                                                     --          81,763
                                                ------------    ------------
                                                   3,723,837      11,892,375
Less current maturities                             (182,841)     (8,257,348)
                                                ------------    ------------
Long-term notes payable                         $  3,540,996    $  3,635,027
                                                ============    ============

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

         In February 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. Under the terms of the promissory note, the Company was required to make quarterly interest payments with a principal payment of $2,000,000 due and payable at the maturity of the note in February 1998. The Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder had the right to one demand registration in addition to piggyback registration rights. During November 1997, upon demand of the shareholder, the Company filed a registration statement on Form S-3. At June 30, 1998, the warrants remain unexercised. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations.

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

         In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,851,408 at June 30, 1998, bears interest at 8.59 percent and has a twenty-five year amortization. The Company has the option of prepaying this note during years six through ten subject to certain provisions. The loan is collateralized by the Allen facility and land. The second note, in the amount of $872,429 at June 30, 1998, is related to equipment and furnishings and bears interest at 7.94 percent. The note has a ten-year amortization and is collateralized by the equipment and furnishings.

         The carrying value of the Company's debt approximates its fair value.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company has no material commitments under noncancelable operating leases at June 30, 1998.

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

(6)      INCOME TAXES

         The Company recorded income tax expense from continuing operations during the six months ended June 30, 1998, of $944,728 and income tax expense from discontinued operations of $2,908,257, an overall effective tax rate of 37.5 percent. The tax expense from discontinued operations during the six months ended June 30, 1998 resulted from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the six months ended June 30, 1997, the Company recorded income tax expense of $17,009 from continuing operations and income tax expense of $24,460 from discontinued operations, an overall effective tax rate of 41.0 percent. The Company's expense for amortization of goodwill is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent.

(7)      EARNINGS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings (loss) per share for the three months ended June 30, 1998 and 1997 are based upon 8,637,750 and 8,371,000 shares, respectively. Basic earnings (loss) per share for the six months ended June 30, 1998 and 1997 are based upon 8,629,411 and 8,357,445 shares, respectively. Diluted earnings (loss) per share for the three months ended June 30, 1998 and 1997 are based upon 8,923,052 and 8,371,000 shares, respectively. Diluted earnings (loss) per share for the six months ended June 30, 1998 and 1997 are based upon 8,887,383 and 8,357,445 shares, respectively.

 (8)     SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The remaining proceeds will be used for working capital for the expanding ANS business and stock repurchases as deemed appropriate by the Board of Directors. The Company reported a pretax gain from the sale of $8.2 million during the six months ended June 30, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the one month ended January 30, 1998 and the three months and six months ended June 30, 1997 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

                                                One Month Ended    Three Months Ended   Six Months Ended
                                                January 30, 1998     June 30, 1997       June 30, 1997
                                                ----------------   ------------------   ----------------
Net revenue-product sales                       $      1,111,992    $      3,675,966    $      7,209,518
Gross profit from product sales                          206,481           1,952,786           3,597,113
Earnings (loss) from operations                         (307,120)            333,564             383,985
Interest expense                                         (34,225)           (114,432)           (215,785)
                                                ----------------    ----------------    ----------------
Earnings (loss) before income tax                       (341,345)            219,132             168,200
Income tax expense (benefit)                            (129,711)             31,867              24,460
                                                ----------------    ----------------    ----------------
Net earnings (loss)                             $       (211,634)   $        187,265    $        143,740
                                                ----------------    ----------------    ----------------

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
                                                                    ===========

(9)      PRODUCT DEVELOPMENT AGREEMENT

         On June 22, 1998, the Company announced that it had entered into an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company will develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement which will be recognized into income as revenue over the next several quarters, beginning in the quarter ended June 30, 1998, based upon the estimated percentage of completion of the development project. ANS will also receive four additional payments of $2 million each, which will be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years, which management believes will commence in fiscal 1999. In order for Sofamor Danek to market the DBS products in the United States, FDA clearance will be necessary, which will require clinical trials. Sofamor Danek has accepted the responsibility and expense for seeking regulatory approvals. Sofamor Danek has also agreed to purchase the DBS products exclusively from ANS and has agreed to pay ANS a royalty on Sofamor Danek sales of the DBS products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

OVERVIEW

On January 30, 1998, the Company sold the assets of its CVS Operations, including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company received cash proceeds of approximately $23 million, after post-closing adjustments as defined in the purchase agreement. The Company also granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During the option period, the Company is leasing space to Atrion for the CVS Operations for $24,606 per month. In turn, the Company is leasing certain office and computer equipment from Atrion for $13,175 per month.

Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The intangible assets also included the rights to the name Quest Medical, Inc. The Company reported a pretax gain on the transaction of $8.2 million ($5.2 million after-tax) which is included in the Company's results for the six months ended June 30, 1998. The pretax gain is net of $1 million compensation expense recorded as a result of certain changes made to stock options held by employees of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company utilized $9.2 million of the proceeds from the sale to retire debt and pay expenses related to the transaction.

The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and 1997.

At its Annual Meeting of Shareholders on May 28, 1998, the shareholders approved a proposal to change the name of the Company from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. ("ANS"). The name change became effective upon the filing and recording of the Certificate of Amendment to the Articles of Incorporation on June 17, 1998. The Company's trading symbol on the Nasdaq Stock Market was changed to "ANSI" on July 1, 1998.

On June 22, 1998, the Company announced that it had entered into an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company will develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement which will be recognized into income as revenue over the next several quarters, beginning in the quarter ended June 30, 1998, based upon the estimated percentage of completion of the development project. ANS will also receive four additional payments of $2 million each, which will be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years, which management believes will commence in fiscal 1999. In order for Sofamor Danek to market the DBS products in the United States, FDA clearance will be necessary, which will require clinical trials. Sofamor Danek has accepted the responsibility and expense for seeking regulatory approvals. Sofamor Danek has also agreed to purchase the DBS products exclusively from ANS and has agreed to pay ANS a royalty on Sofamor Danek sales of the DBS products.

The agreement with Sofamor Danek fits with the Company's strategy to strengthen and broaden its neuromodulation technology platforms and to find strategic partners to leverage ANS' core technology into other significant market segments beyond the Company's focus on the pain management market.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues. Net revenue from continuing ANS operations of $5.33 million for the three months ended June 30, 1998 was $1.86 million above the level for the comparable 1997 period of $3.47 million. The 1998 period includes $600,000 of net revenue associated with the Company's development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 36.5 percent to $4.73 million during the three months ended June 30, 1998 from $3.47 million during the comparable 1997 period. For the six months ended June 30, 1998, net revenue increased to $9.75 million from $6.60 million during 1997, an increase of $3.15 million. Again, the 1998 six month period includes $600,000 of net revenue associated with the Sofamor Danek development agreement. Excluding such revenue, ANS net revenue from product sales increased to $9.15 million during 1998 from $6.60 million in 1997, an increase of $2.55 million, or 38.7 percent. The increase in net revenue during both 1998 periods compared to 1997 was primarily the result of higher unit sales volume of ANS' Radio Frequency ("RF") spinal cord stimulation ("SCS") systems used to manage chronic intractable pain, principally in the United States, and the revenue associated with the development agreement with Sofamor Danek. Management continues to explore ways to improve the Company's market position through new technologies, additional product offerings, enhanced distribution channels and addressing new indications.

Gross Profit from Product Sales. Gross profit from product sales increased during the three months ended June 30, 1998 to $3.49 million compared to $1.81 million in 1997 and as a percentage of net revenue from product sales, gross profit increased during the three months ended June 30, 1998 to 73.8 percent compared to 52.1 percent during the comparable 1997 period. This increase in gross profit from product sales was attributable to the increased revenue generated by ANS and an increase in gross profit margin from product sales resulting from three factors. First, the 1997 period included a write-off of $479,000 for ANS inventories of previous designs which resulted in a reduction of the 1997 gross profit margin by 14 percentage points (the gross margin without the inventory write-off was 66 percent). Second, the 1998 period included higher unit sales of the Company's dual octrode systems for the treatment of complex pain patterns which contribute somewhat higher margins than other ANS systems marketed by the Company. Third, the Company implemented certain manufacturing cost improvements during 1998 which have reduced manufacturing costs on certain of the Company's products. For the six months ended June 30, 1998, gross profit from product sales increased to $6.66 million from $4.02 million in 1997 due to the increased revenue generated by ANS and an increase in gross profit margin from product sales which increased to 72.7 percent during the six month period in 1998 compared to 60.9 percent in 1997 as a result of the inventory write-off during 1997, higher unit sales volume of the Company's dual octrode systems in 1998 and certain manufacturing cost improvements implemented during 1998 as discussed above.

Operating Expenses. Total operating expenses of $2.74 million for the three months ended June 30, 1998 increased from $1.95 million during the same period in 1997, although as a percentage of net revenue, total operating expenses decreased from 56.4 percent in 1997 to 51.3 percent in 1998. For the six months ended June 30, 1998, total operating expenses increased to $5.13 million from $3.81 million in 1997, although as a percentage of net revenue, total operating expenses decreased from 57.7 percent in 1997 to 52.6 percent in 1998.

Research and development expense increased to $607,000 during the three months ended June 30, 1998, compared to $211,000 for the same period a year ago, and increased as a percentage of net revenue from 6.1 percent in 1997 to 11.4 percent in 1998. For the six months ended June 30, 1998, research and development expense increased to $1.07 million compared to $476,000 during the comparable 1997 period. This increase in expense during both 1998 periods compared to the same periods in 1997 was the result of additional salary and benefit expense from staffing increases, increased consulting and contract labor expense and higher expense for test materials. Management expects research and development expenditures to approximate $1.6 million for the remainder of 1998. These expenditures during the first half of 1998 and for the remainder of 1998 are being directed toward development of next generation RF SCS systems, an implantable constant rate drug pump, development of an implantable pulse generator ("IPG") system and DBS products. The Company has entered into a development and manufacturing contract with Hi-tronics Design, Inc., a premier contract engineering and manufacturing firm, to develop an IPG. IPG systems currently account for 80 percent of the SCS units sold worldwide. Management expects the IPG system to be ready for clinical trials in the United States and international market introduction in early 1999. If successfully developed, the IPG system should allow ANS to compete in the largest segment of the SCS market as well as to manufacture and supply products for DBS pursuant to the Company's agreement with Sofamor Danek. Additionally, the IPG system potentially expands the markets for ANS products for use in new applications such as epilepsy, urinary incontinence, angina and peripheral vascular disease.

Marketing expense, as a percentage of net revenue, decreased to 21.0 percent for the three months ended June 30, 1998, compared to 29.9 percent for the comparable period during 1997, while the dollar amount increased from $1.04 million during 1997 to $1.12 million in 1998. For the six months ended June 30, 1998, marketing expense as a percentage of net revenue decreased to 22.9 percent from 29.3 percent in the comparable 1997 period, while the dollar amount increased to $2.24 million in 1998 from $1.93 million during 1997. This dollar increase during both periods in 1998 compared to the same periods in 1997 was attributable to higher commissions due to increased revenue and training expense for new users of ANS products.

Amortization expense for intangibles increased from $274,000 during the three months ended June 30, 1997 to $292,000 during the comparable 1998 period. For the six months ended June

30, 1998, amortization expense increased to $583,000 from $537,000 in 1997. This increase during both periods of 1998 compared to 1997 was due, for the most part, to expense associated with a non-compete agreement with the former president and chief executive officer.

General and administrative expense as a percentage of net revenue increased to
13.5 percent during the three months ended June 30, 1998 compared to 12.5 percent for the same period during 1997, and the dollar amount increased by $288,000. This increase in expense during 1998 compared to 1997 was primarily the result of expense relating to the Sofamor Danek agreement and other agreements, and increased costs of existing employee benefit plans. For the six months ended June 30, 1998, general and administrative expense as a percentage of net revenue decreased to 12.7 percent from 13.1 percent in the same period during 1997, although the dollar amount increased by $377,000. This dollar increase in expense during 1998 compared to 1997 was primarily the result of an executive placement fee paid in connection with the hiring of a new president and chief executive officer, expense relating to the Sofamor Danek agreement and other agreements, and increased costs of existing employee benefit plans.

Earnings From Operations. Earnings from operations increased to $1.36 million during the three months ended June 30, 1998 compared to a loss of $149,000 for the comparable 1997 period primarily as a result of increased gross profit which was due to (i) higher sales of ANS products, (ii) revenue recognized from the agreement with Sofamor Danek, (iii) the expense in 1997 related to the write-off of inventories of previous design and (iv) manufacturing cost improvements implemented during 1998. Earnings from operations increased to $2.13 million during the six months ended June 30, 1998 compared to $213,000 for the comparable 1997 period primarily as a result of increased gross profit which was due to (i) higher sales of ANS products, (ii) revenue recognized from the agreement with Sofamor Danek, (iii) the expense in 1997 related to the write-off of inventories of previous design and (iv) manufacturing cost improvements implemented during 1998.

Other Income/Expense. Other income increased to $164,000 during the three months ended June 30, 1998 compared to an expense of $120,000 for the comparable 1997 period. For the six months ended June 30, 1998, other income increased to $240,000 compared to an expense of $280,000 for the comparable 1997 period. This increase during both periods in 1998 compared to the same periods in 1997 was primarily a result of two factors. First, interest expense decreased during both 1998 periods compared to 1997 as a result of the repayment of short-term notes payable during January 1998 utilizing the proceeds from the sale of the CVS Operations (see Notes 4 and 8 of the Notes to Condensed Consolidated Financial Statements). Second, interest income increased during both 1998 periods compared to 1997 due to higher funds available for investment as a result of the net proceeds from the January 1998 sale of the CVS Operations.

Income Taxes. The Company's income tax expense for continuing operations increased to $599,000 for the three months ended June 30, 1998 compared to a tax benefit of $47,000 during the same period in 1997 as a result of earnings from continuing ANS operations in 1998 compared to a loss during the 1997 period. For the six months ended June 30, 1998, income tax expense for continuing operations increased to $945,000 from $17,000 during the comparable 1997 period due to the improved earnings from continuing ANS operations in 1998. The effective tax rates during the three months and six months ended June 30, 1998 were 39.4 percent and 39.9 percent, respectively, as the Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent.

Net Earnings From Continuing Operations. Net earnings from continuing operations increased to $921,000 during the three months ended June 30, 1998 compared to a net loss of $222,000 during the same period a year earlier. For the six months ended June 30, 1998, net earnings from continuing operations increased to $1.42 million compared to a net loss during the same 1997 period of $84,000. This increase during both 1998 periods compared to the same periods in 1997 was primarily the result of the higher earnings from operations due to increased gross profit from (i) higher sales of ANS products, (ii) revenue recognized from the Sofamor Danek agreement, (iii) the 1997 expense related to a write-off of inventories and (iv) manufacturing cost improvements implemented during 1998 and, to a lesser extent, the increase in other income due to lower interest expense and higher interest income.

Discontinued Operations. Net earnings from discontinued operations during the three months ended June 30, 1997 was $187,000. No results were recorded during the similar three months during 1998 since the discontinued operations were sold during January 1998. Net earnings from discontinued operations increased to $4.99 million during the six months ended June 30, 1998 compared to $144,000 during the comparable 1997 period. Net earnings from discontinued operations during 1998 included an after-tax gain of $5.2 million on the sale of the assets of the discontinued CVS Operations to Atrion on January 30, 1998. This gain was partially offset by a loss from discontinued operations of $212,000 from January 1, 1998 until the sale on January 30, 1998.

Net Earnings. Net earnings increased to $921,000 during the three months ended June 30, 1998 compared to a net loss of $35,000 during the comparable 1997 period due to the increase in net earnings from continuing operations discussed above. For the six months ended June 30, 1998, net earnings increased to $6.41 million compared to $60,000 during the comparable 1997 period due to the gain on the sale of the assets of the discontinued CVS Operations and the increase in net earnings from continuing operations discussed above.

LIQUIDITY AND FINANCIAL POSITION

In the sale of assets of the CVS Operations to Atrion, the Company received cash proceeds, after post-closing adjustments as defined in the purchase agreement, of approximately $23 million which significantly enhanced the Company's financial position. The Company utilized approximately $9.2 million of the proceeds to retire short-term notes payable and related expenses of the transaction. After such repayment, the Company has no debt other than its Allen facility mortgage of $3.7 million. The Company also granted Atrion a nine-month option to purchase the Allen facility for $6.5 million and is leasing space in the Allen facility to Atrion under a lease agreement which expires on January 30, 1999. If Atrion exercises the purchase option on the Allen facility, the Company would receive another $2.8 million in net proceeds after paying off the mortgage.

The Company's working capital increased from $14.1 million at year-end 1997 to $18.6 million at June 30, 1998. The ratio of current assets to current liabilities was 3.3:1 at June 30, 1998, compared to 2.5:1 at December 31, 1997. Cash, cash equivalents and marketable securities totaled $19.1 million at June 30, 1998 compared to $2.2 million at December 31, 1997.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock. During the six months ended June 30, 1998, the Company repurchased 373,600 shares of its common stock at an aggregate cost of $3,341,165, or $8.94 per share.

During the six months ended June 30, 1998, capital expenditures totaled $697,000, primarily for additional manufacturing tooling and equipment. Management expects capital expenditures for the remainder of fiscal 1998 of $1.5 million primarily related to manufacturing tooling and equipment for the new products the Company is developing, including next generation RF SCS systems, an IPG system and a constant rate implantable drug pump.

During June 1998, the Company received $4 million cash from Sofamor Danek upon execution of the agreement in which the Company will develop and manufacture products and systems for Sofamor Danek for use in Deep Brain Stimulation.

Management believes that its current cash, cash equivalents and marketable securities and funds generated from operations will be sufficient to satisfy normal cash operating requirements, capital expenditures and stock repurchases for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations increased to $6.94 million during the six months ended June 30, 1998, from $531,000 for the same period a year ago reflecting the improved operating results of ANS and the $4.0 million payment received pursuant to the Company's agreement with Sofamor Danek. The primary use of cash in continuing operations during the six months ended June 30, 1998 was an increase in the level of accounts receivable of $281,000. Net cash provided by discontinued operations decreased to $59,000 during the six months ended June 30, 1998 compared to $972,600 for the comparable 1997 period as the 1998 period included only one month of results until the sale to Atrion Corporation on January 30, 1998.

Net cash provided by investing activities increased to $21.5 million during the six months ended June 30, 1998, compared to a net use of cash during 1997 of $5.5 million. This increase resulted primarily from two factors. First, the Company received $21.8 million of net proceeds during the 1998 period from the sale of its CVS Operations on January 30, 1998. Second, during the 1997 period the Company used $4.5 million of cash for payments to the former owner of Neuromed, Inc. for the purchase of certain patents and the settlement of certain purchase price issues.

Net cash used in financing activities for the six months ended June 30, 1998 was $11.0 million while financing activities during the same period in 1997 provided net cash of $3.4 million. This decrease was primarily due to the use of $8.1 million in 1998 to reduce debt under short-term notes payable and $3.3 million used in 1998 for the repurchase of 373,600 shares of the Company's common stock while the 1997 period included additional net borrowings under short-term notes of $3.2 million.

YEAR 2000

The Year 2000 issue results from computer programs being written using two digits rather than four to identify an applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

Based on recent assessments of its computer systems and programs, the Company believes that its core manufacturing system software is Year 2000 compliant. Lesser internal applications may require minor modifications or replacement to attain full Year 2000 compliance and the Company intends to make certain investments in its software systems and applications to ensure that these systems and applications are Year 2000 compliant. Management believes, however, that the Year 2000 issue does not pose significant operational problems for the Company's computer systems and that the financial impact of the issue has not been and should not be material to the Company's financial position or results of operations in any given year.

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "plan", "should", "anticipate", "believe", "intend", "estimate", "expect", "predict", "new market", "potential", "potential new market applications" and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: continued growth in ANS revenues and market acceptance of ANS products consistent with management expectations; completion of research and development and capital expenditure projects in an efficient and timely manner; obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products; the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products; the adequacy, acceptability and timeliness of component supply; continued reimbursement for medical procedures using the Company's existing products by medical reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid without material adverse changes in reimbursement amounts, qualifications or requirements; the approval of new products by reimbursement agencies; retention of major customers; the efficacy of the Company's products for proposed or potential new applications; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecast in forward-looking statements.

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

                                    PART II

                               OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Shareholders ("Annual Meeting") on May 28, 1998 at the Company's corporate office in Allen, Texas. At the Annual Meeting, the following matters were voted on and approved:

                                                                                          VOTES ABSTAINED
                                           VOTES FOR               VOTES AGAINST                AND
         PROPOSAL                     NOMINEE/PROPOSAL          NOMINEE/PROPOSAL          BROKER NON-VOTES
         --------                     ----------------          ----------------          ----------------
1)   Election of six
     directors for a
     one-year term

     Christopher G. Chavez                 8,056,424                  77,742                       --
     Robert C. Eberhart, Ph.D.             8,035,970                  98,196                       --
     Joseph E. Laptewicz                   8,055,661                  78,505                       --
     Hugh M. Morrison                      8,056,321                  77,845                       --
     Richard D. Nikolaev                   8,056,424                  77,742                       --
     Michael J. Torma, M.D.                8,021,424                 112,742                       --

2)  Approval of an amendment
     to the Articles of Incorporation
     to change the Company's name
     to Advanced Neuromodulation
     Systems, Inc.                         8,037,290                  59,772                   37,104

3)  Approval of the Advanced
     Neuromodulation Systems, Inc.
     1998 Stock Option Plan                4,177,324                 971,911                2,984,931

There were present at the Annual Meeting in person or by proxy, shareholders holding 8,134,166 shares, or approximately 94.1% of the eligible voting shares.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit 3.1   --  Articles of Amendment to the Articles of
                                   Incorporation

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





                                     ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  August 10, 1998               By: /s/ F. Robert Merrill III
                                        ---------------------------------------
                                        F. Robert Merrill III
                                        Executive Vice President, Finance
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
     3.1   --  Articles of Amendment to the Articles of Incorporation

     27.1  --  Financial Data Schedule

     27.2  --  Restated Financial Data Schedule