Form 10-Q
period 1998-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1998-11-12
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------                 SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________ TO _________

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

Indicate by check whether the registrant:(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                       October 30, 1998
         ------------------------             ---------------------------------
         Common stock, $.05 Par Value                    7,654,316

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.     Financial Information                                             2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           September 30, 1998 and December 31, 1997         3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months and Nine Months Ended
                           September 30, 1998 and 1997                        5


                      Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           September 30, 1998 and 1997                        6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1997
                           and the Nine Months Ended September 30, 1998       7


                      Notes to Condensed Consolidated
                           Financial Statements                            8-14

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 15-22

PART II.    Other Information                                                23

     Item 6.     Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                                   24

                                     PART I


                              FINANCIAL INFORMATION

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997

                                                     September 30,
                                                         1998       December 31,
Assets                                                (Unaudited)      1997
                                                     ------------- -------------
Current assets:
  Cash and cash equivalents                          $  15,701,501 $    747,828
  Marketable securities                                    547,817    1,455,864
  Receivables:
   Trade accounts, less allowance for
      doubtful accounts of $224,250 in 1998              2,854,155    2,398,327
      and $212,375 in 1997
   Interest and other                                       94,940      209,595
                                                     ------------- -------------
      Total receivables                                  2,949,095    2,607,922
                                                     ------------- -------------
  Inventories:
   Raw materials                                         1,164,262    1,056,718
   Work-in-process                                         467,753      323,929
   Finished goods                                        1,363,511    1,597,840
                                                     ------------- ------------
      Total inventories                                  2,995,526    2,978,487
                                                     ------------- ------------

  Net assets of discontinued operations sold in 1998           --    12,831,318
  Deferred income taxes                                  1,201,932    2,288,192
  Prepaid expenses and other current assets                469,490      476,716
                                                     ------------- ------------
      Total current assets                              23,865,361   23,386,327
                                                     ------------- -------------

Property, plant and equipment:
  Land                                                   1,927,900    1,927,900
  Building and improvements                              5,254,945    5,254,945
  Furniture and fixtures                                   832,955      624,753
  Machinery and equipment                                1,519,899      920,879
                                                     ------------- ------------
                                                         9,535,699    8,728,477
  Less accumulated depreciation and amortization         1,770,559    1,317,362
                                                     ------------- ------------
      Net property, plant and equipment                  7,765,140    7,411,115
                                                     ------------- ------------

Cost in excess of net assets acquired, net
  of accumulated amortization of $1,595,466              9,216,198    9,633,650
  in 1998 and $1,178,014 in 1997
Patents, net of accumulated amortization of
  $261,562 in 1998 and $148,958 in 1997                  2,988,438    2,851,042
Purchased technology from acquisitions, net
  of accumulated amortization of $933,334                3,066,666    3,266,666
  in 1998 and $733,334 in 1997
Tradenames, net of accumulated amortization
  of $437,500 in 1998 and $343,750 in 1997               2,062,500    2,156,250
Other assets, net of accumulated
  amortization of $51,744 in 1998                          234,156      277,270
                                                     ============= ============
                                                     $  49,198,459 $ 48,982,320
                                                     ============= ============

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997

                                                     September 30,
                                                         1998       December 31,
                                                      (Unaudited)      1997
                                                     ------------- -------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                  $     510,293 $    240,249
   Short-term notes payable and current maturities
      of long-term notes payable                           186,581    8,257,348
   Deferred revenue- R&D contract                        2,100,000           --
   Accrued salary and employee benefit costs               731,287      381,735
   Income taxes payable                                  3,199,703           --
   Other accrued expenses                                  674,717      379,444
                                                     ------------- ------------
         Total current liabilities                       7,402,581    9,258,776
                                                     ------------- ------------

Notes payable                                            3,492,532    3,635,027
Deferred income taxes                                    2,082,704    2,182,580

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,872,941 shares
      in 1998 and 8,635,509 in 1997                        443,647      431,775
   Additional paid-in capital                           42,593,241   40,780,717
   Retained earnings (deficit)                            (242,651)  (7,268,061)
   Cost of common shares in treasury;
      806,000 shares in 1998                            (6,430,790)         --
   Accumulated other comprehensive income                 (142,805)     (38,494)
                                                     ------------- ------------
         Total stockholders' equity                     36,220,642   33,905,937
                                                     ------------- ------------

                                                     $ 49,198,459  $ 48,982,320
                                                     ============= ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
     For the Three Months and Nine Months Ended September 30, 1998 and 1997

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                ----------------------- -----------------------
                                   1998        1997        1998        1997
                                ----------- ----------- ----------- -----------
Net revenue-product sales       $ 3,706,402 $ 4,220,002 $12,860,529 $10,821,336
Net revenue-contract
  research and development        1,300,000         --    1,900,000         --
                                ----------- ----------- ----------- -----------
     Total net revenue            5,006,402   4,220,002  14,760,529  10,821,336

Costs and expenses:
  Cost of product sales           1,049,089   1,154,591   3,544,290   3,732,764
  Research and development          869,647     207,031   1,940,129     682,808
  Marketing                       1,223,392     989,495   3,461,254   2,923,907
  Amortization of intangibles       292,544     274,256     875,550     811,616
  General and administrative        706,726     469,545   1,946,339   1,332,527
                                ----------- ----------- ----------- -----------
                                  4,141,398   3,094,918  11,767,562   9,483,622
                                ----------- ----------- ----------- -----------
     Earnings from operations       865,004   1,125,084   2,992,967   1,337,714
                                ----------- ----------- ----------- -----------
Other income (expenses):
  Interest expense                  (78,395)   (156,349)   (254,133)   (456,575)
  Interest and other income         250,466      29,194     665,882      74,156
  Gain (loss) on sale of assets
   and marketable securities         (4,300)      9,497      (4,381)    (14,982)
                                ----------- ----------- ----------- -----------
                                    167,771    (117,658)    407,368    (397,401)
                                ----------- ----------- ----------- -----------
     Earnings from continuing
       operations before
       income taxes               1,032,775   1,007,426   3,400,335     940,313
Income taxes                        419,138     358,326   1,363,866     375,335
                                ----------- ----------- ----------- -----------
     Net earnings from
       continuing operations        613,637     649,100   2,036,469     564,978
                                ----------- ----------- ----------- -----------

Discontinued Operations:
  Loss from discontinued
   operations, net of income
   tax benefits of $129,711 in
   1998 and income tax benefits
   of $33,989 and $9,529 in 1997        --     (199,738)   (211,634)    (55,998)

  Gain on sale of assets of
   discontinued operations, net
   of income tax expense of
   $3,037,968                           --           --   5,200,575         --
                                ----------- ----------- ----------- -----------
     Net earnings (loss)
       from discontinued
       operations                       --     (199,738)  4,988,941     (55,998)
                                ----------- ----------- ----------- -----------
     Net earnings               $   613,637 $   449,362 $ 7,025,410 $   508,980
                                =========== =========== =========== ===========

Basic earnings (loss) per share:
     Continuing operations      $      .07  $      .08  $      .24  $      .07
                                =========== =========== =========== ===========
     Discontinued operations    $       --  $     (.03) $      .58  $     (.01)
                                =========== =========== =========== ===========
     Net earnings               $      .07  $      .05  $      .82  $      .06
                                =========== =========== =========== ===========

Diluted earnings (loss) per share:
  Continuing operations         $      .07  $      .07  $      .23  $      .06
                                =========== =========== =========== ===========
  Discontinued operations       $       --  $     (.02) $      .57  $       --
                                =========== =========== =========== ===========
  Net earnings                  $      .07  $      .05  $      .80  $      .06
                                =========== =========== =========== ===========

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                          1998         1997
                                                     ------------- ------------
Cash flows from operating activities:
   Net earnings from continuing operations           $   2,036,469 $    564,978
                                                     ------------- ------------
   Adjustments to reconcile net earnings from
      continuing operations to net cash provided
      by operating activities
        Depreciation and amortization                    1,328,747    1,117,069
        Loss on sale of assets and marketable
          securities                                         4,381       14,982
        Increase in inventory reserve                          --       478,619
        Deferred income taxes                             (866,377)     365,806
        Changes in assets and liabilities:
          Receivables                                     (341,173)    (318,791)
          Inventories                                      (17,039)    (320,913)
          Prepaid expenses and other assets                 (1,404)     104,053
          Accounts payable                                 270,044     (478,154)
          Deferred revenue                               2,100,000          --
          Income taxes payable                           2,197,942          --
          Accrued expenses                                 576,825     (158,777)
                                                     ------------- ------------
           Total adjustments                             5,251,946      803,894
                                                     ------------- ------------
            Net cash provided by
             continuing operations                      7,288,415     1,368,872
            Net cash provided by
             discontinued operations                       59,049       673,708
                                                     ------------- ------------
             Net cash provided by operating
               activities                                7,347,464    2,042,580
                                                     ------------- ------------
Cash flows from investing activities:
  Purchases of marketable securities                      (106,001)  (1,181,383)
  Proceeds from sales of marketable securities             851,623    1,403,607
  Additions to property, plant and equipment
      - continuing operations                             (807,222)    (438,874)
  Additions to property, plant and equipment
      - discontinued operations                            (12,060)    (734,280)
  Acquisition of patent rights                            (250,000)         --
  Final payments for 1995 acquisition of Neuromed              --    (4,472,197)
  Net proceeds from sale of discontinued operations
      and assets                                        21,754,179        7,690
                                                     ------------- ------------
             Net cash provided by (used in)
               investing activities                     21,430,519   (5,415,437)
                                                     ------------- ------------
Cash flows from financing activities:
  Exercise of stock options                                819,742      695,248
  Purchase of treasury stock                            (6,430,790)         --
  Proceeds from short-term obligations                         --     3,911,221
  Payment of short-term obligations                     (8,081,763)  (1,161,221)
  Payment of long-term debt                               (131,499)    (121,263)
                                                     ------------- ------------
             Net cash provided by (used in)
               financing activities                    (13,824,310)   3,323,985
                                                     ------------- ------------
  Net increase (decrease) in cash and cash
    equivalents                                         14,953,673      (48,872)

Cash and cash equivalents at beginning of year             747,828      696,196
                                                     ============= ============
Cash and cash equivalents at September 30            $  15,701,501 $    647,324
                                                     ============= ============

Supplemental cash flow information is presented
  below:
Income taxes paid                                    $      32,300 $        --
                                                     ============= ============
Interest paid                                        $     292,977 $    707,098
                                                     ============= ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity

                                                       Additional    Retained        Other                      Total
                                Common Stock            Paid-in      Earnings    Comprehensive   Treasury    Stockholders'
                             Share         Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1996           8,338,510  $    416,926  $ 38,699,517  $ (7,992,082) $   (130,878)          --   $  30,993,483

   Net earnings                   --             --            --       724,021           --            --         724,021
   Adjustment to
     unrealized losses
     on marketable
     securities                   --             --            --            --        92,384           --          92,384
                                                                                                             -------------
   Comprehensive Income                                                                                            816,405
                                                                                                             -------------
   Shares issued upon
     exercise of
     stock options            296,999        14,849       907,537            --            --           --         922,386
   Tax benefit from
     employee stock
     option exercise              --             --     1,173,663            --            --           --       1,173,663
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at December
31, 1997                    8,635,509       431,775    40,780,717    (7,268,061)      (38,494)          --      33,905,937

   Net earnings                   --             --           --      7,025,410           --            --       7,025,410
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   --             --           --            --       (104,311)          --        (104,311)
                                                                                                             -------------
   Comprehensive Income                                                                                          6,921,099
                                                                                                             -------------
   Shares issued upon
     exercise of
     stock options            237,432        11,872       807,870           --            --            --         819,742
   Compensation
     expense
     resulting from
     changes to stock
     options                      --             --     1,004,654           --            --            --       1,004,654
   Purchase of
     806,000 common
     shares, at cost              --             --           --            --            --     (6,430,790)    (6,430,790)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
September 30, 1998          8,872,941  $    443,647  $ 42,593,241  $   (242,651) $   (142,805) $ (6,430,790) $  36,220,642
                         ============= ============= ============= ============= ============= ============= =============

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

         Discontinued Operations

         On  January  30,  1998,  the  Company  sold  its   cardiovascular   and
         intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation. The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 1997 and the nine months ended September 30, 1998. Net assets of the CVS Operations have been presented on the Condensed Consolidated Balance Sheet for the period ending December 31, 1997 as net assets of discontinued operations.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for periods ended September 30, 1998 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      Marketable Securities

         The  following  is  a  summary  of  available-for-sale   securities  at
         September 30, 1998:

                                               Gross       Gross
                                             Unrealized  Unrealized  Estimated
                                   Cost        Gains       Losses   Fair Value
                                ----------- ----------- ----------- -----------
Investment grade preferred
  securities                    $  557,596  $       --  $  141,556  $   416,040
Publicly traded limited
  partnerships                      51,875          --      35,000       16,875
Real estate investment trusts      141,590          --      27,496      114,094
Other                               13,128          --      12,320          808
                                =========== =========== =========== ===========
                                $  764,189  $       --  $  216,372  $   547,817
                                =========== =========== =========== ===========

         At September 30, 1998, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The
         Company did not have any investments in derivative financial instruments at September 30, 1998.

         Accumulated unrealized losses at September 30, 1998 and December 31, 1997 are included as "Accumulated other comprehensive income" as a component of Stockholders' Equity in the Condensed Consolidated Balance Sheets. Such amounts are net of tax benefits of $73,567 and $19,831, respectively.

 (4)     Notes Payable

         Notes payable at September 30, 1998 and December 31, 1997 were as follows:

                                                     September 30,  December 31,
                                                          1998         1997
                                                     ------------- ------------
         Notes payable to banks                      $         --  $  5,000,000
         Notes payable to shareholder                          --     2,000,000
         Acquisition notes payable                             --     1,000,000


         Mortgage notes                                  3,679,113    3,810,612
         Other                                                 --        81,763
                                                     ------------- ------------
                                                         3,679,113   11,892,375
         Less current maturities                          (186,581)  (8,257,348)
                                                     ============= ============
         Long-term notes payable                     $   3,492,532 $  3,635,027
                                                     ============= ============

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

         In February 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note. Under the terms of the promissory note, the Company was required to make quarterly interest payments with a principal payment of $2,000,000 due and payable at the maturity of the note in February 1998. The Company issued the shareholder five-year warrants to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder had the right to one demand registration in addition to piggyback registration rights. During November 1997, upon demand of the shareholder, the Company filed a registration statement on Form S-3. At September 30, 1998, the warrants remain unexercised. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations.

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

         In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,838,509 at September 30, 1998, bears interest at 8.59 percent and has a twenty-five year amortization. The Company has the option of prepaying this note during years six through ten subject to certain provisions. The loan is collateralized by the Allen facility and land. The second note, in the amount of $840,604 at September 30, 1998, is related to equipment and furnishings and bears interest at
         7.94 percent. The note has a ten-year amortization and is collateralized by the equipment and furnishings.

(5)      Commitments and Contingencies

         The Company has no material commitments under noncancelable operating leases at September 30, 1998.

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

(6)      Income Taxes

         The Company recorded income tax expense from continuing operations during the three months and nine months ended September 30, 1998, of $419,138 and $1,363,866, an overall effective tax rate of 40.6 percent and 40.1 percent, respectively. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. The Company also recorded income tax expense from discontinued operations of $2,908,257 during the nine months ended September 30, 1998, an effective tax rate of 36.8 percent. The tax expense from discontinued operations during the nine months ended September 30, 1998 resulted from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). During the three months ended September 30, 1997, the Company recorded income tax expense of $358,326 from continuing operations and an income tax benefit of $33,989 from discontinued operations, an overall effective tax rate of 41.9 percent. During the nine months ended September 30, 1997, the Company recorded income tax expense of $375,335 from continuing operations and an income tax benefit of $9,529 from discontinued operations, an overall effective tax rate of 41.8 percent. The Company's expense for amortization of goodwill is not deductible for tax purposes, thus explaining the higher effective tax rate during the three months and nine months ended September 30, 1997, compared to the U.S. statutory rate for corporations of 34 percent.

(7)      Earnings Per Share

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings
         (loss) per share for the three months ended September 30, 1998 and 1997 are based upon 8,327,546 and 8,457,354 shares, respectively. Basic earnings (loss) per share for the nine months ended September 30, 1998 and 1997 are based upon 8,528,789 and 8,390,748 shares, respectively. Diluted earnings (loss) per share for the three months ended September 30, 1998 and 1997 are based upon 8,526,627 and 8,935,670 shares, respectively. Diluted earnings (loss) per share for the nine months ended September 30, 1998 and 1997 are based upon 8,767,131 and 8,816,297 shares, respectively.

 (8)     Sale of CVS Operations/Discontinued Operations

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The remaining proceeds will be used for working capital for the expanding ANS business and stock repurchases as deemed appropriate by the Board of Directors. The Company reported a pretax gain from the sale of $8.2 million during the nine months ended September 30, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options.

         As part of the sale of the CVS Operations to Atrion in January 1998, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. On October 29, 1998, Atrion notified the Company of its intent to exercise the option to acquire the facility. Closing of the transaction will occur on February 1, 1999. The Company will repay the mortgage debt on the facility at closing (see Note 4 of the Notes to Condensed Consolidated Financial Statements). After repayment of the mortgage debt and expenses related to the transaction, the Company expects to receive net proceeds of approximately $2.7 million. No material gain or loss is expected on the sale of the facility. During the second quarter of 1999, the Company intends to lease a facility in the North Dallas area and relocate its operations there. The expense of moving and transitioning into the new facility is expected to be immaterial.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the one month ended January 30, 1998 and the three months and nine months ended September 30, 1997 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

                                      One Month    Three Months    Nine Months
                                        Ended          Ended          Ended
                                     January 30,   September 30,  September 30,
                                        1998           1997           1997
                                    ------------- -------------- --------------
Net revenue - product sales         $  1,111,992  $   3,606,976  $   10,816,494
Gross profit from product sales          206,481      1,351,025       4,948,138
Earnings (loss) from operations         (307,120)      (123,231)        260,754
Interest expense                         (34,225)      (110,496)       (326,281)
                                    ------------- -------------- --------------
Earnings (loss) before income tax       (341,345)      (233,727)        (65,527)
Income tax expense (benefit)            (129,711)       (33,989)         (9,529)
                                    ------------- -------------- --------------
Net earnings (loss)                 $   (211,634) $    (199,738) $      (55,998)
                                    ============= ============== ==============

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

         Assets and liabilities of discontinued CVS Operations at December 31, 1997 were as follows:

Current assets:
  Accounts receivable                                            $    2,481,278
  Inventories                                                         5,208,676
  Prepaid expenses                                                      131,735
                                                                 --------------
                                                                      7,821,689
                                                                 --------------
Noncurrent assets:
  Net property, plant, and equipment                                  3,633,855
  Net intangible assets consisting of patents, purchased
    technology and costs in excess of net assets acquired             2,043,107

Other assets                                                              8,631
                                                                 --------------
                                                                      5,685,593
                                                                 --------------
Total assets                                                         13,507,282
                                                                 --------------
Current liabilities:
  Accounts payable                                                      410,483
  Accrued liabilities                                                   265,481
                                                                 --------------
                                                                        675,964
                                                                 --------------

                                                                 --------------
Net assets of CVS Operations                                     $   12,831,318
                                                                 ==============

(9)      Product Development Agreement

         On June 22, 1998, the Company announced that it had entered into an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company will develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement which is being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the three months and nine months ended September 30, 1998, the Company recognized $1.3 million and $1.9 million, respectively, into income as revenue. ANS will also receive four additional payments of $2 million each, which will be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years, which management believes will commence in fiscal 1999. In order for Sofamor Danek to market the DBS products in the United States, FDA clearance will be necessary, which will require clinical trials. Sofamor Danek has accepted the responsibility and expense for seeking regulatory approvals. Sofamor Danek has also agreed to purchase the DBS products exclusively from ANS and has agreed to pay ANS a royalty on Sofamor Danek sales of the DBS products.

(10)     Comprehensive Income

         Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" - was adopted by the Company as of January 1, 1998. The new rules require the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in "Other comprehensive income". Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130. Total comprehensive income for 1997 and for the nine months ended September 30, 1998 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 is as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                ----------------------- ------------------------
                                     1998        1997        1998        1997
                                ----------- ----------- ----------- ------------
Net earnings                    $   613,637 $   449,362 $ 7,025,410 $   508,980
Other comprehensive income          (18,557)     28,161    (104,311)     84,355
                                ----------- ----------- ----------- -----------
Comprehensive income            $   595,080 $   477,523 $ 6,921,099 $   593,335
                                ----------- ----------- ----------- -----------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes thereto.

Overview

On January 30, 1998, the Company sold the assets of its CVS Operations, including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company received cash proceeds of approximately $23 million, after post-closing adjustments as defined in the purchase agreement. The Company also granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. On October 29, 1998, Atrion notified the Company of its intent to exercise the option to acquire the facility. Closing of the transaction will occur on February 1, 1999. The Company will repay its outstanding mortgage debt on the facility at closing and expects to receive net proceeds of $2.7 million after repayment of the mortgage debt and expenses related to the transaction. No material gain or loss is expected on the sale of the facility. Until January 31, 1999, the Company is leasing space to Atrion for the CVS Operations for $24,606 per month. In turn, the Company is leasing certain office and computer equipment from Atrion for $13,175 per month. The Company will lease space and certain office and computer equipment from Atrion for $48,000 per month from February 1 through April 30, 1999, at which time the Company currently intends to lease a facility in the North Dallas area and relocate its operations there. The expense of moving and transitioning into the new facility is expected to be immaterial.

Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The intangible assets also included the rights to the name Quest Medical, Inc. The Company reported a pretax gain on the transaction of $8.2 million ($5.2 million after-tax) which is included in the Company's results for the nine months ended September 30, 1998. The pretax gain is net of $1 million compensation expense recorded as a result of certain changes made to stock options held by employees of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The Company utilized $9.2 million of the proceeds from the sale to retire debt and pay expenses related to the transaction.

The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and the nine months ended September 30, 1998.

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

During June 1998, the Company completed an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company will develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS").

DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement which is being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the three months and nine months ended September 30, 1998, the Company recognized $1.3 million and $1.9 million, respectively, into income as revenue. ANS will also receive four additional payments of $2 million each, which will be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years, which management believes will commence in fiscal 1999. In order for Sofamor Danek to market the DBS products in the United States, FDA clearance will be necessary, which will require clinical trials. Sofamor Danek has accepted the responsibility and expense for seeking regulatory approvals. Sofamor Danek has also agreed to purchase the DBS products exclusively from ANS and has agreed to pay ANS a royalty on Sofamor Danek sales of the DBS products.

The agreement with Sofamor Danek fits with the Company's strategy to strengthen and broaden its neuromodulation technology platforms and to find strategic partners to leverage ANS' core technology into other significant market segments beyond the Company's focus on the pain management market.

During August 1998, the Company completed an agreement with Tricumed Medizintechnik GmbH, a German corporation, granting ANS exclusive rights to distribute Tricumed's CE mark approved constant rate intraspinal drug pump and a future programmable rate intraspinal drug pump, which Tricumed is currently developing, in international markets including the United States, Canada, the United Kingdom, France, Spain, Switzerland, South America, Australia and other world markets. The Company expects to begin marketing the constant rate pump in international markets during the first quarter of 1999.

Also in August 1998, the Company completed an agreement to license exclusive worldwide rights to method patents for sacral nerve root stimulation aimed at relieving the effects of chronic pelvic pain including such indications as interstitial cystitis, an extremely painful bladder disease that affects around 450,000 people worldwide, and vulvodynia, an extremely painful disease of the vulva which also affects around 450,000 women worldwide. The Company believes its dual octrode radio frequency electrical stimulation ("RF") systems and its advanced laminotomy RF systems can be effective in treating pelvic pain indications such as interstitial cystitis and vulvodynia. The Company expects to apply for approval from the FDA during the fourth quarter of 1998 to initiate pilot clinical studies, a necessary step in the process of receiving approval from the FDA to market the products domestically.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 1998 and 1997

Revenues. Net revenue from continuing ANS operations of $5.01 million for the three months ended September 30, 1998 was $786,000 above the level for the comparable 1997 period of $4.22 million. The 1998 period includes $1.3 million of net revenue associated with the Company's development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales decreased 12.2 percent to $3.71 million during the three months ended September 30, 1998 from $4.22 million during the comparable 1997 period due to lower unit sales volume resulting from a lower number of implants. For the nine months ended September 30, 1998, net revenue increased to $14.76 million from $10.82 million during 1997, an increase of $3.94 million. The 1998 nine month period includes $1.9 million of net revenue associated with the Sofamor Danek development agreement. Excluding such revenue, ANS net revenue from product sales increased to $12.86 million during 1998 from $10.82 million in 1997, an increase of $2.04 million, or 18.9 percent. This increase in net revenue from product sales during the nine month 1998 period compared to 1997 was primarily the result of higher unit sales volume of ANS' RF spinal cord stimulation ("SCS") systems used to manage chronic intractable pain, principally in the United States. Management expects fourth quarter 1998 revenue from product sales to be flat or grow modestly from the 1997 fourth quarter level of $3.9 million. However, management expects revenue growth from product sales to resume in fiscal 1999 resulting from new product introductions from its research and development investments and international sales of the constant rate implantable drug pump from the Company's recent distribution agreement with Tricumed. In addition, management continues to explore ways to improve the Company's market position through new technologies, additional product offerings, enhanced distribution channels and addressing new indications.

Gross Profit from Product Sales. Gross profit from product sales decreased during the three months ended September 30, 1998 to $2.66 million compared to $3.07 million in 1997 and as a percentage of net revenue from product sales, gross profit decreased slightly during the three months ended September 30, 1998 to 71.7 percent compared to 72.6 percent during the comparable 1997 period. This decrease in gross profit from product sales was primarily attributable to the decrease in revenue and to a lesser extent the decrease in gross profit margin from product sales. The decrease in gross profit margin resulted from lower unit sales volume of the Company's dual octrode systems for the treatment of complex pain patterns which contribute somewhat higher margins than other ANS systems marketed by the Company. For the nine months ended September 30, 1998, gross profit from product sales increased to $9.32 million from $7.09 million in 1997 due to the increased revenue generated by ANS and an increase in gross profit margin from product sales which increased to 72.4 percent during the nine month period in 1998 compared to 65.5 percent in 1997 as a result of three factors. First, the 1997 nine month period includes a write-off of $479,000 for ANS inventories of previous designs which resulted in a reduction of the 1997 gross profit margin by 4.4 percentage points (the gross margin without the inventory write-off was 69.9 percent). Second, the 1998 nine month period included higher unit sales volume of the Company's dual octrode systems which contribute somewhat higher margins than other ANS systems marketed by the Company. Third, the Company implemented certain manufacturing cost improvements during 1998 which reduced manufacturing costs on certain of the Company's products.

Operating Expenses. Total operating expenses of $3.09 million for the three months ended September 30, 1998 increased from $1.94 million during the same period in 1997 and as a percentage of net revenue, total operating expenses increased from 46.0 percent in 1997 to 61.8 percent in 1998. For the nine months ended September 30, 1998, total operating expenses increased to $8.22 million from $5.75 million in 1997 and as a percentage of net revenue, total operating expenses increased from 53.1 percent in 1997 to 55.7 percent in 1998.

Research and development expense increased to $870,000 during the three months ended September 30, 1998, compared to $207,000 for the same period a year ago, and increased as a percentage of net revenue from 4.9 percent in 1997 to 17.4 percent in 1998, reflecting the Company's investment in future products to enhance revenue growth. For the nine months ended September 30, 1998, research and development expense increased to $1.94 million compared to $683,000 during the comparable 1997 period, and increased as a percentage of net revenue from

6.3 percent in 1997 to 13.1 percent in 1998. This increase in expense during both 1998 periods compared to the same periods in 1997 was the result of additional salary and benefit expense from staffing increases, increased consulting and contract labor expense and higher expense for test materials. Management expects research and development expenditures to approximate $800,000 for the remainder of 1998. These expenditures during the first nine months of 1998 and for the final quarter of 1998 are being directed toward development of improved RF SCS systems which are expected to be introduced in the United States in the first quarter of fiscal 1999, an implantable constant rate drug pump, development of an implantable pulse generator ("IPG") system and DBS products. The Company has entered into a development and manufacturing contract with Hi-tronics Design, Inc., a contract engineering and manufacturing firm, to develop an IPG. IPG systems currently account for 80 percent of the SCS units sold worldwide. Management expects to seek FDA approval in the first quarter of 1999 to begin clinical studies of the IPG systems during the second quarter of 1999, a necessary step toward regulatory approval to commercially market the IPG domestically. In addition, ANS will seek CE mark approval during the first half of 1999, which is needed for commercialization of the IPG system in Europe and other markets worldwide. If successfully developed, the IPG system should allow ANS to compete in the largest segment of the SCS market as well as to manufacture and supply products for DBS pursuant to the Company's agreement with Sofamor Danek. Additionally, the IPG system potentially expands the markets for ANS products for use in new applications such as urge incontinence, intractable angina, peripheral vascular disease and peripheral nerve stimulation.

Marketing expense, as a percentage of net revenue, increased to 24.4 percent for the three months ended September 30, 1998, compared to 23.4 percent for the comparable period during 1997, while the dollar amount increased from $989,000 during 1997 to $1.22 million in 1998. This increase in marketing expense during the 1998 period compared to 1997 was attributable to higher training expense for new users of ANS products and higher convention and promotional expense. For the nine months ended September 30, 1998, marketing expense as a percentage of net revenue decreased to 23.4 percent from 27.0 percent in the comparable 1997 period, while the dollar amount increased to $3.46 million in 1998 from $2.92 million during 1997. This dollar increase during the nine month period in 1998 compared to the same period in 1997 was attributable to higher commissions due to increased revenue, higher training expense for new users of ANS products and higher convention and promotional expense.

Amortization expense for intangibles increased from $274,000 during the three months ended September 30, 1997 to $293,000 during the comparable 1998 period. For the nine months ended September 30, 1998, amortization expense increased to $876,000 from $812,000 in 1997. This increase during both periods of 1998 compared to 1997 was due, for the most part, to expense associated with a non-compete agreement with the former president and chief executive officer.

General and  administrative  expense as a percentage of net revenue increased to
14.1 percent during the three months ended September 30, 1998 compared to 11.1 percent for the same period during 1997, and the dollar amount increased by $237,000. This increase in expense during 1998 compared to 1997 was primarily the result of expense relating to the Tricumed distribution agreement, the sacral nerve root patent license agreement and other agreements, and increased costs for recruiting and relocation. For the nine months ended September 30, 1998, general and administrative expense as a percentage of net revenue increased to 13.2 percent from 12.3 percent in the same period during 1997, and the dollar amount increased by $614,000. This increase in expense during 1998 compared to 1997 was primarily the result of expense relating to the Sofamor Danek agreement, Tricumed distribution agreement, the sacral nerve root patent license agreement and other agreements, increased costs for recruiting and relocation, and increased costs of existing employee benefit plans.

Earnings From Operations. Earnings from operations decreased to $865,000 during the three months ended September 30, 1998 compared to $1.13 million for the comparable 1997 period primarily as a result of decreased gross profit from product sales due to lower sales of ANS products and higher overall operating expenses. Earnings from operations increased to $2.99 million during the nine months ended September 30, 1998 compared to $1.34 million for the comparable 1997 period primarily as a result of increased gross profit which was due to (i) higher sales of ANS products, (ii) revenue recognized from the agreement with Sofamor Danek, (iii) the expense in 1997 related to the write-off of inventories of previous design and (iv) manufacturing cost improvements implemented during 1998.

Other Income/Expense. Other income increased to $168,000 during the three months ended September 30, 1998 compared to an expense of $118,000 for the comparable 1997 period. For the nine months ended September 30, 1998, other income increased to $407,000 compared to an expense of $397,000 for the comparable 1997 period. This increase during both periods in 1998 compared to the same periods in 1997 was primarily a result of two factors. First, interest expense decreased during both 1998 periods compared to 1997 as a result of the repayment of short-term notes payable during January 1998 utilizing the proceeds from the sale of the CVS Operations (see Notes 4 and 8 of the Notes to Condensed Consolidated Financial Statements). Second, interest income increased during both 1998 periods compared to 1997 due to higher funds available for investment as a result of the net proceeds from the January 1998 sale of the CVS Operations.

Income Taxes. The Company's income tax expense for continuing operations increased to $419,000 for the three months ended September 30, 1998 compared to $358,000 during the same period in 1997. For the nine months ended September 30, 1998, income tax expense for continuing operations increased to $1.36 million from $375,000 during the comparable 1997 period due to the improved earnings from continuing ANS operations in 1998. The effective tax rates during the three months and nine months ended September 30, 1998 were 40.6 percent and 40.1 percent, respectively, as the Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S.
statutory rate for corporations of 34 percent.

Net Earnings From Continuing Operations. Net earnings from continuing operations decreased slightly to $614,000 during the three months ended September 30, 1998 compared to $649,000 during the same period a year earlier. For the nine months ended September 30, 1998, net earnings from continuing operations increased to $2.04 million compared to $565,000 during the same 1997 period. This increase during the nine month period in 1998 compared to the same period in 1997 was primarily the result of the higher earnings from operations due to increased gross profit from (i) higher sales of ANS products, (ii) revenue recognized from the Sofamor Danek agreement, (iii) the 1997 expense related to a write-off of inventories and (iv) manufacturing cost improvements implemented during 1998 and the increase in other income due to lower interest expense and higher interest income.

Discontinued Operations. The net loss from discontinued operations during the three months ended September 30, 1997 was $200,000. No results were recorded during the similar three months during 1998 since the discontinued operations were sold during January 1998. Net earnings from discontinued operations increased to $4.99 million during the nine months ended September 30, 1998 compared to a net loss of $56,000 during the comparable 1997 period. Net earnings from discontinued operations during 1998 included an after-tax gain of $5.2 million on the sale of the assets of the discontinued CVS Operations to Atrion on January 30, 1998. This gain was partially offset by a loss from discontinued operations of $212,000 from January 1, 1998 until the sale on January 30, 1998.

Net Earnings. Net earnings increased to $614,000 during the three months ended September 30, 1998 compared to $449,000 during the comparable 1997 period due to the loss from discontinued CVS Operations of $200,000 in the 1997 period. For the nine months ended September 30, 1998, net earnings increased to $7.03 million compared to $509,000 during the comparable 1997 period due to the gain on the sale of the assets of the discontinued CVS Operations and the increase in net earnings from continuing operations discussed above.

Liquidity and Financial Position

In the sale of assets of the CVS Operations to Atrion, the Company received cash proceeds, after post-closing adjustments as defined in the purchase agreement, of approximately $23 million which significantly enhanced the Company's financial position. The Company utilized approximately $9.2 million of the proceeds to retire short-term notes payable and related expenses of the transaction. After such repayment, the Company has no debt other than its Allen facility mortgage of $3.7 million. The Company also granted Atrion a nine-month option to purchase the Allen facility for $6.5 million and is leasing space in the Allen facility to Atrion under a lease agreement which expires on January 30, 1999. On October 29, 1998, Atrion notified the Company of its intent to exercise the option to acquire the facility. Closing of the transaction will occur on February 1, 1999, and after repayment of the mortgage debt and expenses of the transaction, the Company expects to receive net proceeds of approximately $2.7 million. The Company will lease space and certain office and computer equipment from Atrion for $48,000 per month from February 1 through April 30, 1999, at which time the Company currently intends to lease a facility in the North Dallas area and relocate its operations there. The expense of moving and transitioning into the new facility is expected to be immaterial.

The Company's working capital increased from $14.1 million at year-end 1997 to $16.5 million at September 30, 1998. The ratio of current assets to current liabilities was 3.2:1 at September 30, 1998, compared to 2.5:1 at December 31, 1997. Cash, cash equivalents and marketable securities totaled $16.2 million at September 30, 1998 compared to $2.2 million at December 31, 1997.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock and during August 1998 approved an additional 1,000,000 shares. During the nine months ended September 30, 1998, the Company repurchased 806,000 shares of its common stock at an aggregate cost of $6,430,790, or an average of $7.98 per share. The Company has continued to repurchase shares subsequent to September 30, 1998 and through October 30, 1998, has repurchased a total of 1,218,625 shares at an aggregate cost of $9,186,095, or an average of $7.54 per share.

During the nine months ended September 30, 1998, capital expenditures totaled $807,000, primarily for additional manufacturing tooling and equipment. Management expects capital expenditures for the remainder of fiscal 1998 of $700,000 primarily related to manufacturing tooling and equipment for the new products the Company is developing, including improved RF SCS systems, an IPG system and a constant rate implantable drug pump. During the third quarter of 1998, the Company licensed exclusive worldwide rights to method patents for sacral nerve root stimulation aimed at relieving the effects of chronic pelvic pain. The Company made an initial licensing payment of $250,000 upon executing the licensing agreement and will pay up to an additional $750,000 in licensing payments upon certain regulatory approvals which the Company anticipates will occur during 1999 and 2000. The Company will also pay a royalty on future product sales used in sacral root stimulation. If the Company relocates its operations to a leased facility during the second quarter of 1999, the Company expects to spend approximately $1 million for the purchase of office furniture and equipment, a computer system and cleanroom system for its manufacturing operations.

During June 1998, the Company received $4 million cash from Sofamor Danek upon execution of the agreement in which the Company will develop and manufacture products and systems for Sofamor Danek for use in Deep Brain Stimulation. The Company will also receive four additional payments of $2 million each from Sofamor Danek upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years. Management believes the Company should earn the next $2 million payment in fiscal 1999.

Management believes that its current cash, cash equivalents and marketable securities and funds generated from operations will be sufficient to satisfy normal cash operating requirements, capital expenditures and stock repurchases for the foreseeable future.

Cash Flows

Net cash provided by continuing operations increased to $7.29 million during the nine months ended September 30, 1998, from $1.37 million for the same period a year ago primarily due to the improved operating results of ANS, deferred revenue associated with the Company's agreement with Sofamor Danek and income taxes payable which are not due until 1999. The primary use of cash in continuing operations during the nine months ended September 30, 1998 was an increase in the level of accounts receivable of $341,000. Net cash provided by discontinued operations decreased to $59,000 during the nine months ended September 30, 1998 compared to $674,000 for the comparable 1997 period as the 1998 period included only one month of results until the sale to Atrion Corporation on January 30, 1998.

Net cash provided by investing activities increased to $21.4 million during the nine months ended September 30, 1998, compared to a net use of cash during 1997 of $5.4 million. This increase resulted primarily from two factors. First, the Company received $21.8 million of net proceeds during the 1998 period from the sale of its CVS Operations on January 30, 1998. Second, during the 1997 period the Company used $4.5 million of cash for payments to the former owner of Neuromed, Inc. for the purchase of certain patents and the settlement of certain purchase price issues.

Net cash used in financing activities for the nine months ended September 30, 1998 was $13.8 million while financing activities during the same period in 1997 provided net cash of $3.3 million. This decrease was primarily due to the use of $8.1 million in 1998 to reduce debt under short-term notes payable and $6.4 million used in 1998 for the repurchase of 806,000 shares of the Company's common stock while the 1997 period included additional net borrowings under short-term notes of $2.8 million.

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

Forward-Looking Statements

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements contained in this document that are not based on historical facts are "forward-looking statements". Terms such as "plan", "should", "anticipate", "believe", "intend", "estimate", "expect", "predict", "new market", "potential", "potential new market applications" and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: the resumption of growth in ANS revenues in 1999 and continued market acceptance of ANS products consistent with management expectations; completion of research and development and capital expenditure projects in an efficient and timely manner; obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products; the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products; the adequacy, acceptability and timeliness of component supply; continued reimbursement for medical procedures using the Company's existing products by medical reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid without material adverse changes in reimbursement amounts, qualifications or requirements; the approval of new products by reimbursement agencies; retention of major customers; the efficacy of the Company's products for proposed or potential new applications; competition and technological changes that may render the Company's products obsolete or noncompetitive; general domestic and international economic conditions; and other risks detailed from time to time in the Company's SEC public filings. Consequently, if such management assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecast in forward-looking statements.

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

                                     PART II

                                OTHER INFORMATION



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit 27.1 --  Financial Data Schedule
                  Exhibit 27.2 --  Restated Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                       ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  November 12, 1998                By: /s/ F. Robert Merrill III
                                       ----------------------------------
                                       F. Robert Merrill III
                                       Executive Vice President, Finance
                                       Chief Financial Officer and Treasurer