Form 10-K
period 1998-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1999-03-30
CIK 351721

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
                                       OR
| |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANCE ACT OF 1934
                        For the transition period from to
                         Commission File Number: 0-10521
                            ------------------------

                     ADVANCED NEUROMODULATION SYSTEMS, INC.
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
                  NONE                                    NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                 Title of Class
                                 --------------
                          Common Stock, $.05 Par Value
                            ------------------------
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes |X|    No | |

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    | |

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 18, 1999: $61,662,572

     Number of shares outstanding of the registrant's Common Stock as of March 18, 1999: 7,776,129
                            ------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 23, 1999, are incorporated by reference into Part III.
================================================================================

                     Advanced Neuromodulation Systems, Inc.

                                  Annual Report

                                    Form 10-K

                          Year Ended December 31, 1998

                                      PART I

ITEM 1.     BUSINESS
                                     General
                                     -------

Advanced Neuromodulation Systems, Inc., a Texas corporation ("ANS" or the "Company"), designs, develops, manufactures and markets implantable electronic stimulation systems for spinal cord stimulation used to manage chronic intractable pain. Until June 1998, ANS was known as Quest Medical, Inc.

Because stimulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain, the Company is continuing its efforts to expand its product offerings in the high growth market of neuromodulation. Neuromodulation is the electrical or chemical modulation of the central nervous system to enhance function or reduce dysfunction. Today, ANS is a market share and technology leader in the $35 million radio-frequency stimulation segment of the neuromodulation market. In 1998, the Company accelerated its investment in development projects to position the Company for participation in the other larger and more rapidly growing segments of the neuromodulation market. Industry analysts expect the neuromodulation market to grow from $260 million in 1998 to nearly $1 billion by 2003.

                               Recent Developments
                               -------------------

On January 30, 1998, the Company completed the sale of substantially all of the assets of its cardiovascular and intravenous fluid product lines (the "CVS Operations") to Atrion Corporation ("Atrion"). The CVS Operations designed, developed, manufactured and marketed cardiovascular products (including pressure control valves, filters and surgical retracting tapes), specialized intravenous fluid delivery tubing sets and accessories and pressure monitoring kits used primarily in labor and delivery. The cardiovascular products of the CVS Operations also included the MPS(R) myocardial protection system, a sophisticated system designed to manage the delivery of solutions to the heart during open-heart surgery. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and Note 11- "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements.

The Company also granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility and the closing of the transaction occurred on February 1, 1999. The Company repaid its outstanding mortgage debt at closing and received net proceeds of $2.7 million after repayment of the mortgage debt and related expenses to the transaction. The Company will move its operations to a 40,000 square foot leased facility in the North Dallas area during May 1999. See Item 2: "Properties".

In January 1999, the Company and Sofamor Danek Group, Inc. ("Sofamor Danek") terminated a June 1998 agreement under which ANS would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation. The termination was effective upon the closing of the Sofamor Danek merger with Medtronic, Inc. Under terms of the termination agreement, Sofamor Danek agreed to accelerate payments due to ANS in the amount of $8 million. The Company received the $8 million payment the day after the completion of the Sofamor Danek/Medtronic merger. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and Note 12- "Product Development Agreement" of the Notes to Consolidated Financial Statements.

                           The Neuromodulation Market
                           --------------------------

Neuromodulation is the electrical or chemical modulation of the central nervous system to enhance function or reduce dysfunction. The neuromodulation market is comprised of implantable electrical stimulation systems and fully implantable intrathecal drug pumps that modulate the central nervous system by delivering either electricity or pharmaceuticals directly to nerve fibers.

Four product segments address the chronic intractable pain segment of the neuromodulation market. These segments are: (1) radio-frequency stimulation systems for spinal cord stimulation, (2) implantable pulse generator stimulation systems for spinal cord and deep brain stimulation, (3) fully implantable constant rate intrathecal drug pumps and (4) fully implantable programmable rate intrathecal drug pumps. Industry analysts estimate the market at $260 million in 1998 and growing to nearly $1 billion by 2003.The growth in the market for stimulation systems and intrathecal drug pumps is being driven by a number of factors including:

*    New technology is increasing the capability of these devices
* New clinical applications for stimulation systems and intrathecal drug pumps are being discovered and tested
* Improved outcomes driven by technology, patient selection and improved techniques
* Stimulation and intrathecal drug pump devices are low risk, cost effective and the therapies are reversible
*    Patient awareness and advocacy
*    A growing base of pain specialists and centers of excellence

Listed below are the estimated units and revenue by market segment in 1998 and 2003 for all manufacturers of such products. These estimates do not consider applications for neuromodulation technology platforms such as urge incontinence, epilepsy, peripheral nerve stimulation, sacral nerve root stimulation for various pelvic pain disorders, functional stimulation, tens stimulation, peripheral vascular disease and deep brain applications for disorders other than Parkinson's Disease and Essential Tremor.

Estimated, for all product manufacturers, by market segment:

                                              1998                  2003
                                      --------------------  --------------------
                                                    $                     $
                                        Units     (000's)     Units     (000's)
                                      ---------  ---------  ---------  ---------
Radio-frequency stimulation
systems for spinal cord
stimulation .......................      2,750   $ 35,000      4,460   $ 60,000

Implantable pulse generator
stimulation systems for spinal
cord stimulation ..................     11,250     80,000     30,850    282,000

Implantable pulse generator
stimulation systems for deep brain
stimulation for Parkinson's Disease
and Essential Tremor ..............      2,745     20,000     19,050    175,000

Fully implantable constant rate
intrathecal drug pumps ............      1,935      8,000      5,450     23,000

Fully implantable programmable
rate intrathecal drug pumps .......     15,400    117,000     51,900    380,000
                                      ---------  ---------  ---------  ---------
         Total ....................     34,080   $260,000    111,710   $920,000
                                      ---------  ---------  ---------  ---------

The number of patients who can benefit from stimulation and intrathecal drug pump devices is substantial. Thus, the Company believes the market is under-served and under-penetrated. In 1998, only 34,000 patients benefited from a stimulation system or intrathecal drug pump.

The Company's growth strategy is to develop and license proprietary products to expand from its current participation in the radio-frequency stimulation segment into all segments of the neuromodulation market. Since most pain practitioners implant products in all four categories, the Company believes it is in a unique position to leverage its distribution capabilities.

                                    Products
                                    --------

STIMULATION SYSTEMS

Stimulation devices electrically stimulate nerve fibers along the spinal cord to reduce chronic severe neuropathic pain by "masking" the pain signals sent to the brain. Neuropathic pain usually arises from nerve damage. Stimulation device implantation manages the pain associated with failed back surgery syndrome
(FBSS), peripheral neuropathy, phantom limb or stump pain, ischemic pain and reflex sympathetic dystrophy (RSD), also known as complex regional pain syndrome
(CRPS). Stimulation device implantation in the brain is being used to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor by delivering small electrical impulses to targeted structures in the brain.

The market for stimulation systems is currently divided between radio-frequency stimulation systems, which use an external power source, and stimulation systems that utilize implantable battery driven systems known as implantable pulse generators (IPGs). According to industry analysts, lPG devices account for 80 percent of the number of spinal cord stimulation procedures performed, with radio-frequency devices accounting for the remainder. The Company currently designs, develops, manufactures and markets radio-frequency stimulation devices and is in the process of developing an IPG device. The primary advantage of the radio-frequency device revolves around the benefits of the system's external battery. An external battery system allows the patient to recharge the device by simply changing out a special nine-volt battery. The IPG requires surgical intervention, revision and replacement after two to four years. Due to its inexpensive power system, the radio-frequency device can be programmed with a wide range of amplitude, frequency and pulse width settings for a variety of programs controlled by the patient. These features make the radio-frequency devices the most cost efficient for long-term stimulation treatment. On the other hand, IPG devices provide the convenience of a completely internalized system, although they involve added long-term cost when repeat surgeries are required to replace the IPG power source. Both radio-frequency systems and IPG systems are useful to the pain physician. Radio-frequency systems are most often prescribed for patients who have complex bilateral pain syndromes or large pain topographies that require high power levels. IPGs are most often prescribed for patients with simple unilateral and single extremity pain complaints or indications with low power requirements.

The Company's radio-frequency stimulation systems consist of four primary components: leads, a receiver, a transmitter and programmer. The leads are most commonly placed percutaneously through the skin into the epidural space of the spinal column. This procedure for lead placement is similar to that employed by anesthesiologists in routine epidural procedures. Typically, one or two leads are inserted, each of which has multiple electrodes that can be used to stimulate the targeted nerve roots of the spinal cord. Laminotomy style (paddle) leads are also available for neurosurgeons or orthopedic surgeons who prefer to insert leads in an open surgical procedure approach. The leads are then connected to a passive receiver, which is implanted under the skin on the side of the abdomen. The receiver contains electronics that receive radio-frequency energy and data from a source (the transmitter) outside the body, and delivers the prescribed electrical pulses to the leads. The transmitter is approximately the size of a pager, and is typically worn on a belt. Since it is external to the body, the transmitter can be easily programmed and serviced as needed, and its battery can be simply recharged or replaced.

The Company's CompuStim(R) systems include four, seven, eight and sixteen electrodes on one, two or more leads; simple and complex receivers; and an external battery powered transmitter. The Company believes that the CompuStim product line's multi-electrode leads and advanced multiprogrammable technology have changed the manner in which neuromodulation is performed worldwide. For example, the Company's "Dual Octrode" device, a system of dual leads with eight electrodes on each lead introduced in 1995, creates a targeted current density that appears to be especially effective in relieving complex and multi-extremity pain patterns. Previously, quadrapolar stimulation systems only relieved the leg pain associated with FBSS. Many thought leaders support the view that the Dual Octrode device provides improved pain relief to both the legs and the back. Dual Octrode systems are enjoying increasing acceptance from the physician community and, in the Company's judgment, is the technological leader in the stimulation field. The Company believes that the long-term results of stimulation in the treatment of pain have improved as a result of the technological superiority of

ANS products. Moreover, the ease of use of the system has expanded the potential market for these products.

The Company recently completed development of its enhanced radio-frequency stimulation system and expects to introduce the products in the United States in 1999. These products include enhancements that will simplify the procedure for implanters while providing improved function.

In 1998, the Company licensed the rights to filed method patents for sacral nerve root stimulation aimed at relieving the effects of chronic pelvic pain, including interstitial cystitis. Interstitial cystitis is an extremely painful bladder disease that affects an estimated 450,000 people worldwide. The Company believes its advanced radio-frequency stimulation devices can be effective in treating pelvic pain indications including interstitial cystitis. In February 1999, the Company received conditional approval from the FDA to initiate a pilot study to evaluate the use of its advanced radio-frequency stimulation systems to treat interstitial cystitis. If the pilot study is successful, the Company would seek approval from the FDA to initiate further clinical studies in the process to receive a PMA approval to begin marketing in the United States.

The Company believes its radio-frequency stimulation devices represent a strong base for penetration of the broader neuromodulation market. The Company continued development of an IPG stimulation system during 1998 to better serve the broad needs of the pain management market. The Company expects to complete development of its IPG stimulation system during the second quarter of 1999 and will seek approval from the FDA during the third quarter of 1999 to initiate clinical trials. The IPG stimulation system will allow the Company to participate in the largest segment of the stimulation market for spinal cord stimulation and leverage its sales and marketing capabilities. In addition, the IPG provides the Company the opportunity to address a larger number of new indications such as chronic intractable angina, urinary urge incontinence, peripheral nerve stimulation and DBS for essential tremor and tremor associated with Parkinson's disease.

PAINDOC(R)

In early 1997 the Company began marketing PainDoc, a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of the Company's stimulation devices both pre- and post-operatively. PainDoc interfaces with the Company's CompuStim transmitters to optimize stimulation therapy and document treatment outcomes. PainDoc allows the physician to interact with the patient to map the location and intensity of the patient's pain. The resulting "pain map" is then used to assess and select the most effective stimulation sets, or combination of multi-electrode stimulation arrays, to treat the pain. The idea is to generate pain coverage that overlaps the patient's pain map. The selected arrays (programs) are uploaded into the patient's CompuStim transmitter. The physician can visually compare the patient's pain map against a stimulation map and optimize the patient's stimulator setting to address the patient's needs and assess whether desired levels of pain relief have been obtained and whether excess stimulation has been delivered.

PainDoc enables the physician to program up to 24 different stimulation sets delivering electrical stimulation every 50 milliseconds to expand pain area coverage and relief. The Company believes that PainDoc should also allow physicians to create a broad based database tool that, by using a standardized methodology, will enable physicians to share and compare outcomes data, which can then be used to deliver more efficacious pain relief to individual patients. The Company believes that PainDoc and CompuStim devices used in tandem significantly enhance the effectiveness, flexibility and precision of managing chronic neuropathic pain. The Company expects PainDoc to promote the selection of the Company's CompuStim devices for stimulation procedures, especially as stimulation devices become more sophisticated and the pain management process becomes more refined. In October 1995, the Company received 510(k) approval from the FDA to market PainDoc as an interactive medical treatment device. See Item 1: "Business-Other Business Matters-Government Regulation."

The Company continues to make improvements to PainDoc and will continue to develop systems that are easier to use and offer more capability.

INTRATHECAL DRUG PUMPS

Fully implantable intrathecal drug pumps are designed to deliver pharmaceuticals directly into the intrathecal space (the fluid-filled area around the spinal cord). With intrathecal drug delivery, the medication is delivered directly to its site of action. This contrasts to oral or intravenous drug delivery, where the medication is distributed systemically throughout the entire body. Since the drug is being delivered directly to the site of action, a greater therapeutic effect can be achieved with much lower quantities of medication, which reduces the common side effects that can occur with oral medications. Today, intrathecal drug pumps are used to deliver morphine for the treatment of pain and baclofen for the treatment of spasticity.

Intrathecal drug pump systems consist of the pump itself and a catheter. The pump is a low profile cylinder shaped device (similar to the size of a hockey puck) that contains a reservoir into which the drug to be delivered is injected and mechanisms that regulate the rate of delivery of the drug. The pump is implanted under the skin generally in the abdominal area and is connected to the catheter. The catheter is a piece of silastic tubing that is tunneled under the skin and into the spinal fluid space in the back where it delivers the drug from the pump. The drug supply in the pump usually lasts one to three months. The drug pump is refilled using a needle inserted through the skin into the pump's access port. The drug is then injected through the needle into the reservoir. The refill procedure is generally performed on an outpatient basis by a physician or under the direct supervision of a physician.

Industry analysts estimate that the intrathecal drug pump market will grow annually between 25 to 30 percent over the next five years. In 1998 the market was estimated at $125 million and is expected to grow to $403 million by the year 2003. The market for fully implantable intrathecal drug pumps is currently divided between constant rate drug pumps and programmable rate drug pumps. According to industry analysts, the programmable drug pumps account for 89 percent of the number of intrathecal drug pump procedures performed, with constant rate drug pumps accounting for the remainder. Currently, Medtronic, Inc. is the sole worldwide provider of a programmable intrathecal drug pump.

The programmable rate drug pump is the most versatile type of implantable pump since it allows the rate of drug delivery to be changed non-invasively to meet varying patients' needs. Medtronic's programmable pump contains a battery and motor. The battery delivers pulses of energy to the motor which pushes the drug from the pump into the catheter and into the spinal canal. The programmability feature allows for time-modified delivery of the drug. For example, it can be non-invasively programmed to deliver more medication at night and less in the morning. Since the pump is powered with a battery, the entire pump typically needs to be replaced every four to five years.

Constant rate drug pumps are designed to provide drug infusion at a constant rate. Once implanted, the medication flow rates remain the same. In order to change medication rates, different drug concentrations can be mixed and changed at refill. Constant rate pumps are typically powered by pressurized gas contained in a compartment of the device. As the gas expands, the medication is forced out of the drug reservoir through a flow restrictor and catheter and into the spinal canal. When the drug reservoir is refilled, its power is automatically recharged. Therefore constant rate pumps are less expensive and have a longer implant life (eight to ten years) since there is no battery that can be depleted.

Management believes that the fully implantable intrathecal drug pump market offers significant opportunity. In August 1998, the Company completed an agreement with Tricumed Medizintechnik GmbH, a German corporation, granting ANS exclusive rights to distribute Tricumed's fully implantable intrathecal drug pump products in international markets including the United States, Canada, the United Kingdom, France, Spain, Switzerland, South America, Australia and other world markets. Tricumed manufactures a proprietary constant rate intrathecal drug pump (Archimedes) that has received the CE mark (European) approval. Tricumed is also developing a fully implantable programmable intrathecal drug pump (Micromedes). Tricumed expects to complete development of the Micromedes pump and seek regulatory approval in Europe (CE mark) in the latter part of 1999. Both the Archimedes and Micromedes pumps have proprietary engineered features that improve patient convenience and reduce costs. If Tricumed successfully completes development of the Micromedes and obtains the CE mark, the Company would commence marketing the Micromedes pump in international countries. The Company would also seek approval from the FDA to initiate clinical trials in the United States, a step in the process to receive approval to market the Micromedes domestically. The Company commenced marketing the Archimedes pump in international countries in the first quarter of 1999.

In 1998, the Company also continued development on its own low-cost fully implantable constant rate intrathecal drug pump utilizing proprietary technology licensed from the University of Minnesota. The Company expects to complete development of the pump in the third quarter of 1999 and will seek approval from the FDA to initiate clinical trials in the United States. The Company will seek CE mark approval to distribute the low-cost pump internationally during the second half of 1999, with international sales expected to commence in late fourth quarter of 1999. Management believes that its value priced pump will expand the market for fully implantable intrathecal drug pumps to price sensitive markets including cancer pain therapy and third world countries.

                             Other Business Matters
                             ----------------------

MARKETING AND MAJOR CUSTOMER

ANS utilizes specialty distributors and commissioned sales agents to market its stimulation systems. Currently, the Company has seven specialty distributors who employ thirty-five personnel to market its stimulation systems. In addition, the Company has twenty commissioned sales agents and two direct sales representatives who sell the Company's stimulation systems. The Company employs four regional sales managers who oversee the distributors, sales agents and direct representatives. Internationally, the Company sells product to fourteen specialty distributors who represent ANS in twenty-one countries. The primary medical specialists the Company targets in its marketing efforts are anesthesiologists, neurosurgeons and orthopedic surgeons. Although neurosurgeons were the first practitioners to use stimulation systems, anesthesiologists now account for a greater percentage of sales as the relative number of these practitioners has grown and as the understanding and acceptance of stimulation treatment has increased. The Company derives 90 percent of net revenues from product sales of its stimulation systems from domestic sales and approximately 10 percent from export sales.

During 1998, 1997 and 1996, the Company had one major customer that accounted for 10 percent or more of its net revenue from product sales. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.4 million, $3.7 million and $2.6 million, or 20 percent, 25 percent and 22 percent of ANS' net revenue from product sales for the years ended December 31, 1998, 1997 and 1996, respectively. While the Company believes its relations with Sun Medical are good, the loss of this customer could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

In 1998, the Company focused its research and development efforts on the continued development of its enhanced radio-frequency stimulation systems and ongoing research and development of new products for the neuromodulation market, such as an implantable pulse generator stimulation system for spinal cord stimulation, an implantable pulse generator stimulation system for Deep Brain Stimulation ("DBS") and a low-cost constant rate intrathecal drug pump. The Company expended $2.8 million (13.9 percent of total net revenue) on its research and development activities in 1998, compared to $977,000 (6.6 percent of total net revenue) in 1997. The Company expects to increase its investment in research and development and clinical trials during 1999 and expects expenditures of approximately $4.6 million. These expenditures will be directed toward completion of the low-cost constant rate intrathecal drug pump, the implantable pulse generator stimulation system for spinal cord stimulation, the implantable pulse generator stimulation system for DBS and for the development of next generation radio-frequency stimulation systems and implantable pulse generator stimulation systems. These expenditures also include expenses for clinical trials that the Company expects to initiate on several of its new products upon approval from the FDA. The clinical trials are a necessary process to receive approval from the FDA to begin marketing the products in the United States. During February 1999, the Company received approval from the FDA to initiate a pilot clinical study to evaluate the use of its advanced radio-frequency stimulation systems to treat pelvic pain, specifically interstitial cystitis. The Company also expects to seek approval from the FDA during the third quarter of 1999 to initiate clinical studies for its implantable pulse generator stimulation system for spinal cord stimulation and its low-cost constant rate intrathecal drug pump. As of March 1999, ANS had an in-house research and development staff of 25 personnel as compared to 13 in March 1998.

The Company is evaluating strategic partners for DBS to replace its terminated agreement with Sofamor Danek that could partially fund research and development expenditures during 1999. In addition to DBS, the Company believes its implantable pulse generator stimulation platform has market opportunities outside its focus of chronic pain including applications such as epilepsy, urinary incontinence, angina, peripheral nerve stimulation and peripheral vascular disease. The Company may also seek strategic partners with established distribution systems to develop these market opportunities outside the chronic pain market area.

MANUFACTURING

The Company manufactures and packages its stimulation systems at its manufacturing facility in Allen, Texas. This facility received ISO 9001 certification (for design and manufacturing processes) in July 1995. See Item 1. "Business-Other Business Matters-Government Regulations."

The Company's manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products. The Company subcontracts with various suppliers to provide it with the quantity of component parts necessary to assemble its products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources. For example, the Company currently relies on a single supplier for a computer chip used in the receiver and transmitter of its stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date, has not determined when this will occur. The supplier has agreed to notify the Company once a date has been determined and allow the Company to place a final one-time purchase order for the computer chip. In the interim, the Company is maintaining a higher than normal inventory of the computer chip. In addition, the Company is developing a custom computer chip to replace the existing computer chip and expects such chip to be available during the first half of 2000. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect the Company's ability to deliver finished products on time.

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

COMPETITION

In marketing its stimulation systems, the Company competes with one other significant supplier, Medtronic, Inc. Medtronic has substantially greater financial resources and engages in substantially greater research and development and marketing efforts. Medtronic holds a substantial majority share of the stimulation market and sells both radio-frequency stimulation systems and implantable pulse generator stimulation systems. Medtronic also holds the substantial majority share of the market for implantable intrathecal drug pumps and is the sole marketer worldwide of fully implantable programmable intrathecal drug pumps and implantable pulse generators.

The Company believes that the principal competitive factors in the neuromodulation market are cost-effectiveness, impact on patient outcomes, product performance, quality, ease of use, technical innovation and customer service. The Company intends to continue to compete on the basis of its high performance products, innovative technologies, manufacturing capability, close customer relations and support, and its strategy to increase its offerings of products within the neuromodulation market.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

The Company currently owns four United States patents and also owns two foreign patents. In management's view, these patents offer reasonable coverage of its stimulation devices' electrode, receiver, transmitter and programmer technology. These patents cover both radio-frequency stimulation systems and implantable pulse generator stimulation systems for a wide range of current and future applications. Pending patent applications concern the PainDoc computer system and the Company's innovative Multistim(R) technology.

The Company also licenses four United States patents and one foreign patent from the University of Minnesota relating to the constant rate intrathecal drug pump the Company is currently developing.

In 1998, the Company licensed exclusive worldwide rights to filed method patents for sacral nerve-root stimulation aimed at relieving the effects of chronic pelvic pain, including interstitial cystitis. Currently, there are two pending patent applications. See Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview".

The validity of any patents issued to the Company may be challenged by others and the Company could encounter legal and financial difficulties in enforcing its patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render the Company's patents obsolete. The loss of any one patent would not have a material adverse effect on the Company's current revenue base. Although the Company does not believe that patents are the sole determinant in the commercial success of its products, the loss of a significant percentage of its patents or its patents relating to the stimulation product line could have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPUSTIM, MULTISTIM, PAINDOC, UNISTIM and OCTRODE are among the Company's registered trademarks. Registration applications are pending for various trademarks the Company believes have value in the marketplace, including Advanced Neuromodulation Systems and ANS.

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

Under the FDA's requirements, a new medical device cannot be released for commercial use until a pre-market approval application (a "PMA") has been filed with the FDA and the FDA has approved the device's release. If a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of the Company's currently marketed products have been the subject of successful 510(k) submissions, the Company believes that because the products the Company currently has in development are more innovative, some of these products will require the PMA submission process, which is lengthier and more costly than the 510(k) process.

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

To position itself for access to European and other international markets, ANS has maintained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national standard bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is essential to enter European Community markets.

In December 1998, ANS' quality system was recommended for re-certification and an upgrade to ISO 9001/EN 46001 certification. The ISO 9001 registration is the most stringent standard in the ISO series and lasts for three years. The German notified body TUV Product Services will issue the upgraded certificates. The ISO 9001 standard covers design, production, installation and servicing of products. The EN 46001 covers the same elements as the ISO standard however the focus is on quality systems for medical device manufacturing. In addition, ANS is certified to the Active Implantable Medical Device Directive allowing ANS to market devices throughout the European Community. The Company is subject to an annual audit by the notified body to maintain the registrations.

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

THIRD PARTY REIMBURSEMENT AND COST CONTAINMENT

The Company's products are purchased primarily by hospitals and ambulatory surgery centers, which then bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies, managed care and worker's compensation organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

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

The Company's stimulation systems, while cost-effective compared to repeat back surgeries, have encountered some resistance to third party reimbursement. Although Medicare, Medicaid and many private insurers reimburse for the stimulation systems and procedure, especially after repeat back surgeries have failed to relieve chronic pain, some managed care and private payers occasionally refuse to reimburse for stimulation systems or restrict reimbursement. There can be no assurance that in the future, third party payers will continue to reimburse for the Company's products, or that their reimbursement levels will not adversely affect the profitability of the Company's products. In addition, health care costs have risen significantly over the past decade, and there have been and will continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Changes in reimbursement policies and practices of third party payers could have a substantial and material impact on sales of the Company's products. The development or increased use of more cost-effective treatments could cause such payers to decrease or deny reimbursement to favor these other treatments.

EMPLOYEES

As of March 18, 1999, the Company employed 103 full-time employees, 25 in research and development, 21 in sales and marketing, 45 in manufacturing and related operations, and the remainder in executive and administrative positions. None of the Company's employees is represented by a labor union and the Company considers its employee relations to be good.

ADVISORY BOARD

The Company has established the Advanced Neuromodulation Systems Advisory Board, which is comprised of individuals with substantial expertise in neuromodulation and pain management. Members of the Company's management and scientific and technical staff consult closely with members of the Advisory Board to identify specific areas where techniques are changing and where existing products do not adequately fulfill the needs of the pain physician. The Advisory Board helps management evaluate new product ideas and concepts and once a product is approved for development, its subsequent design and development. The Advisory Board may also participate in the clinical testing of products developed.

Certain members of the Advisory Board are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to the Company. The members of the Advisory Board may also serve as consultants to other medical device companies. No members of the Advisory Board are expected to devote more than a small portion of their time to the Company.

ITEM 2.     PROPERTIES

At December 31, 1998, the Company owned and occupied a manufacturing facility and executive office in Allen, Texas (located north of Dallas). The facility covers approximately 107,000 square feet and was constructed during 1993 on 19.2 acres of land that the Company acquired in 1985. The Company borrowed $4.4 million from MetLife Capital Corporation to construct and outfit the facility. The land, facility and certain equipment of the Company secure the note. See
Note 5 - "Notes Payable" of the Notes to Consolidated Financial Statements.

In connection with the January 1998 sale of the CVS Operations, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. The Company repaid the outstanding mortgage debt on the facility at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. The Company is leasing space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and is paying Atrion fifty percent of certain operating expenses including utilities, janitorial services, landscaping services, insurance and property taxes. At that time the Company will move its operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. The Company entered a sixty-three month lease agreement in February 1999 for the aforementioned space. Under terms of the lease agreement, the Company receives three months of free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company expects to spend approximately $2.3 million for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room for the leased facility. The expense for moving and transitioning into the new facility is expected to be immaterial.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to product liability claims related to ANS' stimulation systems. Product liability insurers have assumed responsibility for defending the Company against these claims, subject to reservation of rights in certain cases. While historically product liability claims for ANS stimulation systems have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that the Company's current stimulation business and future ANS neuromodulation products will not be adversely affected by these product liability claims. While the Company seeks to maintain appropriate levels of product liability insurance with coverage that the Company believes is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that the Company will avoid significant future product liability claims relating to its stimulation systems.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is currently quoted on the NASDAQ Stock Market under the symbol "ANSI." Until June 30, 1998, the common stock was quoted on the NASDAQ Stock Market under the symbol "QMED". The Company's symbol was changed on July 1, 1998 in connection with the name change of the Company from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. On March 18, 1999, there were approximately 704 holders of record of the Company's common stock. The following table sets forth the quarterly high and low closing sales prices for the Company's common stock. These prices do not include adjustments for retail mark-ups, mark-downs or commissions.

            1997:                            High        Low
            -----                        -----------  -----------
            First Quarter                $    8.13    $    5.94
            Second Quarter               $    9.22    $    5.75
            Third Quarter                $   10.50    $    8.25
            Fourth Quarter               $   10.00    $    6.38

            1998:                            High        Low
            -----                        -----------  -----------
            First Quarter                $    8.75    $    6.50
            Second Quarter               $   10.00    $    8.06
            Third Quarter                $   10.00    $    5.75
            Fourth Quarter               $    6.75    $    5.00

            1999:                            High        Low
            -----                        -----------  -----------
            First Quarter                $    8.19    $    6.19
            (through March 18, 1999)

To date, the Company has not declared or paid any cash dividends on its common stock and the Board of Directors does not anticipate paying cash dividends on the Company's common stock in the foreseeable future.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock and during August 1998 approved the repurchase of up to an additional 1,000,000 shares. The Company's purchases may be effected through open market purchases, block transactions, privately negotiated purchases or otherwise. Purchases of the Company's common stock will be effected at prices and terms to be determined in light of then current circumstances, are completely discretionary and may be temporarily or permanently suspended at any time without notice. Through December 31, 1998, the Company had repurchased 1,258,625 shares of its common stock at an aggregate cost of $9,411,055 (including commissions), or an average of $7.48 per share. During the year ended December 31, 1998, the Company issued 184,874 shares from its treasury upon the exercise of stock options. At December 31, 1998, 1,073,751 shares remained in the treasury.

ITEM 6.     SELECTED FINANCIAL DATA

                                   -----------------------------------------------------
                                                  Years Ended December 31,
                                   -----------------------------------------------------
                                      1998      1997       1996       1995(1)    1994
                                   ---------  ---------  ---------  ---------  ---------
                                           (in thousands, except per share data)
Statement of Operations Data (2):
  Net revenue-product sales .....  $ 17,006   $ 14,718   $ 11,403   $ 10,434    $    --
  Total net revenue .............    20,106     14,718     11,403     10,434         --
  Gross profit-product sales ....    12,021      9,878      8,088      7,682         --
  Research and development
    expense .....................     2,801        977      1,316        808         --
  Purchased research and
    development .................        --         --         --     10,500         --
  Marketing, general and
    administrative and
    amortization expenses .......     8,486      6,815      6,257      3,796         --
  Earnings (loss) from
    operations ..................     3,833      2,086        515     (7,421)        --
  Net earnings (loss) from
    continuing operations .......     2,586        818        115     (8,906)        --
  Loss from discontinued
    operations ..................      (212)       (93)      (527)    (1,199)    (1,719)
  Gain on the sale of assets of
    discontinued operations .....     4,585         --         --         --         --
  Net earnings (loss) from
    discontinued operations .....     4,373        (93)      (527)    (1,199)    (1,719)
  Net earnings (loss) ...........  $  6,959   $    724   $   (412)  $(10,374)   $(1,719)

Diluted earnings (loss) per share:

   Continuing operations ........  $    .30   $    .09   $    .01   $  (1.42)   $    --
   Discontinued operations ......  $    .51   $   (.01)  $   (.06)  $   (.19)   $  (.33)
   Extraordinary item ...........  $     --   $     --   $     --   $   (.05)   $    --
   Net earnings (loss) ..........  $    .81   $    .08   $   (.05)  $  (1.66)   $  (.33)

                                   -----------------------------------------------------
                                                  Years Ended December 31,
                                   -----------------------------------------------------
                                      1998       1997      1996       1995       1994
                                   ---------  ---------  ---------  ---------  ---------
                                                       (in thousands)
Balance Sheet Data:
   Cash, cash equivalents and
    marketable securities .......  $ 12,263   $  2,204   $  2,206   $  3,914   $  5,262
   Working capital ..............    16,426     14,128     11,088     12,183      7,411
   Total assets .................    45,485     48,982     47,188     44,496     24,235
   Short-term notes payable and
    current maturities of
    long-term notes payable .....     3,633      8,257      2,084      1,616      2,759
   Notes payable, excluding
    current maturities ..........        --      3,635     11,912      8,558      4,124
   Stockholders' equity .........  $ 33,304   $ 33,906   $ 30,993   $ 30,870   $ 15,931

-----------------------
(1) Includes results of ANS from March 31, 1995. The net loss for 1995 reflects a charge of $10,500, or $(1.68), for purchased in-process research and development incurred in connection with the ANS acquisition and an extraordinary charge of $269, or $(.05) per share, for the write-off of capitalized debt issuance costs due to early repayment of bank debt with the proceeds from a public offering completed in November 1995.
(2) On January 30, 1998, the Company sold its cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations. See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

OVERVIEW

On January 30, 1998, we sold the assets of our CVS Operations, including our MPS(R) myocardial protection system product line, to Atrion Corporation ("Atrion"). See Note 11 - "Sale of CVS Operations/ Discontinued Operations" of the Notes to Consolidated Financial Statements. We received approximately $23 million in cash from the sale. We also granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. We are leasing space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and are paying Atrion fifty percent of certain operating expenses. At that time we will move our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. The expense of moving and transitioning into the new facility is expected to be immaterial.

Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The intangible assets also included the rights to the name Quest Medical, Inc., our former name. We reported a pretax gain on the transaction of $7.1 million during the year ended December 31, 1998. This pretax gain is net of $1,005,000 compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. See Note 7 - "Stockholders' Equity" of the Notes to Consolidated Financial Statements. The pretax gain is also net of an expense of $969,000 recorded in connection with sale of the facility to Atrion which relates to abated property taxes. See Note 11- "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements. We utilized $9 million of the proceeds from the sale to retire debt and pay expenses related to the transaction. We are utilizing the remaining proceeds for working capital for our expanding ANS business and for the repurchase of issued and outstanding shares. During 1998, the Board of Directors approved stock repurchase programs of up to 1,500,000 shares of the Company's common stock at prices and terms to be determined in light of then current circumstances. During the year ended December 31, 1998, we repurchased 1,258,625 shares of our common stock at an aggregate cost of $9,411,055 (including commissions).

The CVS Operations have been accounted for as discontinued operations in the Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996.

At our Annual Meeting of Shareholders in May 1998, the shareholders approved a proposal to change the name of the Company from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. The name change became effective during June 1998. The Company's trading symbol on the NASDAQ Stock Market was changed from "QMED" to "ANSI" on July 1, 1998.

In June 1998, we completed an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 12- "Product Development Agreement" of the Notes to Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that is being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. In January 1999, the agreement with Sofamor Danek was terminated in conjunction with the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we received an additional payment of $8 million from Sofamor Danek, which will be recognized into income as revenue during 1999.

The former agreement with Sofamor Danek fits with our strategy to strengthen and broaden our neuromodulation technology platforms and to find strategic partners to leverage ANS' core technology into other significant market segments beyond our focus on the pain management market. We are evaluating potential strategic partners for DBS to replace the terminated relationship with Sofamor Danek, although there is no assurance that we will be successful in negotiating and consummating a new DBS agreement.

In August 1998, we completed an agreement with Tricumed Medizintechnik GmbH, a German corporation, granting us exclusive rights to distribute Tricumed's CE mark approved constant rate intrathecal drug pump and a future programmable rate intrathecal drug pump which Tricumed is currently developing. Our distribution rights in international markets include the United States, Canada, the United Kingdom, France, Spain, Switzerland, South America, Australia and other world markets. We began distribution of the constant rate intrathecal pump internationally during January 1999. If Tricumed is successful in developing the programmable rate intrathecal drug pump and obtaining the CE mark, we would also begin marketing such pump internationally. We would also seek approval from the FDA to initiate clinical studies in the United States, a necessary process to receive a PMA approval to begin marketing in the United States.

In August 1998, we completed an agreement to license exclusive worldwide rights to filed method patents for sacral nerve root stimulation aimed at relieving the effects of chronic pelvic pain including interstitial cystitis ("I.C."), an extremely painful bladder disease that affects an estimated 450,000 people worldwide. We made a licensing payment of $250,000 upon executing the agreement and will pay up to an additional $750,000 in licensing payments upon certain regulatory approvals in 1999 and 2000. We have also agreed to pay a royalty on product sales used in sacral nerve root stimulation. We believe our advanced radio-frequency stimulation systems can be effective in treating pelvic pain indications including I.C. In February 1999, we received conditional approval from the FDA to initiate a pilot clinical study to evaluate the use of our advanced radio-frequency stimulation systems to treat I.C. If the pilot study is successful, we would seek approval from the FDA to initiate further clinical studies in the process to receive a PMA approval to begin marketing in the United States.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 1998 and 1997
--------------------------------------------------------

We reported net earnings of $6.96 million or $.81 per diluted share in 1998 compared to $724,000 or $.08 per diluted share in 1997. The 1998 results included net earnings of $4.4 million from the discontinued CVS Operations or $.51 per diluted share primarily due to an after-tax gain of $4.6 million on the sale of the discontinued operations while the 1997 results included a loss of $93,000 or $(.01) per diluted share from the discontinued operations. Net earnings from continuing operations increased to $2.6 million or $.30 per diluted share in 1998 compared to $818,000 or $.09 per diluted share in 1997.

Total net revenue from continuing ANS operations of $20.1 million for the year ended December 31, 1998, was $5.4 million, or 37 percent, above the comparable 1997 level of $14.7 million. The 1998 period includes $3.1 million of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 16 percent to $17.0 million during 1998 compared to $14.7 million in 1997. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns. Of the $2.3 million increase in 1998, $1.7 million was the result of higher sales in the United States and the remainder from higher sales internationally. We expect to launch our enhanced radio-frequency stimulation systems in the United States market during the second quarter of 1999. Our strategy is to expand our product offerings to all segments of the neuromodulation market and therefore we have increased our investment in research and development. These development projects include an implantable pulse generator for spinal cord stimulation, an implantable pulse generator for Deep Brain Stimulation and a low-cost constant rate intrathecal drug pump. Our partner Tricumed is also developing a programmable rate intrathecal drug pump.

Gross profit from product sales increased to $12.0 million in 1998 from $9.9 million in 1997 due to the increase in net revenue from product sales discussed above and an increase in gross profit margin. Gross profit margin from product sales increased to 70.7 percent in 1998 compared to 67.1 percent in 1997 due, for the most part, to a $479,000 expense during 1997 for the write-off of ANS inventory of previous designs. Excluding such write-off in 1997, gross profit margin remained approximately the same, 70.4 percent in 1997 compared to 70.7 percent in the 1998 period.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $11.3 million in 1998 compared to $7.8 million in 1997 and as a percentage of total net revenue increased to 56 percent in 1998 from 53 percent in 1997.

Research and development expense increased to $2.8 million in 1998, or 13.9 percent of 1998 total net revenue, from $977,000 during 1997, or 6.6 percent of 1997 total net revenue, reflecting our stepped up commitment to develop products that will expand our presence into all market segments of the neuromodulation market. This increase during 1998 compared to 1997 was the result of higher salary and benefit expense from staffing additions, increased consulting expense, and higher test material expense. These expenditures during 1998 were directed toward development of our enhanced radio-frequency stimulation systems which we expect to introduce to the U.S. market in the second quarter of 1999, a low-cost constant rate intrathecal drug pump, an implantable pulse generator stimulation system for spinal cord stimulation and an implantable pulse generator system for Deep Brain Stimulation. We expect to complete the development of our implantable pulse generator stimulation system for spinal cord stimulation during the second quarter of 1999 and expect to seek FDA approval in the third quarter of 1999 to initiate clinical trials in the United States. We will also seek the CE mark (European) approval for the implantable pulse generator stimulation system for spinal cord stimulation during the second half of 1999 with market introduction expected internationally in the fourth quarter of 1999. We also expect to complete development of our low-cost constant rate intrathecal drug pump during the third quarter of 1999 and expect to seek approval from the FDA to initiate clinical trials at that time. We are currently evaluating strategic partners to replace our former relationship with Sofamor Danek for Deep Brain Stimulation.

Marketing expense, as a percentage of total net revenue, decreased to 23.3 percent in 1998 from 27.0 percent in 1997, while the dollar amount increased from $4.0 million during 1997 to $4.7 million in 1998. This dollar increase during 1998 was attributable to higher commissions from increased product sales, higher training expense for new users of ANS products and higher convention and promotional expense.

General and administrative expense increased from $1.8 million during 1997 to $2.6 million in 1998 and as a percentage of total net revenue, increased to 13.1 percent in 1998 from 12.0 percent during 1997. This increase in expense during

1998 was principally the result of increased legal expense related to the various development agreements discussed above, increased recruiting and relocation expense and increased costs for existing employee benefit plans.

Amortization of ANS intangibles increased from $1.1 million in 1997 to $1.2 million during 1998, mostly due to an expense associated with a non-compete agreement with the former president and chief executive officer.

Other income increased to $499,000 in 1998 compared to an expense of $536,000 in 1997 primarily as a result of two factors. First, interest expense decreased by $294,000 during 1998 compared to 1997 as a result of the repayment of short-term notes payable in January 1998 from the proceeds of the sale of the CVS Operations. Second, interest income increased by $720,000 in 1998 compared to 1997 due to higher funds available for investment due to the proceeds from the January 1998 sale of the CVS Operations.

Income tax expense from continuing operations increased to $1.75 million in 1998 from $733,000 in 1997 due to higher earnings from ANS operations. This represents effective tax rates of 40.3 percent in 1998 and 47.3 percent in 1997. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate during both 1998 and 1997 compared to the U.S. statutory rate for corporations of 34 percent.

Comparison of the Years Ended December 31, 1997 and 1996
--------------------------------------------------------

We reported net earnings of $724,000 or $.08 per diluted share in 1997 compared to a net loss of $412,000 or $(.05) per diluted share in 1996. The 1997 results included a net loss of $93,000 from the discontinued CVS Operations or $(.01) per diluted share while the 1996 results included a net loss of $527,000 or $(.06) per diluted share from the discontinued operations. Net earnings from continuing operations increased to $818,000 or $.09 per diluted share in 1997 compared to $115,000 or $.01 per diluted share in 1996.

Total net revenue from continuing ANS operations of $14.7 million for the year ended December 31, 1997, was $3.3 million, or 29 percent, above the level for the comparable 1996 period of $11.4 million. This increase during 1997 was the result of higher unit sales volume, principally in the United States. During 1996 and into the first quarter of 1997, we dedicated significant engineering and marketing resources to build the infrastructure at ANS and improve our current products to transform ANS into an industry leader and compete effectively in the stimulation market. We believe these measures account for the increase in net revenue during the 1997 period compared to the same period during 1996.

Gross profit from product sales increased during 1997 to $9.9 million compared to $8.1 million in 1996. As a percentage of net revenue, however, gross profit decreased to 67.1 percent in 1997 compared to 70.9 percent during 1996. This decrease in gross profit margin during 1997 was due, for the most part, to a $479,000 expense for the write-off of ANS inventory of previous designs. As mentioned above, during 1996 we dedicated a significant amount of time and effort to improve the design and performance of our products. Due to the acceptance and superior performance of the current design of ANS products, we decided that inventories of previous designs should be written off and recorded such expense during the second quarter of 1997.

Total operating expenses of $7.8 million during 1997 increased slightly from the 1996 level of $7.6 million, although as a percentage of total net revenue, such expenses decreased to 52.9 percent during 1997 from 66.4 percent in 1996.

Research and development expense decreased to $977,000 in 1997, or 6.6 percent of 1997 total net revenue, from $1.3 million during 1996, or 11.5 percent of 1996 total net revenue. This decrease during 1997 compared to 1996 was the result of lower salary and benefit expense from personnel reductions, lower consulting expense, and lower regulatory expense.

Marketing expense, as a percentage of total net revenue, decreased to 27.0 percent in 1997 from 29.3 percent in 1996, while the dollar amount increased from $3.3 million during 1996 to $4.0 million in 1997. This dollar increase during 1997 was attributable to additional expense related to higher commissions, clinical study and training expense for new users of ANS products.

General and administrative expense decreased from $2.1 million during 1996 to $1.8 million in 1997 and as a percentage of total net revenue, decreased to 12.0 percent in 1997 from 18.3 percent during 1996. This decrease in expense during 1997 was principally the result of a charge during 1996 of $198,000 to write off an account receivable from a former ANS distributor who filed bankruptcy.

Amortization of ANS intangibles increased from $826,000 in 1996 to $1.1 million during 1997, mostly due to patents acquired during February 1997 from the former owner of the stimulation business.

Other expense increased to $536,000 in 1997 compared to $81,000 during 1996 as a result of three factors. First, interest expense increased by $207,000 during 1997 compared to 1996 as a result of higher levels of borrowing and higher overall interest rates on borrowed money. Second, interest income declined by $85,000 during 1997 compared to 1996 as a result of lower funds available for investment combined with overall lower rates of return. Finally, during 1996 we realized gains of $137,000 on the sale of marketable securities compared to a loss of $26,000 during 1997, a reduction of $163,000.

Income tax expense increased to $733,000 during 1997 from $320,000 in 1996 due to higher earnings from operations. This represents effective tax rates of 47.3 percent in 1997 and 73.6 percent in 1996. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate during both 1997 and 1996 compared to the U.S. statutory rate for corporations of 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

In the sale of assets of the CVS Operations to Atrion during January 1998, we received cash proceeds of approximately $23 million, after post-closing adjustments as defined in the purchase agreement, which significantly enhanced our financial position. We utilized approximately $9 million of the proceeds to retire all our short-term notes payable and related expenses of the transaction.

At December 31, 1998 our working capital increased from $14.1 million at year-end 1997 to $16.4 million at year-end 1998. The ratio of current assets to current liabilities was 2.7:1 at December 31, 1998, compared to 2.5:1 at December 31, 1997. Cash, cash equivalents and marketable securities totaled $12.3 million at December 31, 1998 compared to $2.2 million at December 31, 1997.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock and during August 1998 approved the repurchase of up to an additional 1,000,000 shares. During the year ended December 31, 1998, we repurchased 1,258,625 shares of our common stock at an aggregate cost of $9,411,055.

In January 1999, we received the $8 million payment in connection with the termination of the DBS agreement with Sofamor Danek.

During February 1999, we completed the sale of our corporate facility to Atrion for $6.5 million. After repayment of the mortgage debt and expenses related to the transaction, we realized net proceeds of $2.7 million.

We expect capital expenditures during 1999 of approximately $3.5 million. Of such expenditures, approximately $2.3 million is budgeted for new furniture and equipment, computer systems, telephone system, manufacturing clean-room and leasehold improvements for our relocation to our new leased facility in May 1999. The remaining expenditures primarily relate to manufacturing tooling and equipment for the new products we are developing and sacral nerve root patent licensing fees.

We believe our current cash, cash equivalents and marketable securities, the termination payment from Sofamor Danek in January 1999, net proceeds from the February 1999 sale of our corporate facility and cash generated from operations will be sufficient to fund all of our operating needs, including capital expenditures and share repurchases for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations increased to $6.9 million in 1998 compared to $2.1 million in 1997 and a net use of cash during 1995 of $636,000. This improvement during 1998 compared to 1997 and 1996 reflects the improved operating results of ANS, deferred revenue associated with the former agreement with Sofamor Danek and income taxes payable not due until March 1999. Net cash provided by discontinued operations decreased to $59,000 in 1998 compared to $391,000 in 1997 and a net use of cash during 1996 of $145,000. The 1998 period included only one month of results until the sale in January 1998.

Net cash provided by investing activities was $20.8 million in 1998 compared to net uses of cash in 1997 and 1996 of $5.7 million and $957,000 respectively. The 1998 period reflects net proceeds from the sale of discontinued operations of $21.8 million. We utilized $1.4 million in 1998 for capital expenditures primarily for manufacturing tooling and equipment for the new products we are developing and $250,000 to license method patents for sacral nerve root stimulation. Primary uses of cash during 1997 were capital expenditures of $1.3 million and payments to the former owner of the neurostimulation business relating to patents and settlements of $4.5 million. The primary use of cash during 1996 was for capital expenditures of $1.9 million.

Net cash used in financing activities was $16.9 million in 1998 compared to net cash provided by financing activities of $3.3 million in 1997 and $305,000 in 1996. During 1998, we received cash of $818,000 from the exercise of stock options while $9.4 million was used for share repurchases and $8.3 million to reduce debt. During 1997, we received cash of $922,000 from the exercise of stock options and $3.5 million from additional borrowings under short-term notes. We used $1.2 million during 1997 to repay debt. During 1996, the primary source of cash from financing activities was $559,000 from the exercise of stock options while we used cash to repay $151,000 of mortgage debt and $103,000 utilized in the redemption of the Company's shareholder rights plan.

YEAR 2000

The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, manufacture products or engage in similar normal business activities.

We began our assessment of our computer software, hardware, manufacturing equipment and other non-critical systems in early 1998 and are substantially complete. The assessment determined that a significant portion of our computer hardware and software and manufacturing equipment were Year 2000 compliant. Certain personal computers, non-critical internal software programs and manufacturing equipment will need modifications or replacement and we expect the costs associated with the replacement and modifications to approximate
$125,000. We estimate the costs incurred in the assessment of our systems to be under $100,000, which have been expensed in our current operations.

When we sold our facility to Atrion on February 1, 1999, Atrion also acquired our mainframe computer and software applications. In moving to a new leased facility in May 1999, we will purchase new computer hardware and software that is similar to our current systems. We will also purchase a new telephone system. We have received assurances from the providers of the new systems that they are Year 2000 compliant. We expect to spend approximately $500,000 for these new systems (in addition to the $125,000 for modifications and replacements discussed above), which is included in the $2.3 million we have budgeted for the relocation. We will fund these costs from our current cash reserves and expect most of the costs will be capitalized.

When we relocate to our new facility and install our new computer hardware and software systems, we will test the systems to ensure compliance with Year 2000. We expect to complete the testing by the end of the third quarter of 1999. We also plan to complete the modifications necessary to non-critical software applications and manufacturing equipment by the end of the third quarter of 1999.

We have contacted the third-party vendors and suppliers of products and services that we consider critical to our operations to ascertain their level of Year 2000 readiness. We have no means of ensuring that all vendors and suppliers will be Year 2000 compliant. The inability of these parties to complete their Year 2000 resolution process could materially impact us. As a result, we will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available.

Our plan to complete the Year 2000 modifications is based upon management's best estimates and assumptions. We cannot guarantee, however, that we will achieve these estimates; actual results could differ materially from those plans.

Our goal is to ensure all critical systems and processes under our control remain operational. However, because certain systems and processes may be linked with systems outside our control, we cannot assure you that all implementations will be successful. As a result, we are developing a contingency plan to respond to any failures that may occur. We do not expect the costs of our Year 2000 project to have a material adverse effect on our financial position or results of operations. However, any unanticipated failures by critical third party suppliers and vendors as well as our own failure to execute our Year 2000 plan, could have a material adverse impact on the Company.

OUTLOOK AND UNCERTAINTIES

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "will," "should," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE. Our growth depends in part on our ability to develop and gain market acceptance of new products, including next generation ANS products. We cannot assure you that we will continue to develop successful products, that delays in product introduction will not be experienced, or that once such products are introduced, the market will accept them.

YEAR 2000 COMPLIANCE. We cannot assure you that our Year 2000 readiness efforts will prevent a material adverse impact on our results of operations, financial condition and cash flows since our compliance is dependent upon third parties also being Year 2000 ready in a timely manner.

GOVERNMENT REGULATION. Our business is subject to extensive government regulation, principally by the FDA. The regulatory process, especially as it relates to product approvals, can be lengthy, expensive and uncertain. See Item 1-"Business-Government Regulation".

SINGLE-SOURCED COMPONENTS. We rely on a single supplier for the computer chip used in two components of our stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date, has not determined when this will occur. The supplier has agreed to notify us when a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip. In addition, we are developing a custom computer chip to replace the existing computer chip and expect such chip to be available during the first half of 2000. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect our ability to deliver finished products on time.

COMPETITION AND TECHNOLOGICAL CHANGE. The medical device market is highly competitive. We compete with many larger companies that have access to greater capital, research and development, marketing, distribution and other resources than we do. In addition, our market is characterized by extensive research efforts and rapid product development and technological change, which could render our products obsolete or noncompetitive.

INTELLECTUAL PROPERTY RIGHTS. We rely in part on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that we are infringing the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

COST PRESSURES ON MEDICAL TECHNOLOGY. The overall escalating cost of medical products and healthcare results in significant cost pressure. Third party payers are under intense pressure to challenge the prices charged for medical products and services. We rely heavily on Medicare and Medicaid reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could adversely impact on our business, financial condition and results of operations.

POTENTIAL PRODUCT LIABILITY. The testing, manufacturing, marketing and sale of medical devices entail substantial risks of liability claims or product recalls.

RELIANCE ON CUSTOMER/DISTRIBUTOR. During 1998, we had one major customer that accounted for 10 percent or more of our net revenue. Sun Medical, Inc., a specialty distributor of our products, accounted for $3.4 million, or 20 percent, of our net revenue from product sales for the year ended December 31, 1998. While we believe our relations with Sun Medical are good, the loss of this or any other major customer could have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER UNCERTAINTIES. We discuss other operating, financial or legal risks or uncertainties in this Form 10-K in specific contexts and in the Company's other periodic SEC filings. The Company is, of course, also subject to general economic risks, the risk of interruption in the source of supply, dependence on key personnel and other risks and uncertainties.

CURRENCY FLUCTUATIONS

Substantially all of our international sales are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company's results of operations to date.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to manage the impact of interest rate changes on our investments or debt instruments.

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions. At December 31, 1998, we had $11,612,347 invested in money market funds. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of real estate investment trusts and investment grade corporate preferred securities that are traded on the New York Stock Exchange. The cost of these investments is $764,195 and had a fair value at December 31, 1998 of $566,072. The investments are subject to overall stock market and interest rate risk. A hypothetical 20 percent decrease in the share prices of these investments from the prices at December 31, 1998 would decrease the fair value by $113,214.

The only debt instrument we had at December 31, 1998 was a mortgage note payable on our facility of $3,633,475. The note payable has a fixed rate with a weighted-average interest rate of 8.45 percent. We repaid the note payable on February 1, 1999 when we sold the facility.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors" and "Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in the definitive proxy material of the Company to be filed in connection with its 1999 annual meeting of stockholders, which information is incorporated herein by reference.


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

     3.     Exhibits:  See (c) below.

(b)    Reports on Form 8-K.
       None.

(c)    Exhibits:
        2.1   Asset Purchase Agreement, dated December 29, 1997, by and among
              Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI
              Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and 2.3(b))(8)
        3.1   Articles of Incorporation, as amended(5)
        3.2   Articles of Amendment to the Articles of Incorporation dated June
              12, 1998 changing the name of the Corporation from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc.(11)
        3.3   Bylaws(1)
        4.1   Rights Agreement dated as of August 30, 1996, between Quest
              Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights
              Agent(6)
       10.1   Quest Medical, Inc. 1979 Amended and Restated Employees Stock
              Option Plan(2)
       10.2   Form of 1979 Employees Stock Option Agreement(3)
       10.3   Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
       10.4   Form of Directors Stock Option Agreement(1)
       10.5   Quest Medical, Inc. 1987 Stock Option Plan(5)
       10.6   Form of 1987 Employee Stock Option Agreement(5)
       10.7   Quest Medical, Inc. 1995 Stock Option Plan(5)
       10.8   Form of 1995 Employee Stock Option Agreement(5)
       10.9   Quest Medical, Inc. 1998 Stock Option Plan(12)
       10.10  Employment Agreement dated April 9, 1998 between Christopher G.
              Chavez and Quest Medical, Inc.(10)
       10.11 Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc. (10)
       10.12  Employment Agreement dated April 9, 1998 between F. Robert Merrill
              III and Quest Medical, Inc.(10)
       10.13 Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
       10.14  Promissory Note dated December 28,1993, between Quest Medical,
              Inc. and MetLife Capital Financial Corporation(4)
       10.15  Commercial Deed of Trust, Security Agreement and Assignment of
              Leases and Rents and Fixture Filing dated December
              28,1993, between Quest Medical, Inc. and MetLife Capital Financial
              Corporation(4)
       10.16  Term Promissory Note dated December 28,1993, between Quest
              Medical, Inc. and MetLife Capital Corporation(4) 10.17 Loan and
              Security Agreement dated December 28,1993, between Quest Medical,
              Inc. and MetLife Capital Corporation(4)
       10.18 Supplemental Security Agreement Number One dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Corporation(4)
       10.19  Third Amended and Restated Credit Agreement dated as of March 3,
              1997, between Quest Medical, Inc. and NationsBank of Texas,
              N.A.(7)
       10.20 Promissory Note (Facility A. Note) in the original principal amount of $5,650,000 dated March 3, 1997(7)
       10.21 Promissory Note (Facility B. Note) in the original principal amount of $350,000 dated March 3, 1997(7)
       10.22  First Amended and Restated Security Agreement dated March 3, 1997, between Quest Medical, Inc. and NationsBank of Texas, N.A.(7)
       10.23  First Amended and Restated Security Agreement dated March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of
              Texas, N.A.(7)

       10.24  First Amended and Restated Intellectual Property Security
              Agreement and Assignment dated as of March 3, 1997, between Quest
              Medical, Inc. and NationsBank of Texas N.A.(7)
       10.25  First Amended and Restated Intellectual Property Security
              Agreement and Assignment dated as of March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of Texas,
              N.A.(7)
       10.26  First Amended and Restated License Agreement dated as of March 3,
              1997, between Quest Medical, Inc. and NationsBank of Texas,
              N.A.(7)
       10.27  First Amended and Restated License Agreement dated as of March 3,
              1997, between Advanced Neuromodulation Systems, Inc. and
              NationsBank of Texas, N.A.(7)
       10.28  Guaranty of Advanced Neuromodulation Systems, Inc. in favor of
              NationsBank of Texas, N.A. under the Third Amended and Restated
              Credit Agreement dated as of March 3, 1997(7)
       10.29  Form of License Agreement, dated January 30, 1998, by and between
              Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI
              Acquisition Corp.)(8)
       10.30  Form of Lease Agreement, dated January 30, 1998, by and between
              Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI
              Acquisition Corp.)(8)
       10.31  Form of Option Agreement, dated January 30, 1998, by and between
              Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI
              Acquisition Corp.)(8)
       10.32  Agreement, dated December 31, 1997, by and among Quest Medical,
              Inc., its subsidiaries and affiliates and Thomas C. Thompson.(9)
       10.33  Lease Agreement dated as of February 4, 1999, between Advanced
              Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (13)
       11.1   Computation of Earnings Per Share(13)
       21.1   Subsidiaries(13)
       23.1   Consent of Independent Auditors(13)
       27.1   Financial Data Schedule - December 31, 1998(13)

-------------------------------------
(1)  Filed as an Exhibit to the Company's Registration Statement on Form S-18,
     Registration No. 2-71198-FW, and incorporated herein by reference.
(2)  Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)  Filed as an Exhibit to the Company's Registration Statement on Form S-1,
     Registration No. 2-78186, and incorporated herein by reference.
(4)  Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.
(5)  Filed as an Exhibit to the Company's Registration Statement on Form SB-2,
     Registration No. 33-62991, and incorporated herein by reference.
(6)  Filed as an Exhibit to the report of the Company on Form 8-K dated
     September 3, 1996, and incorporated herein by reference.
(7)  Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1996, and incorporated herein by reference.
(8)  Filed as an Exhibit to the report of the Company on Form 8-K dated
     February 13, 1998, and incorporated herein by reference. Upon request, the
     Company will furnish a copy of any omitted schedule to the Commission.
(9)  Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1997, and incorporated herein by reference.
(10) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(11) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended June 30, 1998, and incorporated herein by reference.
(12) Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated
     April 27, 1998, and incorporated herein by reference.
(13) Filed herewith.

                                   Signatures
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999
                             ADVANCED NEUROMODULATION SYSTEMS, INC.

                             By:  /s/Christopher G. Chavez
                                  ------------------------
                                  Christopher G. Chavez
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                          Title                     Date
         ---------                          -----                     ----
/s/Christopher G. Chavez     Chief Executive Officer, President   March 30, 1999
---------------------------- and, Director of Advanced
Christopher G. Chavez        Neuromodulation Systems, Inc.
                             (Principal Executive Officer)

/s/F. Robert Merrill III     Executive Vice President-Finance,    March 30, 1999
---------------------------- Treasurer and Secretary of
F. Robert Merrill III        Advanced Neuromodulation Systems,
                             Inc. (Principal Financial and
                             Accounting Officer)

/s/Hugh M. Morrison          Chairman of the Board and            March 30, 1999
---------------------------- Director of Advanced
Hugh M. Morrison             Neuromodulation Systems, Inc.

/s/Robert C. Eberhart        Director of Advanced                 March 30, 1999
---------------------------- Neuromodulation Systems, Inc.
Robert C. Eberhart

/s/Joseph E. Laptewicz, Jr.  Director of Advanced                 March 30, 1999
---------------------------- Neuromodulation Systems, Inc.
Joseph E. Laptewicz, Jr.

/s/Richard D. Nikolaev       Director of Advanced                 March 30, 1999
---------------------------- Neuromodulation Systems, Inc.
Richard D. Nikolaev

/s/Michael J. Torma          Director of Advanced                 March 30, 1999
---------------------------- Neuromodulation Systems, Inc.
Michael J. Torma

                                                                      Appendix A
                                                                      ----------





                        Consolidated Financial Statements
                          Independent Auditors' Report

                       Three Years Ended December 31, 1998


                       Forming a Part of the Annual Report

                                    Form 10-K

                                     Item 8


                                       of


             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                                (Name of issuer)



                                 Filed with the

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                      under

                     The Securities and Exchange Act of 1934

             Advanced Neuromodulation Systems, Inc. and Subsidiaries

                                Table of Contents
                                       to
                        Consolidated Financial Statements

                               Form 10-K - Item 8









Independent Auditors' Report



Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 1998 and 1997
Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996
Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998,
     1997, and 1996
Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996
Notes to Consolidated Financial Statements

                         Report of Independent Auditors

The Board of Directors
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14A. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/ERNST & YOUNG LLP
                                                 --------------------
                                                 ERNST & YOUNG LLP


Dallas, Texas
February 26, 1999

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997


Assets                                                                1998          1997
------                                                            -----------   -----------
Current assets:
    Cash and cash equivalents .................................   $11,697,209   $   747,828
    Marketable securities .....................................       566,072     1,455,864

    Receivables:
        Trade accounts, less allowance for doubtful
         accounts of $249,607 in 1998 and $212,375 in 1997 ....     3,135,615     2,398,327
        Interest and other ....................................       124,511       209,595
                                                                  -----------   -----------
         Total receivables ....................................     3,260,126     2,607,922
                                                                  -----------   -----------

    Inventories:
        Raw materials .........................................     1,010,865     1,056,718
        Work-in-process .......................................       415,442       323,929
        Finished goods ........................................     1,216,955     1,597,840
                                                                  -----------   -----------
         Total inventories ....................................     2,643,262     2,978,487
                                                                  -----------   -----------

    Deferred income taxes .....................................       887,609     2,288,192
    Net assets of building and land sold in 1999 and net assets
        of discontinued operations sold in 1998 ...............     6,310,985    12,831,318

    Prepaid expenses and other current assets .................       852,025       476,716
                                                                  -----------   -----------
         Total current assets .................................    26,217,288    23,386,327
                                                                  -----------   -----------

Property, plant and equipment:
    Land ......................................................          --       1,927,900
    Building and improvements .................................          --       5,254,945
    Furniture and fixtures ....................................       882,968       624,753
    Machinery and equipment ...................................     2,066,514       920,879
                                                                  -----------   -----------
                                                                    2,949,482     8,728,477

    Less accumulated depreciation and amortization ............     1,060,890     1,317,362
                                                                  -----------   -----------
         Net property, plant and equipment ....................     1,888,592     7,411,115
                                                                  -----------   -----------

Cost in excess of net assets acquired, net of accumulated
    amortization of $1,734,617 in 1998 and $1,178,014
    in 1997 ...................................................     9,077,047     9,633,650
Patents, net of accumulated amortization
    of $302,281 in 1998 and $148,958 in 1997 ..................     3,054,283     2,851,042
Purchased technology from acquisitions, net of accumulated
    amortization of $1,000,000 in 1998 and
    $733,334 in 1997 ..........................................     3,000,000     3,266,666
Tradenames, net of accumulated amortization of
    $468,750 in 1998 and $343,750 in 1997 .....................     2,031,250     2,156,250
Other assets, net of accumulated amortization of
    $68,993 in 1998 and $0 in 1997 ............................       216,908       277,270
                                                                  -----------   -----------
                                                                  $45,485,368   $48,982,320
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997


Liabilities and Stockholders' Equity                                  1998          1997
------------------------------------                              -----------   -----------
Current liabilities:
    Accounts payable ..........................................   $   904,899   $   240,249
    Short-term notes payable and current maturities of
        long-term notes payable ...............................     3,633,475     8,257,348
    Deferred revenue ..........................................       900,000          --
    Income taxes payable ......................................     2,276,655          --
    Accrued salary and employee benefit costs .................       562,618       381,735
    Other accrued expenses ....................................     1,513,499       379,444
                                                                  -----------   -----------
         Total current liabilities ............................     9,791,146     9,258,776
                                                                  -----------   -----------




Notes payable .................................................           --      3,635,027


Deferred income taxes .........................................     2,390,475     2,182,580


Commitments and contingencies

Stockholders' equity:
    Common stock, $.05 par value
        Authorized 25,000,000 shares in 1998 and 1997;
           issued 8,708,367 shares in 1998 and
           8,635,509 shares in 1997 ...........................       435,418       431,775
    Additional capital ........................................    41,156,582    40,780,717
    Retained earnings (deficit) ...............................      (308,859)   (7,268,061)
    Accumulated other comprehensive income (loss), net of
        tax benefit of $67,363 in 1998 and $19,831 in 1997 ....      (130,760)      (38,494)
    Cost of common shares in treasury; 1,073,751 shares in 1998    (7,848,634)          --
                                                                  -----------   -----------

         Total stockholders' equity ...........................    33,303,747    33,905,937


                                                                  -----------   -----------
                                                                  $45,485,368   $48,982,320
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                            Years Ended December 31

                                                                1998            1997            1996
                                                            ------------    ------------    ------------
Net revenue-product sales ...............................   $ 17,006,407    $ 14,717,721    $ 11,403,144
Net revenue-contract research and development ...........      3,100,000           --              --
                                                            ------------    ------------    ------------
         Total net revenue ..............................     20,106,407      14,717,721      11,403,144
                                                            ------------    ------------    ------------

Operating expenses:
    Cost of product sales ...............................      4,985,887       4,839,261       3,315,255
    General and administrative ..........................      2,633,250       1,760,061       2,083,763
    Research and development ............................      2,801,175         976,900       1,315,953
    Amortization of intangibles .........................      1,170,585       1,085,871         826,418
    Marketing ...........................................      4,682,423       3,969,320       3,346,450
                                                            ------------    ------------    ------------
                                                              16,273,320      12,631,413      10,887,839
                                                            ------------    ------------    ------------
         Earnings from operations .......................      3,833,087       2,086,308         515,305

Other income (expense):
    Gain (loss) on sale of marketable securities ........         (4,381)        (25,659)        136,975
    Interest expense ....................................       (331,468)       (625,321)       (418,246)
    Investment and other income, net ....................        834,772         115,197         200,322
                                                            ------------    ------------    ------------
                                                                 498,923        (535,783)        (80,949)
                                                            ------------    ------------    ------------
         Earnings from continuing operations
             before income taxes ........................      4,332,010       1,550,525         434,356

Income taxes ............................................      1,746,304         733,014         319,842
                                                            ------------    ------------    ------------
         Net earnings from continuing operations ........      2,585,706         817,511         114,514
                                                            ------------    ------------    ------------

Loss from discontinued operations, net of income
    tax benefits of $129,711 in 1998, $15,909 in
    1997 and $236,967 in 1996 ...........................       (211,634)        (93,490)       (526,671)

Gain on sale of assets of discontinued operations, net of
    income tax expense of $2,473,293 ....................      4,585,130            --              --
                                                            ------------    ------------    ------------
         Net earnings (loss) from discontinued operations      4,373,496         (93,490)       (526,671)
                                                            ------------    ------------    ------------
         Net earnings (loss) ............................   $  6,959,202    $    724,021    $   (412,157)
                                                            ============    ============    ============

Basic earnings (loss) per share:
    Continuing operations ...............................   $        .31    $        .10    $        .01
                                                            ============    ============    ============
    Discontinued operations .............................   $        .53    $       (.01)   $       (.06)
                                                            ============    ============    ============
    Net earnings (loss) .................................   $        .84    $        .09    $       (.05)
                                                            ============    ============    ============

Diluted earnings (loss) per share:
    Continuing operations ...............................   $        .30    $        .09    $        .01
                                                            ============    ============    ============
    Discontinued operations .............................   $        .51    $       (.01)   $       (.06)
                                                            ============    ============    ============
    Net earnings (loss) .................................   $        .81    $        .08    $       (.05)
                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                            Years Ended December 31

                                                                             1998            1997            1996
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
  Net earnings from continuing operations ............................   $  2,585,706    $    817,511    $    114,514
  Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
       Depreciation ..................................................        615,388         438,056         312,245
       Amortization ..................................................      1,170,585       1,085,871         826,417
       Deferred income taxes .........................................        103,267         717,104          97,478
       Non-operating loss (gains) included in net earnings ...........          4,381          25,655        (139,030)
       Increase in inventory reserve .................................         52,818         534,619            --
       Changes in assets and liabilities
          Receivables ................................................       (748,442)       (130,283)        658,980
          Inventories ................................................        200,834        (500,835)     (1,385,149)
          Prepaid expenses and other assets ..........................       (383,940)       (302,558)        239,755
          Income taxes payable .......................................      1,605,319            --              --
          Accounts payable ...........................................        649,802        (513,704)         57,849
          Accrued expenses ...........................................        177,904         (62,529)       (615,315)
          Deferred revenue ...........................................        900,000            --              --
                                                                         ------------    ------------    ------------
            Net cash provided by continuing operations ...............      6,933,622       2,108,907         167,744
            Net cash provided by (used in) discontinued operations ...         59,049         391,096        (145,431)
                                                                         ------------    ------------    ------------
            Net cash provided by operating activities ................      6,992,671       2,500,003          22,313
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
  Net proceeds from marketable securities transactions ...............        745,620          24,542       1,480,924
  Additions to property, plant , equipment and patents - continuing
     operations ......................................................     (1,678,842)       (545,193)       (391,832)
  Additions to property, plant and equipment - discontinued operations        (12,060)       (745,729)     (1,580,468)
  Net proceeds from sale of assets of discontinued operations ........     21,754,181            --              --
  Payments related to 1995 acquisition ...............................           --        (4,472,197)       (468,767)
  Other ..............................................................           --              (594)          3,637
                                                                         ------------    ------------    ------------
            Net cash provided by (used in) investing activities ......     20,808,899      (5,739,171)       (956,506)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
  Net increase (decrease) in short-term obligations ..................     (8,081,763)      3,531,763            --
  Payment of long-term notes .........................................       (177,137)     (1,163,349)       (150,647)
  Exercise of stock options ..........................................        817,766         922,386         558,552
  Redemption of rights plan ..........................................           --              --          (103,146)
  Purchase of treasury stock .........................................     (9,411,055)           --              --
                                                                         ------------    ------------    ------------
            Net cash provided by (used in) financing activities ......    (16,852,189)      3,290,800         304,759
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents .................     10,949,381          51,632        (629,434)
Cash and cash equivalents at beginning of year .......................        747,828         696,196       1,325,630
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year .............................   $ 11,697,209    $    747,828    $    696,196
                                                                         ============    ============    ============

Supplemental cash flow information is presented below:

  Income taxes paid ..................................................   $     37,715    $       --      $       --
                                                                         ============    ============    ============

  Interest paid ......................................................   $    370,304    $    994,294    $    668,049
                                                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Three Years Ended December 31, 1998

                                                                     Retained        Other                      Total
                                Common Stock          Additional     Earnings    Comprehensive   Treasury    Stockholders'
                             Shares        Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1995           8,147,349  $    407,367  $ 38,253,670  $ (7,579,925) $   (211,062) $         --   $ 30,870,050
  Net loss                         --            --            --      (412,157)           --            --       (412,157)
  Adjustment to unrealized
    losses on marketable
    securities                     --            --            --            --        80,184            --         80,184
                                                                                                             -------------
  Comprehensive Income                                                                                            (331,973)
                                                                                                             -------------
  Shares issued upon
    exercise of stock
    options                   159,178         7,959       479,207            --            --            --        487,166
  Issuance of 31,983 new
    common shares for
    employee bonuses and
    cancellation of a
    stock option               31,983         1,600        69,786            --            --            --         71,386
  Redemption of rights
    plan dividend                  --            --      (103,146)           --            --            --       (103,146)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1996           8,338,510       416,926    38,699,517    (7,992,082)     (130,878)           --      30,993,483
  Net earnings                     --            --            --       724,021            --            --        724,021
  Adjustment to
    unrealized losses on
    marketable securities          --            --            --            --        92,384            --         92,384
                                                                                                             -------------
  Comprehensive Income                                                                                             816,405
                                                                                                             -------------
  Shares issued upon
    exercise of stock
    options                   296,999        14,849       907,537            --            --            --        922,386
  Tax benefit from
    employee stock option
    exercises                      --            --     1,173,663            --            --            --       1,173,663
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1997           8,635,509       431,775    40,780,717    (7,268,061)      (38,494)           --     33,905,937
  Net earnings                     --            --            --     6,959,202            --            --      6,959,202
  Adjustment to
    unrealized losses on
    marketable securities          --            --            --            --       (92,266)           --        (92,266)
                                                                                                             -------------
  Comprehensive Income                                                                                           6,866,936
                                                                                                             -------------
  Shares issued upon
    exercise of stock
    options                    72,858         3,643       160,554            --            --            --        164,197
  Tax benefit from
    employee stock option
    exercises                      --            --       119,509            --            --            --        119,509
  Compensation expense
    resulting from
    changes to stock
    options                        --            --     1,004,654            --            --            --      1,004,654
  Issuance of 184,874
    shares from treasury
    for stock option
    exercises                      --            --      (908,852)           --            --     1,562,421        653,569
  Purchase of 1,258,625
    treasury shares,
    at cost                        --            --            --            --            --    (9,411,055)    (9,411,055)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1998           8,708,367  $    435,418  $ 41,156,582  $   (308,859) $   (130,760) $ (7,848,634) $  33,303,747
                         ============= ============= ============= ============= ============= ============= =============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

DISCONTINUED OPERATIONS

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 11 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996. Net assets at December 31, 1997 of the CVS Operations have been presented on the Consolidated Balance Sheet as net assets of discontinued operations sold in 1998. During October 1998, Atrion also exercised an option to acquire the Company's land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999. Net assets of the land and facility have been presented on the Consolidated Balance Sheet at December 31, 1998 as net assets of building and land sold in 1999.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales when the goods are shipped to its customers. The Company recognizes revenue from research and development contracts based upon the estimated percentage of completion of the development project.

MARKETABLE SECURITIES

The Company's marketable securities and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported in a separate component of stockholders' equity entitled "Other comprehensive income". The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

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

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

The cost of purchased patents is amortized on a straight-line basis over the estimated useful life (17 years) of such patents. The cost of licensed patents is amortized on a straight-line basis over the estimated useful life (20 years) of such patents. Costs of patents that are the result of internal development are charged to current operations.

The Company assesses the recoverability of all its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1998, the Company does not believe there has been any impairment of its intangible assets.

RESEARCH AND DEVELOPMENT

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

ADVERTISING

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense included in marketing expense from continuing operations was $21,843, $14,746 and $5,615 at December 31, 1998, 1997 and 1996, respectively.

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

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

EARNINGS PER SHARE

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings (loss) per share for 1998, 1997 and 1996 are based upon 8,314,290, 8,428,393 and 8,259,129 shares, respectively. Diluted earnings (loss) per share for 1998, 1997 and 1996 are based upon 8,544,040, 8,858,086 and
8,809,583 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                               1998        1997        1996
                                            ---------   ---------   ---------
Weighted-average shares outstanding
(basic shares) ..........................   8,314,290   8,428,393   8,259,129
Effect of dilutive instruments(1)
         Stock options ..................     214,806     412,996     550,454
         Warrants .......................      14,944      16,697        --
                                            ---------   ---------   ---------
         Dilutive potential common shares     229,750     429,693     550,454
                                            ---------   ---------   ---------
Diluted shares ..........................   8,544,040   8,858,086   8,809,583
                                            =========   =========   =========

(1) See Notes 5 and 7 for a description of these instruments.

For 1998, 1997 and 1996, the incremental shares used for dilutive earnings
(loss) per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 215,981 shares at an average price of $9.02 per share were outstanding in 1998, 148,313 shares at an average price of $10.80 per share were outstanding in 1997, and options to purchase 128,812 shares at an average price of $9.82 per share were outstanding in 1996 but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current-year presentation.

(3)   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" - was adopted by the Company as of January 1, 1998. The new rules require the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available for sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in "Other comprehensive income". Prior period financial statements have been reclassified to conform to the requirements of SFAS No. 130. Total comprehensive income is reported in the Consolidated Statements of Stockholders' Equity.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(4)   MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at December 31, 1998:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  securities      $  557,596   $     --   $  127,763   $ 429,833
Publicly traded limited partnerships            51,875         --       28,440      23,435
Real estate investment trusts                  141,590         --       29,232     112,358
Other                                           13,134         --       12,688         446
                                            ----------  ----------  ----------  ----------
                                            $  764,195  $      --   $  198,123   $ 566,072
                                            ==========  ==========  ==========  ==========

At December 31, 1998, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1998.

The following is a summary of available-for-sale securities at December 31, 1997:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost        Gains      Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  securities      $  557,596  $    1,870  $    4,802  $  554,664
Publicly traded limited partnerships            51,875          --      10,315      41,560
Real estate investment trusts                  241,590         312      12,465     229,437
Other                                          663,128          --      32,925     630 203
                                            ----------  ----------  ----------  ----------
                                            $1,514,189  $    2,182  $   60,507  $1,455,864
                                            ==========  ==========  ==========  ==========

At December 31, 1997, no individual security represented more than 25 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1997.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(5)   NOTES PAYABLE

Notes payable for the years ended December 31 consisted of the following:


                                         1998          1997
                                     -----------   -----------
Notes payable to banks ...........   $      --     $ 5,000,000
Note payable to shareholder ......          --       2,000,000
Acquisition notes ................          --       1,000,000
Mortgage notes ...................     3,633,475     3,810,612
Other ............................          --          81,763
                                     -----------   -----------
                                       3,633,475    11,892,375

Less current maturities ..........     3,633,475     8,257,348
                                     -----------   -----------
Long-term portion of notes payable   $      --     $ 3,635,027
                                     ===========   ===========

In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,825,332 at December 31, 1998, bears interest at 8.59 percent and has a twenty-five year amortization. The loan is collateralized by the Allen facility and land. On February 1, 1999, the Company repaid the note in connection with the sale of the land and facility to Atrion Corporation (see Note 11 - "Sale of CVS Operations/Discontinued Operations"). The second note, in the amount of $808,143 at December 31, 1998, is related to equipment and furnishings and bears interest at 7.94 percent. The note is collateralized by the equipment and furnishings. On February 1, 1999, the Company repaid the note in connection with the sale of the facility to Atrion Corporation. Both notes have been reclassified to short-term notes payable at December 31, 1998.

At December 31, 1997, the Company's notes payable to banks were under a $5,650,000 working capital line of credit and a $350,000 term loan facility (the "Facilities"). Borrowings under the Facilities bore interest at prime plus 100 basis points, or at the Company's option, LIBOR plus 225 or 275 basis points. The Facilities were collateralized by all of the Company's assets with the exception of the real property, building and equipment that collateralize the mortgage notes described above. At December 31, 1997, the Company had advances in the amount of $4,650,000 outstanding under the working capital line with a weighted average interest rate of 7.50 percent and advances in the amount of $350,000 under the term loan facility with a weighted average interest rate of
8.25 percent. On January 30, 1998, the Company repaid all notes payable under the Facilities with proceeds from the sale of the assets of its CVS Operations (see Note 11 - "Sale of CVS Operations/Discontinued Operations") and the Facilities expired.

In February 1997, the Company borrowed $2,000,000 from a nonaffiliate shareholder pursuant to a promissory note that bore interest at the rate of 6 percent per annum. The Company issued the shareholder a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $6.50 per share, the closing sales price on the date the indebtedness was incurred. Under the warrant agreement, the shareholder has the right to one demand registration in addition to piggyback registration rights. During November 1997, upon demand of the shareholder, the Company filed a registration statement on Form S-3. At February 26, 1999, the warrant remained unexercised. The Company repaid the note on January 30, 1998 with proceeds from the sale of the assets of its CVS Operations (see Note 11 - "Sale of CVS Operations/Discontinued Operations").

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In February 1997, the Company issued the former owner of the neurostimulation business a promissory note in the amount of $1.0 million that bore interest at the rate of 10 percent per annum. The Company repaid the note on January 30, 1998, with proceeds from the sale of the assets of its CVS Operations (see Note 11 - "Sale of CVS Operations/Discontinued Operations").

(6)   FEDERAL INCOME TAXES

The significant components of the net deferred tax liability at December 31, were as follows:

Deferred tax assets:                                     1998           1997
                                                      -----------    -----------
   Tax credit and net operating loss carry forwards   $      --      $ 2,488,573
   Deferred revenue ...............................       306,000           --
   Accrued expenses and reserves ..................       572,030        278,387
   Unrealized loss on marketable securities .......        67,362         19,831
   Valuation allowance ............................          --             --
                                                      -----------    -----------
   Total deferred tax asset .......................       945,392      2,786,791

Deferred tax liabilities:

   Purchased intangible assets ....................    (1,710,625)    (1,843,792)
   Excess of tax over book depreciation ...........      (602,383)      (566,296)
   Other ..........................................      (135,250)      (271,091)
                                                      -----------    -----------
   Total deferred tax liability ...................    (2,448,258)    (2,681,179)
                                                      -----------    -----------

   Net deferred tax asset (liability) .............   $(1,502,866)   $   105,612
                                                      ===========    ===========

The provision for income taxes on earnings from continuing operations for the years ended December 31 consists of the following:

                                                1998           1997          1996
                                            -----------    -----------   -----------
                                 Current    $ 2,005,713    $      --     $      --
                                 Deferred      (259,409)       733,014       319,842
                                            -----------    -----------   -----------
                                            $ 1,746,304    $   733,014   $   319,842
                                            ===========    ===========   ===========

A reconciliation of the provision for income taxes on earnings from continuing operations to the expense calculated at the U.S. statutory rate follows:

                                                1998           1997          1996
                                            -----------    -----------   -----------
Income tax expense at statutory rate ....   $ 1,472,883    $   527,179   $   147,681
Tax effect of:
   State taxes ..........................       117,900           --            --
   Nondeductible amortization of goodwill       189,245        185,200       147,999
   Other ................................       (33,724)        20,635        24,162
                                            -----------    -----------   -----------
         Income tax expense .............   $ 1,746,304    $   733,014   $   319,842
                                            ===========    ===========   ===========

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In 1998, the Company utilized net operating loss carry forwards of $4,277,540 and general business credits and alternative minimum tax credits of $1,038,669 to reduce its tax liabilities. At December 31, 1998, no net operating loss carry forwards or general business credits existed.

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

During January 1998, the Company's Board of Directors approved a stock repurchase program of up to 500,000 shares of the Company's common stock and during August 1998 approved the repurchase of up to an additional 1,000,000 shares. During the year ended December 31, 1998, the Company repurchased 1,258,625 shares of its common stock at an aggregate cost of $9,411,055. During the year ended December 31, 1998, the Company issued 184,874 shares from its treasury upon the exercise of stock options. At December 31, 1998, 1,073,751 shares remained in the treasury.

As described in Note 5-"Notes Payable", in 1998 the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $6.50 per share. The warrant is outstanding at December 31, 1998.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, adopted during 1998 (the "1998 Plan") and approved by the shareholders during May 1998, reserved 800,000 shares of common stock for options under the plan; provided, however, that on January 1 of each year (commencing in 1999), the aggregate number of shares of common stock reserved for options under the 1998 Plan shall be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). No additional options were added to the 1998 Plan on January 1, 1999. Several of the plans allow for the grant of incentive stock options to key employees and officers intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986. Under all of the Company's plans, the exercise price of options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted to employees and officers expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options granted to directors and advisory directors expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options, however, have a special two-year vesting schedule.

At December 31, 1998, under all of the Company's stock option plans, 1,068,215 shares have been granted and are outstanding, 1,646,446 shares of common stock have been issued upon exercise, and 409,101 shares were reserved for future grants.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Data with respect to stock option plans of the Company are as follows:

                     -----------------------------   -----------------------------
                          Options Outstanding             Exercisable Options
                     -----------------------------   -----------------------------
                                      Weighted                         Weighted
                                       Average                          Average
                        Shares      Exercise Price     Shares       Exercise Price
                     ------------   --------------   ------------   --------------
January 1, 1996 .....  1,126,561    $      4.33          622,226    $      2.84
Granted .............    323,000    $      8.12
Exercised ...........   (159,178)   $      3.06
Rescinded ...........   (115,195)   $      8.36
                     ------------   --------------   ------------   --------------

January 1, 1997 .....  1,175,188    $      5.16          663,459    $      3.51
Granted .............     66,500    $      6.16
Exercised ...........   (296,999)   $      3.35
Rescinded ...........   (111,417)   $      6.36
                     ------------   --------------   ------------   --------------

January 1, 1998 .....    833,272    $      5.68          568,285    $      4.66
Granted .............  1,352,800    $      6.12
Exercised ...........   (257,732)   $      3.49
Rescinded ...........   (860,125)   $      8.10
                     ------------   --------------   ------------   --------------
December 31, 1998 ...  1,068,215    $      4.82          465,340    $      4.58
                     ------------   --------------   ------------   --------------

                                                           Exercisable Options at
       Options Outstanding at December 31, 1998               December 31, 1998
--------------------------------------------------------   -----------------------
                            Weighted
                             Average        Weighted                  Weighted
   Range of                 Remaining        Average                   Average
Exercise Price    Shares   Life (Years)   Exercise Price   Shares   Exercise Price
--------------  ---------  ------------   --------------  --------  --------------
$ 1.45 - 2.25      24,814      1.05       $        2.10    24,814   $        2.10
$ 2.25 - 3.50      47,793      0.85       $        3.18    47,793   $        3.18
$ 3.50 - 5.25     963,983      8.80       $        4.89   361,108   $        4.70
$ 5.25 - 8.00      21,625      1.75       $        6.00    21,625   $        6.00
$ 8.00 - 12.25     10,000      0.08       $        9.75    10,000   $        9.75
                ---------   -----------   --------------  --------  --------------
                1,068,215      8.04       $        4.82   465,340   $        4.58
                ---------   -----------   --------------  --------  --------------

Exercisable options at December 31, 1998 and 1997 included options for 134,904 and 306,297 shares, respectively, with a weighted average exercise price of $4.53 per share at December 31, 1998 and $4.22 per share at December 31, 1997, which are held by employees who terminated employment with the Company on January 30, 1998 in connection with the sale of the CVS Operations (see Note 11
- "Sale of CVS Operations/Discontinued Operations"). The Company accelerated the vesting of the unvested portion of these terminated employee options as a result of the sale. The Company also extended the normal 90-day exercise period subsequent to termination to January 30, 1999 for these options.

In November 1998, the Board of Directors authorized the repricing of options for certain employees, advisory directors and directors under various of the Plans. Stock options were rescinded for these participants and a new option was granted at the then fair market value of the common stock of $5.00 per share.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 1998, 1997 and 1996 was $2.30, $2.37 and $3.09, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                     1998      1997      1996
                                    ------    ------    ------
Risk-free interest rate .......       4.6%      6.1%      6.0%
Average life of options (years)       3.0       3.0       3.0
Volatility ....................      49.2%     48.0%     48.4%
Dividend Yield ................        --        --        --

Had the compensation expense been recorded based on these hypothetical values, pro forma net earnings (loss) for 1998, 1997 and 1996 would have been $6,457,825, $519,731 and $(541,855), respectively, and pro forma diluted net earnings (loss) per common share for 1998, 1997 and 1996 would have been $.76, $.06 and $(.06), respectively. Because option grants prior to 1995 are not considered in the pro forma amounts, as permitted by SFAS No. 123, the pro forma effects on net earnings (loss) are not likely to be representative of the effects on reported amounts in future years.

(8)   COMMITMENTS AND CONTINGENCIES

The Company has no material commitments under non-cancelable operating leases. Total rent expense under operating leases included in continuing operations for the years ended December 31, 1998, 1997 and 1996 was $8,782, $8,617 and $32,493,
respectively.

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

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Net sales of implantable neurostimulation systems to a major customer for each of the three years ended December 31, as a percentage of net revenue from product sales from continuing operations, were as follows: 1998 - 20 percent, 1997 - 25 percent and 1996 - 22 percent. Foreign sales, primarily Europe and Australia, for the years ended December 31, 1998, 1997 and 1996 were approximately 10 percent, 8 percent and 15 percent of net revenue from product sales from continuing operations, respectively.

(10)  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15 percent of their compensation and requires the Company to make matching contributions equal to 50 percent of the participants' contributions to a maximum of 6 percent of the participants' compensation. The Board of Directors may change the percentage of matching contribution at their discretion. The expense of the Company's contribution for continuing operations was $119,543 in 1998, $72,635 in 1997 and $81,885 in 1996.

(11)  SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its Myocardial Protection System product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The remaining proceeds are being used for working capital for the expanding ANS business and stock repurchases as deemed appropriate by the Board of Directors. The Company reported a net gain (after income tax expense) from the sale of $4.6 million. This gain is net of a pre-tax expense of $969,204 recorded in connection with the sale of the corporate facility to Atrion. As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the Company built the facility in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for abated taxes to be repaid to the City of Allen if the Company defaulted under the agreement. The Company believes it incurred such a liability due to the sale of the facility. If the Company, however, is successful in petitioning the City of Allen to approve the assignment of the agreement to Atrion and if Atrion meets the minimum requirements under the agreement until 2003, then there may be no payment required. The gain is also net of a pre-tax compensation expense of $1,004,654 recorded as a result of changes made to the options held by employees of the CVS Operations (see Note 7
- "Stockholders' Equity"). The Company also reported a net loss for the CVS Operations of approximately $211,634 in January 1998 prior to the sale.

On February 1, 1999, the sale of the facility to Atrion was consummated. The Company repaid the mortgage debt on the facility at the closing of the transaction (see Note 5 - "Notes Payable"). After repayment of the mortgage debt and expenses related to the transaction, the Company received $2.7 million of net proceeds. No material gain or loss is expected on the sale of the facility except related to the tax abatement liability described above. The Company intends to move its operations to a 40,000 square foot leased facility in the North Dallas area during May 1999. Until such time, the Company is leasing space from Atrion at a monthly expense of $48,175 and is paying Atrion fifty percent of certain operating expenses. The Company expects the expense of moving and transitioning into the new leased facility to be immaterial.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the years ended December 31, 1998, 1997 and 1996 for the CVS Operations were as follows (the 1998 period includes results for one month until the sale on January 30, 1998):

                                       1998            1997            1996
                                  ------------    ------------    ------------
Revenue .......................   $  1,111,992    $ 14,306,127    $ 14,670,664
Gross profit ..................        206,481       6,500,654       6,980,659
Earnings (loss) from operations       (307,120)        333,200        (415,115)
Interest expense ..............        (34,225)       (442,599)       (348,523)
                                  ------------    ------------    -------------
Loss before income tax benefit        (341,345)       (109,399)       (763,638)
Income tax benefit ............       (129,711)        (15,909)       (236,967)
                                  ------------    ------------    -------------
Net loss ......................   $   (211,634)   $    (93,490)   $   (526,671)
                                  ============    ============    =============

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

Assets and liabilities of discontinued CVS Operations for the years ended December 31, 1998 and 1997 were as follows:

                                                                     1998          1997
                                                                 -----------   -----------
Current assets:
     Accounts receivable .....................................   $      --     $ 2,481,278
     Inventories .............................................          --       5,208,676
     Prepaid expenses ........................................          --         131,735
                                                                 -----------   -----------
                                                                        --       7,821,689
                                                                 -----------   -----------
Noncurrent assets:
     Net property, plant and equipment .......................     6,310,985     3,633,855
     Net intangible assets consisting of patents, purchased
         technology and costs in excess of net assets acquired          --       2,043,107
Other assets .................................................          --           8,631
                                                                 -----------   -----------
                                                                   6,310,985     5,685,593
                                                                 -----------   -----------
Total assets .................................................     6,310,985    13,507,282
                                                                 -----------   -----------
     Current liabilities:
         Accounts payable ....................................          --         410,483
         Accrued liabilities .................................          --         265,481
                                                                 -----------   -----------
                                                                        --         675,964
                                                                 -----------   -----------
Net assets of CVS Operations .................................   $ 6,310,985   $12,831,318
                                                                 ===========   ===========

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(12)     PRODUCT DEVELOPMENT AGREEMENT

In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company will develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that is being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. The agreement also called for ANS to receive four additional payments of $2 million each, and would be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years. In order for Sofamor Danek to market the DBS products in the United States, FDA clearance will be necessary, which will require clinical trials. Sofamor Danek accepted the responsibility and expense for seeking regulatory approvals. Sofamor Danek also agreed to purchase the DBS products exclusively from ANS and agreed to pay ANS a royalty on Sofamor Danek sales of the DBS products.

In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations, contingent upon the closing of the Sofamor Danek/Medtronic merger. The Company received the $8 million payment from Sofamor Danek on January 28, 1999, the day after the completion of the merger. The $8 million payment will be recognized into revenue during 1999.

                                                                      Appendix B
                                                                      ----------





                 Schedule II - Valuation and Qualifying Accounts




                       Forming a Part of the Annual Report

                                    Form 10-K

                                     Item 14


                                       of


             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                                (Name of issuer)



                                 Filed with the

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                      under

                     The Securities and Exchange Act of 1934

                 Schedule II - Valuation and Qualifying Accounts
             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                                December 31, 1998

                                      Balance at                 Charged to                    Balance
                                      Beginning    Charged to       Other                      at End
Description                           of Period     Expenses      Accounts     Deductions     of Period
                                     -----------   -----------   -----------   -----------   -----------
Year ended December 31, 1998:
  Continuing Operations:
    Allowance for doubtful accounts  $ 212,375     $  25,000     $      --     $ (12,232)(1) $ 249,607(1)
    Reserve for obsolete inventory      56,005        50,709            --        20,115        86,599
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 268,380     $  75,709     $      --     $  7,883      $ 336,206
                                     ===========   ===========   ===========   ===========   ===========

   Discontinued Operations:
    Allowance for doubtful accounts  $  30,610     $  96,238     $      --     $ 126,848     $      --
    Reserve for obsolete inventory     154,347            --            --       154,347            --
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 184,957     $  96,238     $      --     $ 281,195     $      --
                                     ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1997:
  Continuing Operations:
    Allowance for doubtful accounts  $ 160,000     $  64,453     $      --     $  12,078     $ 212,375
    Reserve for obsolete inventory          --       534,619            --       478,614        56,005
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 160,000     $ 599,072     $      --     $ 490,692     $ 268,380
                                     ===========   ===========   ===========   ===========   ===========

   Discontinued Operations:
    Allowance for doubtful accounts  $  14,337     $  54,098     $      --     $  37,825     $  30,610
    Reserve for obsolete inventory     230,472       151,168            --       227,293       154,347
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 244,809     $ 205,266     $      --     $ 265,118     $ 184,957
                                     ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1996:
  Continuing Operations:
    Allowance for doubtful accounts  $ 100,000     $  60,000     $      --     $      --     $ 160,000
    Reserve for obsolete inventory          --            --            --            --            --
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 100,000     $  60,000     $      --     $      --     $ 160,000
                                     ===========   ===========   ===========   ===========   ===========

   Discontinued Operations:
    Allowance for doubtful accounts  $  14,337     $      --     $      --     $      --     $  14,337
    Reserve for obsolete inventory     238,679        12,100            --        20,307       230,472
                                     -----------   -----------   -----------   -----------   -----------
                   Total .........   $ 253,016     $  12,100     $      --     $  20,307     $ 244,809
                                     ===========   ===========   ===========   ===========   ===========

(1) Includes $96,238 transferred from discontinued operations for accounts remaining with the Company.

                                                                      Appendix C
                                                                      ----------





                            Quarterly Financial Data
                                   (unaudited)




                       Forming a Part of the Annual Report

                                    Form 10-K

                                     Item 8


                                       of


             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                                (Name of issuer)



                                 Filed with the

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                      under

                     The Securities and Exchange Act of 1934


1998                                                       1st Qtr.            2nd Qtr.           3rd Qtr.           4th Qtr.
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Net revenue- product sales                             $     4,423,455    $      4,730,672    $     3,706,402    $     4,145,878
Total net revenue                                            4,423,455           5,330,672          5,006,402          5,345,878
Gross profit- product sales                                  3,165,823           3,493,103          2,657,313          2,704,281
Earnings from operations                                       771,403           1,356,560            865,004            840,120
Earnings from continuing operations before income
  taxes                                                        847,373           1,520,187          1,032,775            931,675
Net earnings from continuing operations                        501,644             921,188            613,637            549,237
Net earnings (loss) from discontinued operations
                                                             4,988,941                  --                 --          (615,445)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Net earnings (loss)                                    $     5,490,585    $        921,188    $        613,637   $      (66,208)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

Basic earnings (loss) per share:
  Continuing operations                                $          0.06    $           0.11    $          0.07    $         0.07
  Discontinued operations                              $          0.58    $             --    $            --    $        (0.08)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
  Net earnings (loss)                                  $          0.64    $           0.11    $          0.07   $         (0.01)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

Diluted earnings (loss) per share:
  Continuing operations                                $          0.06    $           0.10    $          0.07    $         0.07
  Discontinued operations                              $          0.56    $             --    $            --    $        (0.08)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
  Net earnings (loss)                                  $          0.62    $           0.10    $          0.07    $        (0.01)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

1997                                                         1st Qtr.            2nd Qtr.           3rd Qtr.           4th Qtr.
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Net revenue                                            $     3,135,581    $      3,465,753    $     4,220,002    $     3,896,385
Gross profit                                                 2,218,003           1,805,158          3,065,411          2,789,888
Earnings (loss) from operations                                361,973            (149,343)         1,125,084            748,594
Earnings (loss) from continuing operations before
  income taxes                                                 202,041            (269,154)         1,007,426            610,212
Net earnings (loss) from continuing operations                 137,891            (222,013)           649,100            252,533
Net earnings (loss) from discontinued operations               (43,525)            187,265           (199,738)           (37,492)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
Net earnings (loss)                                    $        94,366    $        (34,748)   $       449,362    $       215,041
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

Basic earnings (loss) per share:
  Continuing operations                                $          0.02    $          (0.03)   $          0.08    $         0.03
  Discontinued operations                                        (0.01)               0.03              (0.03)               --
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
  Net earnings                                         $          0.01    $             --    $          0.05    $         0.03
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

  Diluted earnings (loss) per share:
  Continuing operations                                $          0.02    $          (0.03)   $          0.07    $         0.03
  Discontinued operations                                        (0.01)               0.03              (0.02)            (0.01)
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------
  Net earnings                                         $          0.01    $             --    $          0.05    $         0.02
------------------------------------------------------ ------------------ ------------------- ------------------ ------------------

                                INDEX TO EXHIBITS

      Exhibit
      Number              Description
      ------              -----------

      2.4      Asset Purchase Agreement, dated December 29, 1997, by and among
               Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI
               Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and 2.3.(b))(8)
      3.1      Articles of Incorporation, as amended(5)
      3.2      Articles of Amendment to the Articles of Incorporation dated June
               12, 1998 changing the name of the Corporation from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc.(11)
      3.3      Bylaws(1)
      4.1      Rights Agreement dated as of August 30, 1996, between Quest
               Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights
               Agent(6)
      10.1     Quest Medical, Inc. 1979 Amended and Restated Employees Stock
               Option Plan(2)
      10.2     Form of 1979 Employees Stock Option Agreement(3)
      10.3     Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
      10.4     Form of Directors Stock Option Agreement(1)
      10.5     Quest Medical, Inc. 1987 Stock Option Plan(5)
      10.6     Form of 1987 Employee Stock Option Agreement(5)
      10.7     Quest Medical, Inc. 1995 Stock Option Plan(5)
      10.8     Form of 1995 Employee Stock Option Agreement(5)
      10.9     Quest Medical, Inc. 1998 Stock Option Plan(12)
      10.10    Employment Agreement dated April 9, 1998 between Christopher G.
               Chavez and Quest Medical, Inc.(10) 10.11 Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical,
               Inc.(10) 10.12 Employment Agreement dated April 9, 1998 between
               F. Robert Merrill III and Quest Medical, Inc.(10) 10.13 Form of
               Employment Agreement and Covenant Not to Compete, between the
               Company and key employees(1) 10.14 Promissory Note dated December
               28,1993, between Quest Medical, Inc. and MetLife Capital
               Financial Corporation(4)
      10.15    Commercial Deed of Trust, Security Agreement and Assignment of
               Leases and Rents and Fixture Filing dated December 28,1993, between Quest Medical, Inc. and MetLife Capital Financial
               Corporation(4)
      10.16    Term Promissory Note dated December 28,1993, between Quest
               Medical, Inc. and MetLife Capital Corporation(4)
      10.17    Loan and Security Agreement dated December 28,1993, between Quest
               Medical, Inc. and MetLife Capital Corporation(4)
      10.18    Supplemental Security Agreement Number One dated December 28,
               1993, between Quest Medical, Inc. and MetLife Capital
               Corporation(4)
      10.19    Third Amended and Restated Credit Agreement dated as of March 3,
               1997, between Quest Medical, Inc. and NationsBank of Texas,
               N.A.(7) 10.20 Promissory Note (Facility A. Note) in the original principal amount of $5,650,000 dated March 3, 1997(7) 10.21
               Promissory Note (Facility B. Note) in the original principal amount of $350,000 dated March 3, 1997(7) 10.22 First Amended and
               Restated Security Agreement dated March 3, 1997, between Quest
               Medical, Inc. and NationsBank of Texas, N.A.(7)
      10.23    First Amended and Restated Security Agreement dated March 3,
               1997, between Advanced Neuromodulation Systems, Inc. and
               NationsBank of Texas, N.A.(7)
      10.24    First Amended and Restated Intellectual Property Security
               Agreement and Assignment dated as of March 3, 1997, between Quest
               Medical, Inc. and NationsBank of Texas N.A.(7)
      10.25    First Amended and Restated Intellectual Property Security
               Agreement and Assignment dated as of March 3, 1997, between Advanced Neuromodulation Systems, Inc. and NationsBank of Texas,
               N.A.(7)
      10.26    First Amended and Restated License Agreement dated as of March 3,
               1997, between Quest Medical, Inc. and NationsBank of Texas,
               N.A.(7)

                                INDEX TO EXHIBITS

      Exhibit
      Number              Description
      ------              -----------

      10.27    First Amended and Restated License Agreement dated as of March 3,
               1997, between Advanced Neuromodulation Systems, Inc. and
               NationsBank of Texas, N.A.(7)
      10.28    Guaranty of Advanced Neuromodulation Systems, Inc. in favor of
               NationsBank of Texas, N.A. under the Third  Amended and Restated
               Credit Agreement dated as of March 3, 1997(7)
      10.29    Form of License Agreement, dated January 30, 1998, by and between
               Quest Medical, Inc. and QMI Medical, Inc.(formerly known as QMI
               Acquisition Corp.)(8)
      10.30    Form of Lease Agreement, dated January 30, 1998, by and between
               Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI
               Acquisition Corp.)(8)
      10.31    Form of Option Agreement, dated January 30, 1998, by and between
               Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI
               Acquisition Corp.)(8)
      10.32    Agreement, dated December 31, 1997, by and among Quest Medical,
               Inc., its subsidiaries and affiliates and Thomas C. Thompson(9)
      10.33    Lease Agreement dated as of February 4, 1999, between Advanced
               Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (13)
      11.1     Computation of Earnings Per Share(13)
      21.1     Subsidiaries(13)
      23.1     Consent of Independent Auditors(13)
      27.1     Financial Data Schedule - December 31, 1998(13)

-------------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2) Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4) Filed as an Exhibit to the report of the Company on Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(6) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(7) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1996, and incorporated herein by reference.
(8) Filed as an Exhibit to the report of the Company on Form 8-K dated February 13, 1998, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(9) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1997, and incorporated herein by reference.
(10) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(11) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended June 30, 1998, and incorporated herein by reference.
(12) Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(13)  Filed herewith.

                                  EXHIBIT 10.33

                                LEASE AGREEMENT
                                ---------------

     This Lease Agreement (this "Lease") is entered into on this the 4th day of February, 1999 by and between LEGACY LINCOLN I, LTD., a Texas limited partnership ("Landlord"), and ADVANCED NEUROMODULATION SYSTEMS, INC., a corporation ("Tenant").

     1.     PREMISES, TERM, AND INITIAL IMPROVEMENTS.

     (a) Subject to and upon the terms, provisions and conditions hereinafter set forth, and each in consideration of the duties, covenants and obligations of the other hereunder, Landlord hereby leases to Tenant, and Tenant hereby leases and takes from Landlord, approximately 40,680 square feet of Net Rentable Area (hereinafter defined) (the "Premises") located in the approximately 64,017 square foot building (the "Building") to be constructed upon the land situated in the City of Plano, Texas (the "Land"). The Building is known as "Building D" of a four (4) building project containing an aggregate of approximately 182,000 square feet of Net Rentable Area located on the Land known as the "Lincoln R&D Legacy Project" (the "Project"). A legal description of the Land is attached hereto as Exhibit "A-1". A preliminary Site Plan depicting the Premises is attached hereto as Exhibit "A". The Premises will be composed of (i) approximately 30,140 square feet of Net Rentable Area of office and light assembly space, (ii) approximately 7,000 square feet of Net Rentable Area of a Class 10,000 "Clean Room", (iii) approximately 3,000 square feet of Net Rentable Area of air-conditioned warehouse space, and (iv) approximately 540 square feet of Net Rentable Area of "operating room" for physicians' training. Landlord anticipates that it may be necessary for Landlord to make certain modifications to the Site Plan with the consent of Tenant (such consent not be unreasonably withheld or delayed); accordingly, if and when such Site Plan is revised by Landlord after Tenant has consented thereto, such revised Site Plan shall be initialed by Landlord and Tenant and substituted in place of the then current Site Plan attached to this Lease. The term "Net Rentable Area" refers to the area occupied by office and/or warehouse space, as calculated using the methodology set forth in Standard Method for Measuring Floor Area in Office Buildings as published by the Building Owners and Managers Association International (approved June 7, 1996 by American National Standards Institute, Inc.; ANSI/BOMA Z65.1-1996) (the "BOMA Method"), except that the boundaries shall be measured from the exterior surface of the exterior walls and windows of the Building, and the center line of any demising walls separating the Premises from space to be occupied by another tenant. Tenant shall have the right to calculate the Net Rentable Area within the Premises upon the parties' final agreement to the Drawings (hereinafter defined) and upon such calculation, the parties shall promptly execute an amendment to this Lease confirming the actual Net Rentable Area in the Premises calculated pursuant to the BOMA Method, as modified above, the monthly Base Rent and Tenant's Proportionate Share.

     (b) The term of this Lease (the "Term") shall be sixty-three (63) months, beginning on the date (the "Commencement Date") which is thirty (30) days after the date on which Substantial Completion (hereinafter defined) of the Improvements (hereinafter defined) has occurred in accordance with Exhibit "B" attached hereto and made a part hereof, and ending on the last day of the 63rd full month following the Commencement Date. Although the Term may not commence until after the date hereof, from and after the date hereof this Lease shall be deemed to be a contract between Landlord and Tenant and the provisions hereof shall be effective for all purposes. Notwithstanding anything to the contrary contained above, Tenant acknowledges that the Building has not yet been constructed by Landlord. It is contemplated by Landlord and Tenant that the Commencement Date shall occur on or before May 1, 1999. In the event the Commencement Date does not occur on or before May 1, 1999 (which date shall be extended by the number of days of delay (i) attributable to Events of Force Majeure, and (ii) attributable to Tenant Delays, including any delays in the parties' agreement to the final Drawings beyond February 1, 1999 due to Tenant

Delays, and which May 1, 1999 date as so extended is referred to herein as the "Deadline Date") (such period between the Deadline Date and the date on which Substantial Completion of the Improvements has occurred is herein called the "Holdover Period"), then Landlord shall pay to Tenant, as liquidated damages, an amount equal to the product of the number of days in the Holdover Period times $500.00. For purposes of this Lease, the term "Events of Force Majeure" shall mean any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions, or any other causes of any kind whatsoever which are beyond the control of Landlord. In the event the Commencement Date has not occurred by July 1, 1999 for reasons other than Events of Force Majeure or Tenant Delays, then Tenant shall have the right, at Tenant's option, to terminate this Lease by delivering written notice thereof to Landlord on or before August 1, 1999, this Lease shall terminate and no longer be of any force or effect. Notwithstanding anything to the contrary contained above, in the event that substantial completion of the Improvements occurs prior to May 1, 1999, Landlord shall make the Premises available for occupancy at such time, and Tenant shall have the right to occupy the Premises prior to May 1, 1999, subject to the terms and provisions of this Lease, except that Tenant shall have no obligations to pay Base Rent or any other amount for the period of any such early occupancy prior to May 1, 1999. Rental and Tenant's other obligations under this Lease shall not commence until said Commencement Date and the Term shall commence and the expiration date shall be extended so as to give effect to the full stated Term. Landlord and Tenant shall enter into a written agreement confirming the date on which the Commencement Date in fact occurs in accordance with the terms of this Lease.

     (c) Landlord shall construct the Building and the Premises in a good and workmanlike manner in substantial accordance with the plans and specifications referenced on Exhibit "B", and, by occupying the Premises, Tenant shall be deemed to have accepted the Premises in their condition, subject only to latent defects and the completion of any punch-list items. Neither Landlord nor Landlord's agents have made any express or implied representations or promises with respect to the Building or the Premises or the repair or alteration thereof, except as expressly set forth in this Lease, and no rights or easements or licenses are acquired by Tenant by implication or otherwise, except as expressly set forth herein. Nothing contained in this paragraph (c) shall be construed to limit or otherwise affect Landlord's obligations otherwise set forth in this Lease.

     2.     BASE RENT. SECURITY DEPOSIT AND ADDITIONAL RENT.

     (a) Tenant shall pay to Landlord monthly "Base Rent", in advance, without demand, deduction or set off except as hereinbelow expressly provided, equal to the total sum of $2,898,450.00, payable in the following installments for the following periods of time:

                                                   Rate Per Square foot of Net
    Months in Term         Monthly Base Rent         Rentable Area Per Year
---------------------   -----------------------   ------------------------------
         1-3                       $0.00                       $0.00
         4-63                 $48,307.50                      $14.25

Notwithstanding the foregoing, the $2,898,450.00 and the monthly Base Rent amounts set forth above shall be subject to Tenant's right to measure the square feet of Net Rentable Area in the Premises in accordance with Section 1(a) above, and upon Tenant's calculation of said area, Landlord and Tenant shall enter into an amendment confirming the actual monthly Base Rent, annual Base Rent and total

Base Rent payable during the Term of this Lease. In the event the cost of construction of the Tenant's Work depicted on the Drawings is less than the Cash Allowance, as defined in Exhibit "B" (the difference between the amount of the Cash Allowance and the total cost of construction of the Tenant's Work herein called the "Savings"), then the "Rate Per Square Foot of Net Rentable Area Per Year" set forth hereinabove upon which the Base Rent is derived shall be reduced by ten cents (10(cent)) for every one dollar ($1.00) of Savings per square foot of Net Rentable Area in the Premises. Each monthly installment of Base Rent payable hereunder shall be due on the first (1st) day of each calendar month following the Commencement Date, beginning on the first (1st) day of the fourth
(4th) calendar month of the Term. If the Term begins on a day other than the first day of a month or ends on a day other than the last day of a month, then Base Rent and additional rent for such partial month shall be prorated.

     (b)    [INTENTIONALLY OMITTED - SECURITY DEPOSIT]

     (c) For calendar year 2000, and each subsequent calendar year thereafter during the Term and any renewals and extensions thereof, Tenant shall pay, as additional rent, Tenant's Proportionate Share (hereinafter defined) of all reasonable costs incurred by Landlord in owning, operating, maintaining, repairing and replacing the Land, the Building, the Project and the facilities and services provided for the common use of Tenant and any other tenants of the Project (collectively, "Operating Expenses") in excess of the Operating Expenses for calendar year 1999 ("Base Year") said Operating Expenses for the Base Year being grossed up to 100% occupancy as provided in Section 2(d) below ("Operating Expenses Excess"). Operating Expenses shall include the following items: (1) Taxes (defined below) and the cost of any tax consultant employed to assist Landlord in determining the fair tax valuation of the Project; (2) the cost of all utilities used in the Project which are not billed separately to a tenant of the Project for above building standard utility consumption and which are not sub-metered to the Premises and paid for directly by Tenant; (3) insurance premiums; (4) the cost of repairs, replacement, management fees (not to exceed an annual amount equal to 4% of the annual gross revenues derived from the Project) and expenses, landscape maintenance and replacement, janitorial services to the extent set forth on Exhibit "G" attached hereto and made a part hereof for all purposes, security service (if provided), sewer service (if provided), trash service (if provided); (5) the cost of dues, assessments, and other charges applicable to the Land payable to any property or community owner association under restrictive covenants or deed restrictions to which the Premises are subject; and (6) alterations, additions, and improvements made by Landlord to comply with any change in any applicable Laws (defined in Section 23(a) below) enacted subsequent to the time of construction of the Building. Throughout the Term on the same day that Base Rent is due, Tenant shall pay to Landlord an amount equal to 1/12 of Landlord's reasonable estimate of Tenant's Proportionate Share of annual Operating Expenses Excess. The initial monthly payments are based upon Landlord's estimate of the Operating Expenses Excess for the calendar year in question, and shall be increased or decreased annually to reflect the actual Operating Expenses reasonably determined by Landlord for that calendar year. If Tenant's total payments in respect of Operating Expenses Excess for any calendar year are less than Tenant's Proportionate Share of actual Operating Expenses Excess for that calendar year, Tenant shall pay the difference to Landlord within ten (10) days after Landlord's request therefor; if such payments are more than Tenant's Proportionate Share of actual Operating Expenses Excess for that calendar year, Landlord shall refund the excess to Tenant within ten (10) days after the determination of actual Operating Expenses for the year in question. Landlord shall, on or before April 1 of each year, provide to Tenant a statement showing the actual Operating Expenses for the immediately preceding calendar year. In calculating Tenant's Proportionate Share of actual Operating Expenses Excess, Tenant shall not be responsible for any controllable Operating Expenses in excess of one hundred eight percent (108%) of such controllable Operating Expenses in the immediately preceding calendar year. For purposes of this provision, controllable Operating Expenses do not include taxes, insurance or utilities. Operating Expenses shall not include the following: (A) any costs for interest, amortization, or other payments on loans to Landlord; (B) expenses incurred in leasing or procuring tenants; (C) legal expenses other than those incurred for the general benefit of the Project's tenants; (D) allowances, concessions, and other costs of renovating or otherwise improving space for occupants of the Project or vacant space in the Project; (E) federal income taxes imposed on or measured by the income of Landlord from the operation of the Project; (F) rents under ground leases; (G) costs incurred in selling, syndicating, financing, mortgaging, or hypothecating any of Landlord's interests in the Project; (H) the cost of any capital improvements (except for the amortization of the cost of (1) capital improvements made by Landlord or equipment purchased by Landlord as a means to accomplish savings in operating, repairing, managing or maintaining the Project, and (2) capital improvements made by Landlord to comply with any change in any applicable Laws enacted subsequent to the time of construction of the Project); (I) the cost of electric and gas service sub-metered to the Premises and paid for directly by Tenant; (J) costs of alterations, maintenance, or repair attributable solely to specific tenants or occupants of the Project; (K) any inheritance, estate, gift, franchise, corporation, income, net profits, or similar tax which may be, or is, assessed against or imposed upon Landlord and/or the Project; (L) depreciation of the Project and Landlord's personal property; (M) fees for professional services including legal, architectural, engineering, accounting, appraisal that are not directly related to the management, operation, repair and maintenance of the Premises, or are related to the purchase or leasing of the Project; (N) any payments for air rights, licenses and easements benefiting the Project; (O) costs incurred by Landlord to the extent that Landlord is entitled to receive reimbursement for such costs from any source (including, but not limited to, insurance, tenants of the Project, and warranties and guaranties provided to Landlord in connection with the initial construction of the Project); (P) costs (including permits, licenses, and inspection costs) incurred with respect to the installation of tenant improvements for tenants in the Project or incurred in renovating, decorating, painting or redecorating vacant space for tenants or other occupants of the Project, including common areas of the Project; (Q) costs and expenses incurred in connection with leasing space in the Project to tenants (including Tenant), including, without limitation, marketing costs, leasing commissions and the costs of any inducements provided to Tenants, including, but not limited to, tenant finish allowances, costs incurred for materials and labor in connection with the installation of multi-tenant floor corridor configurations, security systems, rent allowances, lease takeover costs, payment of moving costs and other similar costs and expenses; (R) real estate commissions, attorneys' fees, and other costs and expenses incurred in connection with negotiations with purchasers or potential purchasers of the Project; (S) all costs and expenses (including, but not limited to attorneys' fees) incurred in connection with disputes with tenants or other occupants of the Project; (T) expenses in connection with services or other benefits which are not provided to Tenant, but which are provided solely to other tenants or occupants of the Project; (U) costs incurred by Landlord due to the violation by Landlord, or any other tenants of the Project, of the terms and conditions of any lease of space in the Project; (V) landlord's general overhead and general administrative expenses; (W) rentals and other related expenses incurred in leasing air conditioning systems, elevators or other equipment or machinery ordinarily considered of a capital nature, if such machinery or equipment would constitute a capital expenditure if purchased by Landlord; (X) advertising and promotional expenditures, and costs of signs in or on the Project identifying the owner of the Project or any tenant of the Project; (Y) utility for which any occupant of the Project directly contracts with the utility company or which is separately metered, and other costs which any occupant pays directly to any utility company or other vendor; (Z) special assessments; (AA) penalties or fines incurred by Landlord due to a violation by Landlord of any legal requirement, building codes, or any other government rule or requirement; (BB) interest and penalties on taxes; (CC) the cost of rent continuation insurance;
(DD) cost of insurance in excess of that required for Landlord to comply with this lease; (EE) salaries and benefits for employees other than those directly employed at the Project; (FF) salary of Landlord's officers, management supervisors and leasing agents; (GG) expenses related to compliance with environmental laws, and the law (including related regulations) commonly known as the "Americans with Disabilities Act", as may be amended, or any successor law or regulations, (collectively, the "ADA") unless such expenses relate to the interior of Tenant's Premises or arise because of Tenant's use of the Premises or Project pursuant to the terms of this Lease in which event, the expense shall be the responsibility of Tenant; (HH) expenses paid to affiliates of Landlord, or to the Project's manager or its affiliates, to the extent the same exceed expenses that would be incurred in an arm's-length transaction; (JJ) cost of work performed or services rendered to any tenant which work or services are above building-standard; (II) tort claims not fully covered by insurance; (JJ) costs to remedy structural defects (including but not limited to latent defects) in the Project or portion thereof; (KK) repair costs resulting from defects in workmanship, materials, or equipment to the extent Landlord failed to act as a prudent landlord in the selection or supervision of the person that performed the applicable work; and (LL) cost necessitated by or resulting from the negligence of Landlord, its agents, officers, employees or invitees or Landlord's breach of its obligations under the lease.

In no event shall Landlord be entitled to recover more than its actual
Operating Expenses in any year. Landlord agrees that it will use its good faith efforts to reasonably and fairly allocate Operating Expenses to the buildings in the Project. Landlord shall keep books and records in accordance with sound accounting practice or generally accepted accounting principles, consistently applied. Landlord shall use its good faith efforts to keep Operating Expenses to a minimum. There shall be no duplication of costs for reimbursements in calculating Operating Expenses.

     (d) If during any calendar year (including the Base Year) the Project is less than 100% occupied, then, for purposes of calculating Tenant's Proportionate Share of Operating Expenses Excess for that calendar year, the amount of Operating Expenses that fluctuate with Project occupancy shall be "grossed-up" to the amount which, in Landlord's estimation, would have been incurred by Landlord had the Project been 100% occupied for that entire calendar year. Without limiting the generality of the foregoing, it is agreed that the component of Operating Expenses consisting of ad valorem taxes shall be determined for the Base Year as though the Project were fully assessed for ad valorem tax purposes assuming leasehold improvements constructed in the remainder of the Project at building standard levels and the remaining Project leased at market rental rates.

     (e) Landlord, upon written request from Tenant, will provide Tenant with a statement reflecting the Operating Expenses of the Building for any year in which Operating Expenses Excess is due from Tenant under the terms of Section 2(c). In addition, Tenant shall have the right no more than one (1) time for each calendar year during the Term, after reasonable notice to Landlord and at times during normal business hours, to audit the records of Landlord relating to the calculation of Operating Expenses and Tenant's Proportionate Share of Operating Expenses Excess. Landlord will refund any overcharge discovered by such audit. If the audit discloses more than a three percent (3%) overcharge by Landlord, then Landlord shall pay to Tenant the reasonable cost of the audit.

     (f) If any payment of Base Rent or the regularly scheduled monthly payment of the Operating Expenses Excess based on Landlord's estimate thereof is not paid within five (5) days after the date on which any such payment is due, or if any other payment required of Tenant under this Lease is not paid within five (5) days following written notice from Landlord advising Tenant of its failure to make such payment, then except to the extent limited by any applicable Laws, and not in limitation or waiver of any of Landlord's other rights and remedies under this Lease, Landlord may charge Tenant and Tenant shall pay to Landlord a fee equal to $500.00 to reimburse Landlord for its cost and inconvenience incurred as a consequence of Tenant's delinquency.

     (g) All payments and reimbursements required to be made by Tenant under this Lease shall constitute "rent" (herein so called).

     (h) The term "Tenant's Proportionate Share" means the ratio from time to time of the Net Rentable Area of the Premises to the Net Rentable Area of the

Project (which contains 182,290 square feet of Net Rentable Area). Tenant's Proportionate Share has been initially determined to be 22.32%. If the Net Rentable Area of the Premises or Project changes, Tenant's Proportionate Share shall change accordingly. It is agreed that Tenant's Proportionate Share shall be finally determined after Tenant has calculated the Net Rentable Area in the Premises in accordance with the terms hereof.

     3.     TAXES.

     (a) Landlord shall pay all taxes, assessments and governmental charges whether federal, state, county, or municipal and whether they are imposed by taxing or management districts or authorities presently existing or hereafter created but excluding any interest or penalties for late or delinquent payments (collectively, "Taxes") that accrue against the Premises and the Project subject to Tenant's obligation to pay Tenant's Proportionate Share of Operating Expenses Excess pursuant to Section 2(c). If, during the Term, there is levied, assessed or imposed on Landlord a capital levy or other tax directly on the rent or a franchise tax, assessment, levy or charge measured by or based, in whole or in part, upon rent, then all such taxes, assessments, levies or charges, or the part thereof so measured or based, shall be included within the term "Taxes". If the Project is occupied by more than one tenant and the cost of any improvements constructed in the premises occupied by any tenant is disproportionately higher than the cost of improvements constructed in the premises of other tenants of the Project, then Landlord may require that the tenant whose premises contain such disproportionately higher cost improvements pay the amount of Taxes attributable to such improvements in addition to such tenant's proportionate share of Taxes.

     (b) Tenant shall (1) pay when due all taxes levied or assessed against any personal property, fixtures or alterations placed in the Premises and (2) upon the request of Landlord, deliver to Landlord copies of receipts from the applicable taxing authority or other evidence acceptable to Landlord to verify that such taxes have been paid. If any such taxes are levied or assessed against Landlord or Landlord's property and (A) Landlord pays them or (B) the assessed value of Landlord's property is increased thereby and Landlord pays the increased taxes, then Tenant shall pay to Landlord such taxes immediately upon Landlord's request therefor.

     4.     LANDLORD'S MAINTENANCE.

     (a) This Lease is intended by Landlord and Tenant to be a full service lease, net of the utilities described in Section 8; accordingly, Landlord's maintenance obligations include the repair and maintenance of the Premises, the repair, maintenance and replacement (if Landlord, in Landlord's reasonable business judgment, determines replacement is necessary) of the Building's roof and repair, maintenance and replacement (if Landlord, in Landlord's reasonable business judgment, determines replacement is necessary) of the foundation and structural members of the exterior walls and load bearing columns of the Building (collectively, the "Building's Structure"), the repair, maintenance and replacement (if Landlord, in Landlord's reasonable business judgment, determines replacement is necessary) of the mechanical, electrical, plumbing, heating, ventilation, air-conditioning, sprinkler, and life-safety systems and equipment of the Building, and any repair, maintenance or replacement (if Landlord, in Landlord's reasonable business judgment, determines replacement is necessary) of the Premises or any portion thereof to the extent such repair, maintenance or replacement is necessitated due to design, construction or materials defects in the initial construction of the Improvements pursuant to the terms hereof; however, Landlord shall not be responsible (1) for any such work until Tenant delivers to Landlord written notice of the need therefor, or (2) for alterations to the Building's Structure required by any applicable Law (including, without limitation, the Americans with Disabilities Act of 1990) because of Tenant's use of the Premises (which alterations shall be performed by Tenant at Tenant's sole cost and expense), or (3) repairs, maintenance or replacements required because of the negligence of Tenant or any Tenant Party, or resulting from a default by Tenant or any Tenant Party under the terms of this Lease. Landlord hereby represents to Tenant that, to the best of Landlord's actual knowledge, the Building and the Premises will be completed substantially in accordance with all applicable requirements of the Americans with Disabilities Act of 1990, and that Landlord will be responsible for compliance with ADA requirements for all portions of the Building other than the Premises except as otherwise provided hereinabove. The Building's Structure does include skylights, windows, glass or plate glass, doors, special store fronts or office entries, all of which shall be maintained by Landlord. Landlord's liability for any defects, repairs, replacement or maintenance for which Landlord is responsible hereunder shall be limited to the cost of performing such work.

     (b) Landlord shall maintain the parking areas, driveways, alleys and grounds surrounding the Premises in a clean and sanitary condition, including, without limitation, maintenance, repairs and replacements of (i) the exterior of the Building (including painting and landscaping), (ii) sprinkler systems and sewage lines, and (iii) any other items normally associated with the foregoing. Tenant shall repair or replace, as applicable, and pay for any damage caused to such parking areas, driveways, alleys and grounds by a Tenant Party (defined below) or caused by Tenant's default hereunder.

     (c) On or before the Commencement Date, Landlord shall deliver the heating, air conditio0ning, and ventilation equipment and system (the "HVAC System") in good repair and working order. Thereafter Landlord shall maintain the HVAC System in good repair and condition.

     (d) The cost of performing Landlord's maintenance and repair obligations shall be an Operating Expense (except to the limited extent any such cost is specifically excluded from being an Operating Expense pursuant to Section 2.(c) above).

     (e) So long as Tenant is not in default under this Lease, Landlord agrees to furnish the following services: (i) water at points of supply as reflected in the Drawings; (ii) janitorial service to the Premises to the extent set forth on Exhibit "G" attached hereto; and (iii) electric lighting for all public areas and special service areas of the Building in the manner and to the extent deemed by the Landlord to be reasonable and standard including replacement of Building standard light bulbs and tubes. In the event any services to be provided by Landlord hereunder are interrupted for five (5) consecutive business days (or ten [10] business days whether or not consecutive during any twelve [12] month period) because of Landlord's negligence or willfu misconduct, then Tenant shall have the right, in addition to its other rights and remedies, to abate rent from the date such interruption commenced until all services required to be provided by Landlord hereunder are fully restored. In the event of any such interruption of service that Landlord is obligated to provide hereunder, Landlord agrees that it will use its good faith efforts to cause such service to be restored as soon as is reasonably possible. Nothing contained in this Section 4(e) is intended to negate or act as a waiver of any right Tenant may have at law or in equity to claim constructive eviction as a result of Tenant's loss of use of the Premises because of an interruption of the services described in this Section 4(e).

     5.     TENANT'S MAINTENANCE AND REPAIR OBLIGATIONS.

     (a) Tenant shall maintain all parts of the Premises (except for maintenance work for which Landlord is expressly responsible under Section 4 above) in good condition and promptly make all necessary repairs and replacements to the Premises. Tenant shall be responsible for above average and unusual trash and waste disposal from the Premises and will maintain adequate receptacles for such disposal, the design, placement and capacity of such receptacles to be subject to the prior approval of Landlord. Outdoor storage of trash or any other material and receptacles or containers not approved by Landlord (which approval shall not be unreasonably withheld or delayed) is strictly prohibited.

     (b) If Tenant fails to perform any of Tenant's maintenance or repair obligations, and if such failure continues for thirty (30) days after written notice thereof is delivered to Tenant (provided, however, if such failure cannot, through the exercise of reasonable diligence, be cured within 30 days, Tenant shall be entitled to such additional time as is reasonably necessary to cure such failure so long as Tenant commences its curative efforts within such 30 day period and thereafter diligently prosecutes same to completion), the Landlord may perform such obligation, in which event Tenant shall pay to Landlord the reasonable cost incurred by Landlord in performing such obligation within thirty (30) days after Landlord's written request therefor.

     (c) Tenant acknowledges that Landlord is not providing security services of any kind to the Premises or for Tenant's property and that the keys given to Tenant for the Premises may not be secure. At its expense, Tenant shall provide whatever security and/or alarm systems Tenant deems necessary or appropriate for the protection of the Premises and of Tenant's personal property and personnel located therein, including, if Tenant desires to do so, installing new locks for the Premises with new keys. Tenant shall provide to Landlord copies of all keys and access codes to allow Landlord entry to the Premises. In no event shall Landlord be responsible for, and Tenant waives any and all claims arising from, the loss or damage to any of Tenant's personal property situated in and on the Premises, even though Landlord may have provided general area security or guard services, except to the extent such loss or damage results from the negligence or willful misconduct of Landlord or its agents or contractors. Landlord may elect to, but shall have no obligation to, provide general area security or guard services. In the event Landlord elects to provide general area security or guard services, it may discontinue such security or guard services without notice. At its expense, Tenant is also responsible for the maintenance, repair, or replacement of any mechanical, security and fire protection systems which Tenant has installed within the Premises [provided, however, it shall be Landlord's responsibility to repair, maintain and replace the mechanical, security and fire protection systems initially installed as part of the Improvements pursuant to Exhibit "B" pursuant to Section 4(a) hereinabove]. Tenant is expressly advised that if Tenant should place any fixtures, inventory or equipment with, in or on the Premises prior to the time the Premises are completed and delivered to the Tenant, the risk of loss or damage to such inventory, fixtures, or equipment will be greatly increased in view of the fact that, out of necessity, numerous people will be permitted access to the Premises for the purpose of completion of any work. All such risk of loss or damage shall be borne exclusively by the Tenant and not by the Landlord, and the Tenant hereby waives any claim for any such loss or damage against the Landlord, except to the extent such loss or damage results from the negligence or willful misconduct of Landlord or its agents or contractors.

     6. ALTERATIONS. Tenant shall not make any alterations, additions or improvements to the Premises without the prior written consent of Landlord (which consent shall not be unreasonably withheld or delayed with respect to nonstructural alterations or additions). Landlord shall not be required to notify Tenant of whether it consents to any alteration, addition or improvements until it (a) has received plans and specifications therefor which are sufficiently detailed to allow construction of the work depicted thereon to be performed in a good and workmanlike manner, and (b) has had a reasonable opportunity to review them (not to exceed five [5] business days). If the alteration, addition or improvement will affect the Building's Structure, HVAC System, or mechanical, electrical, or plumbing systems, then the plans and specifications therefor must be prepared by a licensed engineer reasonably acceptable to Landlord. Landlord's approval of any plans and specifications shall not be a representation or warranty that the plans or the work depicted thereon will comply with applicable Laws or be adequate for any purpose, but shall merely be Landlord's consent to performance of the work by Tenant. Upon completion of any alteration, addition, or improvement, Tenant shall deliver to

Landlord accurate, reproducible as-built plans therefor. Notwithstanding the foregoing, Tenant may, without Landlord's consent, erect shelves, bins, machinery and trade fixtures, and may make non-structural alterations to the interior of the Premises which individually cost less than $5,000.00 and in the aggregate cost no more than $50,000.00, provided that such items (1) do not alter the basic character of or damage the Premises or the Building; (2) do not overload or damage the same; and (3) may be removed without damage to the Premises. Unless Landlord specifies in writing otherwise, all alterations, additions, and improvements shall be Landlord's property when installed in the Premises; provided, however, the following shall remain Tenant's property: (a) furniture, movable equipment and other personal property that is not attached to the floors, walls, or ceiling of the Premises; and (b) any other fixture, equipment, or other item, regardless of the manner of attachment, that is used primarily in Tenant's trade or business and that can be removed as a separate physical unit without damage to the Building and without interference with other tenants' use and enjoyment of their leased premises. All work performed by a Tenant Party in the Premises (including that relating to the installation, repair, replacement, or removal of any item) shall be performed in accordance with all applicable Laws and with Landlord's reasonable specifications and requirements, in a good and workmanlike, lien-free manner, and so as not to damage or alter the Building's Structure or the Premises. In connection with any such alteration, addition, or improvement, Landlord shall not be entitled to charge a construction management or supervision fee or other fee in connection with such work, provided, however, any fees of third party consultants shall be the responsibility of Tenant. Upon expiration of the Term or termination of Tenant's right to possess the Premises, Landlord may require Tenant to remove alterations installed in the Premises by or at the request of Tenant (excluding the initial Improvements constructed pursuant to Exhibit "B")so long as Landlord advised Tenant, at the time Landlord approved of the alterations in question that such alterations would be required to be removed upon the expiration or termination of this Lease or of Tenant's right to possession of the Premises to repair any damage to the Premises, caused by such removal, and to restore the Premises to the same condition and state of repair as existed prior to the installation of the alterations in question, ordinary wear and tear excepted. If Landlord elects to require Tenant to remove any alterations, it must do so by delivering to Tenant written notice thereof at the time Landlord consented to the alteration. Attached hereto as Exhibit "C" is a list of trade fixtures, equipment, or other items that shall remain the property of Tenant. Subject to Landlord's prior written approval (which approval shall not be unreasonably withheld or delayed and which approval shall in all events be deemed to have been given with respect to any furniture, equipment or other personal property that is not attached to the Premises or other fixture, equipment or other item, regardless of the manner of attachment, that is used primarily in Tenant's trade or business and which can be removed as a separate physical unit without damage to the Building), this list may be updated as alterations and additions are made to the Premises.

     7. SIGNS. Tenant shall not place, install or attach any signage, decorations,advertising media, blinds, draperies, window treatments, bars, or security installations to the Premises or the Building without Landlord's prior written consent. Landlord hereby grants the right to Tenant to install an exterior building sign on the facade of the Building fronting Windcrest Drive, the installation of which sign shall be at Tenant's sole cost (subject to the availability of the cash allowance as hereinafter provided), subject however to obtaining any approvals required by covenants, conditions and restrictions applicable to the Project. Tenant shall repair, paint, and/or replace any portion of the Premises or the Building damaged or altered as a result of its signage when it is removed (including, without limitation, any discoloration of the Building). Tenant shall not (a) make any changes to the exterior of the Premises or the Building, (b) install any exterior lights, decorations, balloons, flags, pennants, banners or paintings; or (c) erect or install any signs, windows or door lettering, decals, window or storefront stickers, placards, decorations or advertising media of any type that is visible from the exterior of the Premises without Landlord's prior written consent (which consent shall not be unreasonably withheld or delayed). Landlord shall not be required to notify Tenant of whether it consents to any sign until it (1) has received detailed, to-scale drawings thereof specifying design, material composition, color scheme, and method of installation, and (2) has had a reasonable opportunity to review them (not to exceed five [5] business days). Landlord hereby agrees to provide Tenant with an allowance of $3,000.00 to be used by Tenant toward the cost for exterior signage at the entrance to the Premises to be in a design and location subject to Landlord's approval (which consent shall not be unreasonably withheld or delayed) and/or the signage to be installed on the Building's facade facing Windcrest Drive subject however to obtaining any approvals required by covenants, conditions and restrictions applicable to the Project. All work in connection with the Building signs of Tenant shall be done by Tenant at its sole cost and expense and all such signs must comply with all applicable laws and governmental requirements. Landlord agrees to cooperate with Tenant in obtaining any consents or approvals required from any governmental authorities or architectural review boards with respect to the signage of Tenant.

     8. UTILITIES. Tenant shall obtain and pay for all gas, electricity and telephone services used at the Premises, together with any taxes, penalties, surcharges, deposits, maintenance charges, and the like pertaining to the Tenant's use of such utilities within the Premises. All such utilities shall be separately metered and Tenant shall pay for the use of any such utility service directly to the utility provider. The utility services described in this Section 8 (but not any other utilities provided to the Premises) shall not be duplicated in Tenant's obligation to pay Tenant's Proportionate Share of Operating Expenses Excess under Section 2.(c) above. Except as provided in Section 4(e) above, Landlord shall not be liable for any interruption or failure of any utility service to the Premises including, but not limited to, utility service described in this Section 8.

     9. INSURANCE. Tenant shall maintain (a) workers' compensation insurance (with a waiver of subrogation endorsement reasonably acceptable to Landlord) and commercial general liability insurance (with contractual liability endorsement), including personal injury and property damage in the amount of $1,000,000 per occurrence combined single limit for personal injuries and death of persons and property damage occurring in or about the Premises, plus umbrella coverage of at least $2,000,000 per occurrence, and (b) fire and extended coverage insurance covering (1) the replacement cost of all alterations, additions, partitions and improvements installed in the Premises by or on behalf of a Tenant Party (including the initial Tenant's Work described on Exhibit "B"), and (2) the replacement cost of all of Tenant's personal property in the Premises. Such policies shall (A) name Landlord, Landlord's agents, and their respective Affiliates (defined below) of whose identity Landlord has given Tenant written notice in accordance with the terms hereof, as additional insureds, (B) be issued by an insurance company licensed to do business in the State of Texas with a Best's Guide Insurance Rating of A-VII, or better, and otherwise reasonably acceptable to Landlord, (C) provide that such insurance may not be canceled unless thirty (30) days' prior written notice is first given to Landlord, (D) be delivered to Landlord by Tenant before the Commencement Date and at least 30 days before each renewal thereof, and (E) provide primary coverage to Landlord when any policy issued to Landlord is similar or duplicate in coverage, in which case Landlord's policy shall be excess over Tenant's policies. The commercial general liability insurance required to be carried by Tenant pursuant to subsection (a) above may be carried by Tenant under blanket or umbrella policies covering other liabilities, properties and locations of Tenant.

Landlord shall procure and maintain throughout the Term, the cost of which shall be included as an Operating Expense, (1) fire and extended coverage insurance covering the Building in an amount not less than the full replacement cost of the Building, and (2) such other insurance as Landlord or Landlord's Mortgagee (hereinafter defined) shall require.

     10.    CASUALTY DAMAGE.

     (a) Tenant immediately shall give written notice to Landlord of any damage to the Premises or the Building. If the Premises or the Building are totally destroyed by an insured peril, or so damaged by an insured peril that, in Landlord's reasonable estimation, rebuilding or repairs cannot be substantially completed within 180 days after the date of Landlord's actual knowledge of such damage, then either Landlord or Tenant may terminate this Lease by delivering to the other written notice thereof within thirty (30) days after such damage, in which case, the rent shall be abated during the unexpired portion of this Lease, effective upon the date such damage occurred. Time is of the essence with respect to the delivery of such notices.

     (b) If this Lease is not terminated under Section 10.(a), then Landlord shall restore the Premises to substantially its previous condition, except that Landlord shall not be required to rebuild, repair or replace any part of the partitions, fixtures, additions and other improvements or personal property required to be covered by Tenant's insurance under Section 9 (unless Tenant makes available to Landlord the insurance proceeds received by Tenant with respect to the Tenant's Work in which event Landlord shall restore the Tenant's Work to their former condition to the extent of the insurance proceeds so made available by Tenant to Landlord). If the Premises are untenantable, in whole or in part, during the period beginning on the date such damage occurred and ending on the date of substantial completion of Landlord's repair or restoration work (the "Repair Period"), then the rent for such period shall be reduced to such extent as may be fair and reasonable under the circumstances.

     (c) If the Premises are destroyed or substantially damaged and any Landlord's Mortgagee requires that insurance proceeds be applied to the indebtedness secured by its Mortgage (defined below) obligations, Landlord may terminate this Lease by delivering written notice of termination to Tenant within thirty (30) days after such destruction or damage or such requirement is made known by any such Landlord's Mortgagee, as applicable, whereupon all rights and obligations hereunder shall cease and terminate, except for any liabilities of Tenant which accrued before this Lease is terminated. Notwithstanding the foregoing provisions of this Section 10(c), Landlord agrees that it will use its best efforts to obtain the approval of any such Landlord's Mortgagee for the use of such insurance proceeds for the purpose of restoration of the Improvements in accordance with the terms of the Mortgage of such Landlord's Mortgagee.

     11.    LIABILITY, INDEMNIFICATION, WAIVER OF SUBROGATION AND NEGLIGENCE.

     (a) Subject to Section 11.(c) below, Tenant shall indemnify, defend, and hold harmless Landlord, its successors, assigns, agents, employees, contractors, partners, directors, officers and affiliates (collectively, the "Landlord Indemnified Parties") from and against all fines, suits, losses, costs, liabilities, claims, demands, actions and judgments of every kind or character
(1) arising from Tenant's failure to perform its covenants hereunder, (2) recovered from or asserted against any of the Landlord Indemnified Parties on account of any loss to the extent that any such loss may be incident to, arise out of, or be caused, wholly or in part, by a Tenant Party or any other person entering upon the Premises under or with a Tenant Party's express or implied invitation or permission, (3) arising from or out of the occupancy or use of the Premises by a Tenant Party or arising from or out of any occurrence in the Premises, howsoever caused, or (4) suffered by, recovered from or asserted against any of the Landlord Indemnified Parties by the employees, agents, contractors, or invitees of Tenant or its subtenants or assignees; provided, however, such indemnification of the Landlord Indemnified Parties by Tenant shall not be applicable to the extent such loss, damage, or injury is caused by the negligence or willful misconduct of Landlord or any of its duly authorized agents or employees or Landlord's breach of its obligations hereunder.

     (b) Subject to Section 11.(c) below, Landlord shall indemnify, defend, and hold harmless Tenant, its successors, assigns, agents, employees, contractors, partners, directors, officers and affiliates (collectively, the "Tenant Indemnified Parties") from and against all fines, suits, losses, costs, liabilities, claims, demands, actions and judgments of every kind or character
(1) arising from Landlord's failure to perform its covenants hereunder, (2) recovered from or asserted against any of the Tenant Indemnified Parties on account of any loss to the extent that any such loss may be incident to, arise out of, or be caused, wholly or in part, by Landlord or any agent, employee, invitee or contractor of Landlord (individually a "Landlord Party") or any other person entering upon the Premises under or with a Landlord Party's express or implied invitation or permission, (3) arising from or out of the use of the Lincoln R&D Legacy Project by a Landlord Party, or arising from or out of any occurrence in the Lincoln R&D Legacy Project caused by a Landlord Party, or (4) suffered by, recovered from or asserted against any of the Tenant Indemnified Parties by the employees, agents, contractors, or invitees of Landlord; provided, however, such indemnification of the Tenant Indemnified Parties by Landlord shall not be applicable to the extent such loss, damage, or injury is caused by the negligence or willful misconduct of Tenant or any of its duly authorized agents or employees or Tenant's breach of its obligations hereunder.

     (c) Landlord and Tenant both waive any claim it might have against the other for any damage to or theft, destruction, loss, or loss of use of any property, to the extent the same is insured against under any insurance policy maintained by it (or that is required to be maintained by it under the terms of this Lease) that covers the Building, the Premises, Landlord's or Tenant's fixtures, personal property, leasehold improvements, or business, or is required to be insured against by the waiving party under the terms hereof, regardless of whether the negligence or fault of the other party caused such loss. Each party shall cause its insurance carrier to endorse all applicable policies waiving the carrier's rights of recovery under subrogation or otherwise against the other party.

     12.    USE.

     (a) The Premises shall be used only for general office purposes and/or for purposes of receiving, storing, shipping and selling products, materials and merchandise made or distributed by Tenant and for such other lawful purposes as may be incidental thereto; however, no retail sales may be made from the Premises. Tenant shall not use, or permit the use of, the Premises to receive, store or handle any product, material or merchandise that is explosive or highly inflammable or hazardous except in accordance with the requirements of all applicable Laws. Outside storage is prohibited. Tenant shall be solely responsible for complying with all Laws applicable to the specific use by Tenant of the Premises and/or the Building (it being agreed that any Laws that are applicable to buildings generally, and not with respect to the Premises and Tenant's use thereof, shall be complied with by Landlord at its own expense and shall not be Tenant's obligations hereunder). Tenant and all Tenant Parties shall comply with all rules and regulations governing the use and occupancy of the Premises which are now or hereafter imposed by Landlord (provided, however, Tenant shall not be required to comply with any such rules and regulations hereinafter imposed by Landlord unless they are reasonable and written notice thereof is provided by Landlord to Tenant). Landlord shall enforce all such rules and regulations in a nondiscriminatory manner. In the event of any conflict or inconsistency between the terms of this Lease and any such rules and regulations, the terms of this Lease shall control. A copy of the rules and regulations now in force are attached as Exhibit "D". Tenant shall not cause or permit any reasonably objectionable or unpleasant odors, smoke, dust, gas, light, noise or vibrations to emanate from the Premises; nor take or permit any other action that would constitute a nuisance or would unreasonably disturb, unreasonably interfere with, or endanger Landlord or any other person; nor cause or permit the Premises to be used for any purpose or in any manner that would
(1) void the insurance thereon, (2) materially increase the insurance risk, or
(3) cause the disallowance of any sprinkler credits. Tenant shall pay to

Landlord within 10 days after demand any increase in the cost of any insurance on the Premises or the Building incurred by Landlord which is caused by Tenant's use of the Premises.

     (b) Tenant and its employees and invitees shall have the non-exclusive right to use, in common with others, a maximum of one hundred forty-four (144) parking spaces (one [1] space for each two hundred fifty [250] square feet of Net Rentable Area in the Premises) associated with the Premises which Landlord has designated for such use, subject to (1) such reasonable written rules and regulations as Landlord may promulgate from time to time (and written notice of which rules and regulations is provided by Landlord to Tenant) and (2) rights of ingress and egress of other tenants and their employees, agents and invitees. Tenant shall have the right to designate five (5) of such parking spaces as "reserved visitor parking spaces" in a location agreed to by Landlord near the main entrance to the Premises. Landlord shall not be responsible for enforcing Tenant's parking rights against third parties.

     13. INSPECTION. Landlord and Landlord's agents and representatives may enter the Premises during business hours to do the following (provided that Landlord shall not unreasonably interfere with Tenant's use and enjoyment of the Premises in connection therewith): inspect the Premises; to make such repairs as may be required or permitted under this Lease; to perform any unperformed obligations of Tenant hereunder; and to show the Premises to prospective purchasers, mortgagees, ground lessors, and (during the last six (6) months of the Term) tenants. During the last six (6) months of the Term, Landlord may erect a sign on the Premises indicating that the Premises are available. At least thirty (30) days before the date on which Tenant is anticipated to vacate the Premises ("Vacation Date"), Tenant and Landlord shall meet for a joint inspection of the Premises. After such inspection, Landlord and Tenant shall prepare a list of items, if any, that Tenant must perform before the Vacation Date and which are consistent with Tenant's obligations under this Lease. If Tenant fails to perform such work before the Vacation Date, then Landlord may perform such work at Tenant's cost. Tenant shall pay all reasonable costs incurred by Landlord in performing such work within ten days after Landlord's request therefor.

     14.    ASSIGNMENT AND SUBLETTING.

     (a) Tenant shall not, without the prior written consent of Landlord, (1) advertise that any portion of the Premises is available for lease or cause or allow any such advertisement, (2) assign, transfer, or encumber this Lease or any estate or interest herein, whether directly or by operation of law, (3) sublet any portion of the Premises, or (4) grant any license, concession, or other right of occupancy of any portion of the Premises, or (5) permit the use of the Premises by any party other than Tenant (any of the events listed in Sections 14.(a)(1) through 14.(a)(5) being a "Transfer"). Landlord will not unreasonably withhold or delay its consent to an assignment of Tenant's interest in the Lease or a sublease of the Premises or to the grant of a license, concession or other right of occupancy if the proposed use of the Premises by the assignee, sublessee, licensee or occupant is reasonably acceptable to Landlord. If Tenant requests Landlord's consent to a Transfer, then Tenant shall provide Landlord with a written description of all terms and conditions of the proposed Transfer, copies of the proposed documentation, and the following information about the proposed transferee: name and address; information about its business and business history; its proposed use of the Premises; banking, financial, and other credit information; and general references sufficient to enable Landlord to determine the proposed transferee's creditworthiness and character. Tenant shall reimburse Landlord for its reasonable attorneys' fees incurred in connection with considering any request for its consent to a Transfer. If Landlord consents to a proposed Transfer, then the proposed transferee shall deliver to Landlord a written agreement whereby it expressly assumes the Tenant's obligations hereunder (however, any transferee of less than all of the space in the Premises shall be liable only for obligations under this

Lease that are properly allocable to the space subject to the Transfer, and only to the extent of the rent it has agreed to pay Tenant therefor) that accrue or are performable from and after the date of the Transfer in question. Landlord's consent to a Transfer or a Permitted Transaction shall not release Tenant from performing its obligations under this Lease, but rather Tenant and its transferee shall be jointly and severally liable therefor. Landlord's consent to any Transfer shall not waive Landlord's rights as to any subsequent Transfers. If an Event of Default occurs while the Premises or any part thereof are subject to a Transfer, then Landlord, in addition to its other remedies, may collect directly from such transferee all rents becoming due to Tenant and apply such rents against Tenant's rent obligations. Tenant authorizes its transferees to make payments of rent directly to Landlord upon receipt of notice from Landlord to do so. Notwithstanding the foregoing, Tenant may, without Landlord's consent,
(i) assign this Lease or sublet the Premises to any affiliate of Tenant, and
(ii) assign this Lease in connection with the sale of substantially all of the assets of Tenant as an entirety. In addition, the merger, consolidation, reorganization or other change in the ownership or control of Tenant shall not constitute an assignment or subletting or require Landlord's consent. The transactions prescribed in the preceding two sentences shall be referred to herein as the "Permitted Transactions".

     (b) Tenant hereby assigns, transfers and conveys fifty percent (50%) of all consideration received by Tenant under any Transfer, which are in excess of the rents payable by Tenant under this Lease to Landlord, and Tenant shall hol such amounts in trust for Landlord and pay them to Landlord within ten (10) days after receipt. Notwithstanding the foregoing, this Section 14(b) shall not apply to any Permitted Transaction.

     15. CONDEMNATION. If any portion of the Premises is taken for any public or quasi-public use by right of eminent domain or private purchase in lieu thereof (a "Taking"), or any portion of the Building or the parking area associated with the Building is taken such that the Taking prevents or materially and adversely interferes with the use of the remainder of the Premises for the purpose for which they were leased to Tenant, either party may terminate this Lease by delivering to the other written notice thereof within thirty (30) days after the Taking, in which case rent shall be abated during the unexpired portion of the Term, effective as of the date of such Taking. Tenant shall not have the right to terminate this Lease if a portion of the parking area associated with the Building is taken provided that Landlord provides Tenant with alternative parking in some other area of the Project or otherwise in close proximity to the Premises, and which complies with all applicable laws and ordinances. If this Lease is not terminated as provided above, the rent payable during the unexpired portion of the Term shall be reduced to such extent as may be fair and reasonable under the circumstances and Landlord shall reconstruct the Building and the Premises to an architecturally and functionally complete unit comparable in condition and utility to that which exists prior to the Taking to the extent reasonably possible. All compensation awarded for any Taking shall be the property of Landlord and Tenant assigns any interest it may have in any such award to Landlord; however, Landlord shall have no interest in any award made to Tenant for loss of business or goodwill or for the taking of Tenant's trade fixtures.

     16.    SURRENDER OF PREMISES, HOLDING OVER.

     (a) No act by Landlord shall be an acceptance of a surrender of the Premises, and no agreement to accept a surrender of the Premises shall be valid unless it is in writing and signed by Landlord. At the end of the Term or the termination of Tenant's right to possess the Premises, Tenant shall (1) deliver to Landlord the Premises with all improvements located thereon in the same condition and state of repair as when received by Tenant (provided that Tenant shall not have any obligation to remove any alterations which it is not otherwise required to remove under Section 6 hereof), reasonable wear and tear (subject however to Tenant's maintenance obligations), (2) deliver to Landlord all keys to the Premises, and (3) remove all signage placed on the Premises, the

Building, or the Land by or at Tenant's request. All fixtures, alterations, additions, and improvements (whether temporary or permanent) shall be Landlord's property and shall remain on the Premises except as provided in Section 6 above. All items so requested to be removed which are not so removed shall, at the option of Landlord, be deemed abandoned by Tenant and may be appropriated, sold, stored, destroyed, or otherwise disposed of by Landlord without notice to Tenant and without any obligation to account for such items and Tenant shall pay for the reasonable costs incurred by Landlord in connection therewith. All work required of Tenant under this Section 16.(a) shall be coordinated with Landlord and be done in a good and workmanlike manner, in accordance with all applicable Laws, and so as not to damage the Building or unreasonably interfere with other tenants' use of their premises. Tenant shall, at its expense, repair all damage caused by any work performed by Tenant under this Section 16.(a). Without limiting the generality of the foregoing, delivery of the Premises in compliance with this Section 16.(a) shall require that Tenant cause the following (which is not an exclusive list) to be true as of the date of surrender:

     (1)    Warehouse floor is broom swept and clean of all trash and materials.

     (2) Warehouse floor is cleaned of excessive oils, fluids and other foreign materials.

     (3) All electrical, plumbing, and other utilities which are terminated are disconnected, capped and/or terminated according to applicable building codes and all other governmental requirements.

     (4) All electrical conduit and wiring installed by Tenant specifically for Tenant's equipment are removed to originating electrical panel if Landlord so requires.

     (5) Overhead interior and exterior doors are operational and in good condition.

     (6)    Any bolts secured to floor are cut off flush and sealed with epoxy.

     (7)    Warehouse fencing or partitions are removed if Landlord so requires.

     (8)    All furniture, trash and debris are removed.

     (9) All pictures, posters, signage, stickers and all similar items are removed from all walls, windows, doors and all other interior and exterior surfaces of the Premises.

     (10)   Carpet areas are vacuumed.

     (11)   All uncarpeted office floors are swept.

     (12) All doors, windows, and miscellaneous hardware are operational if Landlord so requires.

     (13) Ceiling tiles, grid, light lenses, air grills and diffusers are in place with no holes or stains.

     (14)   There are no broken windows or other glass items.

     (15)   Bathroom walls, floors, and fixtures are clean.

     (16)   All plumbing fixtures are intact and operational and do not leak.

     (17)   All downspouts are undamaged and operational.

     (18) Inside walls are reasonably clean and any holes in the walls or roof are properly and permanently patched.

Notwithstanding the foregoing, Tenant shall in all events have the right to remove its modular cleaning room and in connection therewith, Tenant shall at its expense repair any roof penetration associated with such cleaning room. Tenant shall in all events be responsible for repairing any and all damage caused to the Premises and the Building in connection with its vacation of the Premises. Nothing contained herein shall require Tenant to deliver the Premises to Landlord in a condition or state of repair that is better than that in which Tenant receives same from Landlord.

     (b) If Tenant fails to vacate the Premises at the end of the Term, then Tenant shall have the right to holdover for a period of 90 days following the expiration of the Term (with the actual period of holdover to be determined by Tenant), and after said initial 90-day holdover period Tenant shall be a tenant at will and Tenant shall pay, in addition to the other rent due hereunder, a daily Base Rent equal to (i) the Base Rent payable during the last month of the Term for the first ninety (90) days of holding over, and (ii) one hundred fifty percent (150%) of the daily Base Rent payable during the last month of the Term for each day thereafter. Additionally, Tenant shall defend, indemnify, and hold harmless Landlord from any damage, liability and expense (including attorneys' fees and expenses) incurred because of such holding over. No payments of money by Tenant to Landlord after the Term shall reinstate, continue or extend the Term, and no extension of this Term shall be valid unless it is in writing and signed by Landlord and Tenant.

     17. QUIET ENJOYMENT. Provided Tenant has fully performed its obligations under this Lease, Tenant shall peaceably and quietly hold and enjoy the Premises for the Term, without hindrance from any party claiming by, through, or under Landlord.

     18. EVENTS OF DEFAULT. Each of the following events shall constitute an "Event of Default" under this Lease:

     (a) Tenant fails to pay any rent when due, or any payment or reimbursement required under any other provisions of this Lease, and such failure continues for a period of ten (10) days after written notice from Landlord to Tenant [provided, however, Tenant shall be entitled to such notice and opportunity to cure on only two (2) occasions during any twelve (12) month period].

     (b) The filing of a petition by or against Tenant or any guarantor of Tenant's obligations hereunder (1) in any bankruptcy or other insolvency proceeding; (2) seeking any relief under any debtor relief Law; (3) for the appointment of a liquidator, receiver, trustee, custodian, or similar official for all or substantially all of Tenant's property or for Tenant's interest in this Lease; or (4) for reorganization or modification of Tenant's capital structure [however, if any such petition is filed against Tenant, then the filing of such petition shall not constitute an Event of Default, unless it is not dismissed within sixty (60) days after the filing thereof].

     (c) Tenant fails to discharge any lien placed upon the Premises in violation of Section 22 below within thirty (30) days after Tenant's knowledge of any such lien or encumbrance having been filed against the Premises.

     (d) Tenant fails to comply with any term, provision or covenant of this Lease (other than those listed above in this Section 18), and such failure continues for thirty (30) days after written notice thereof to Tenant (provided, however, if such failure cannot through the exercise of reasonable diligence be cured within thirty (30) days, then Tenant shall be entitled to such additional time as is reasonably necessary to cure such failure so long as Tenant commences its curative efforts within such 30 day period and diligently prosecutes same to completion).

     19.    REMEDIES.

     (a) Upon any Event of Default, Landlord may, in addition to all other rights and remedies afforded Landlord hereunder or by Law, take any of the following actions:

            (1) Terminate this Lease by giving, Tenant written notice thereof, in which event, Tenant shall pay to Landlord the sum of (A) all rent accrued hereunder through the date of termination, (B) all amounts due under Section 19.(b) below, and (C) an amount equal to (i) the total rent that Tenant would have been required to pay for the remainder of the Term discounted to a present value at a per annum rate equal to the "Prime Rate" as published on the date this Lease is terminated by The Wall Street Journal, Southwest Edition, in its listing of "Money Rates", minus (ii) the then present fair rental value of the Premises for such period, similarly discounted; or

            (2) Terminate Tenant's right to possess the Premises without terminating this Lease by giving written notice thereof to Tenant, in which event Tenant shall pay to Landlord (A) all rent and other amounts accrued hereunder to the date of termination of possession, (B) all amounts due from time to time under Section 19.(b) below, and (C) all rent and other sums required hereunder to be paid by Tenant during the remainder of the Term, diminished by any net sums thereafter received by Landlord through reletting the Premises during such period; however, Landlord shall not be liable for, nor shall Tenant's obligations hereunder be diminished because of, Landlord's failure to relet the Premises or to collect rent due for a reletting. Tenant shall not be entitled to the excess of any consideration obtained by reletting over the rent due hereunder. Reentry by Landlord in the Premises shall not affect
     Tenant's obligations hereunder for the unexpired Term; rather, Landlord may, from time to time, bring action against Tenant to collect amounts due by Tenant, without the necessity of Landlord's waiting until the expiration of the Term. Unless Landlord delivers written notice to Tenant expressly stating that it has elected to terminate this Lease, all actions taken by Landlord to exclude or dispossess Tenant of the Premises shall be deemed to be taken under this Section 19.(a)(2). If Landlord elects to proceed under this Section 19.(a)(2), it may at any time elect to terminate this Lease under Section 19.(a)(1) above.

Additionally, without notice, except as may be provided by Laws, Landlord may alter locks or other security devices at the Premises to deprive Tenant of access thereto, and Landlord shall not be required to provide a new key or right of access to Tenant; provided, however, that Landlord shall provide Tenant reasonable access to remove its personal property as provided in Section 16 hereof.

     (b) Tenant shall pay to Landlord all costs and expenses incurred by Landlord (including court costs and reasonable attorneys' fees and expenses) in
(1) obtaining possession of the Premises, (2) removing and storing Tenant's or any other occupant's property, (3) repairing, restoring, altering, remodeling, or otherwise putting the Premises into condition acceptable to a new tenant, (4) if Tenant is dispossessed of the Premises and this Lease is not terminated, reletting all or any part of the Premises (including brokerage commissions, cost of tenant finish work, and other costs incidental to such reletting), (5) performing Tenant's obligations which Tenant failed to perform, and (6) enforcing, or advising Landlord of, its rights, remedies, and recourses. Landlord's acceptance of rent following an Event of Default shall not waive Landlord's rights regarding such Event of Default. Landlord's receipt of rent with knowledge of any default by Tenant hereunder shall not be a waiver of such default, and no waiver by Landlord of any provision of this Lease shall be deemed to have been made unless set forth in writing and signed by Landlord. No waiver by either party of any violation or breach of any of the terms contained herein shall waive such party's rights regarding any future violation of such term or violation of any other term. If Landlord repossesses the Premises pursuant to the authority herein granted, then Landlord shall have the right after notice to Tenant and a reasonable opportunity for Tenant to remove the property described on Exhibit "C" to (A) keep in place or (B) remove and store, at Tenant's expense, all of the furniture, fixtures, equipment and other property deemed abandoned by Tenant in the Premises, including that which is owned by or leased to Tenant at all times before any repossession thereof by any lessor thereof or third party having a lien thereon. Landlord may relinquish possession of all or any portion of such furniture, fixtures, equipment and other property to any person (a "Claimant") who presents to Landlord a copy of any instrument represented by Claimant to have been executed by Tenant (or any predecessor of Tenant) granting Claimant the right under various circumstances to take possession of such furniture, fixtures, equipment or other property, (provided, however, Landlord shall exercise due care in ascertaining the authenticity or legality of the instrument in question). The rights of Landlord herein stated are in addition to any and all other rights that Landlord has or may hereafter have at law or in equity, and Tenant agrees that the rights herein granted Landlord are commercially reasonable except that other than as specifically provided hereinabove, Landlord shall not be entitled to recover consequential, special or punitive damages from Tenant). In connection with any Event of Default, Landlord shall use its reasonable efforts to mitigate any damages arising out of such Event of Default.

For good and valuable consideration, Landlord hereby waives any and all landlord's liens (whether statutory, constitutional or otherwise) and agrees, upon Tenant's request, to execute such further instruments as may be reasonably required by Tenant to further evidence such waiver.

     20. LANDLORD'S DEFAULT. If Landlord fails to perform any of its obligations hereunder and such failure continues beyond the time reasonably necessary for Landlord to cure such failure following written notice thereo from Tenant to Landlord, then Landlord shall be deemed in default, and Tenant may pursue such remedies as are provided in this Lease or otherwise available at law or in equity. In addition, in the event the default by Landlord is (a) failure to complete the Premises in accordance with the provisions of the ConstructionAgreement attached hereto as Exhibit "B", (b) failure to pay the Cash Allowance in accordance with the provisions of such Construction Agreement,
(c) failure to perform its maintenance and repair obligations pursuant to
Section 4 of the Lease, or (d) failure to pay Taxes prior to the date such Taxes become delinquent in accordance with the provisions of Section 3(a) or failure to maintain the insurance required to be maintained by Landlord pursuant to the provisions of Section 9, then, after a second written notice to Landlord advising Landlord that it intends to cure such failure, Tenant may proceed with the cure of such failure on behalf of Landlord so long as in doing so in connection with the curing of the matters described in subsections (a) and (c) hereinabove, Tenant does not interfere with the rights of any other tenant of the Building, and all such improvements, alterations and repairs are made with new materials and in a good and workmanlike manner. Landlord shall pay to Tenant, within ten (10) business days after demand, all reasonable sums expended by Tenant in curing such failure (together with interest thereon at the highest non-usurious interest rate permitted by applicable law, from the date the expense in question was incurred by Tenant until the amount in question is repaid to Tenant). In the event Landlord fails to reimburse Tenant within said ten (10) business day period with respect to any matter pursuant to which Tenant exercised its self help remedy granted above, then Tenant shall have the right to offset the amount it is owed by Landlord against the next accruing installments of Base Rent in an amount equal to twenty-five percent (25%) of the amount of each such installment of Base Rent until such time as Tenant has been fully reimbursed for the amount due from Landlord. Unless Landlord fails to so cure such default after such notice, Tenant shall not have remedy or cause of action by reason thereof In the event Landlord or Tenant shall be delayed, hindered or prevented from the performance of any act required hereunder of Landlord or Tenant (as the case may be) by reason of Events of Force Majeure, then the performance of such act shall be excused for the period of the delay and the period for the performance of any such act shall be extended for a period equivalent to the period of such delay; provided, however, this provision shall in no event operate to extend any period of time for Tenant to pay any Rent or any other monetary obligation of Tenant under the terms of this Lease. Liability of Landlord to Tenant for any default by Landlord shall be limited to the actual and direct, but not consequential, special or punitive, damages therefor and shall be recoverable only from the interest of Landlord in the Building and the Land, and neither Landlord nor Landlord's partners, shareholders, officers, directors, employees, agents or attorneys shall have any personal liability therefor; provided, however, the foregoing shall not be construed to limit Tenant's equitable remedies or remedies expressly provided in this Lease.

     21.    MORTGAGES.

     (a) This Lease shall be subordinate to any deed of trust, mortgage or other security instrument (a "Mortgage"), and any ground lease, master lease, or primary lease (a "Primary Lease") that now or hereafter covers any portion of the Premises (the mortgagee under any Mortgage or the lessor under any Primary Lease is referred to herein as "Landlord's Mortgagee"), and to increases, renewals, modifications, consolidations, replacements, and extensions thereof; provided, however, the subordination of this Lease to the Mortgage affecting the Premises as of the effective date of this Lease and to any future Mortgage is expressly conditioned upon Tenant and the Landlord's Mortgagee in question entering into a subordination non-disturbance and attornment agreement in a form and substance reasonably acceptable to Tenant ("SNDA"). Landlord will use its good faith efforts to obtain a SNDA from any future Landlord's Mortgagee. Any Landlord's Mortgagee may elect to subordinate its Mortgage or Primary Lease (as the case may be) to this Lease by delivering written notice thereof to Tenant. Tenant shall from time to time within ten (10) days after request therefor, execute any instruments that may be required by any Landlord's Mortgagee to evidence the subordination of this Lease to any such Mortgage or Primary Lease consistent with the terms hereof. Landlord agrees that it will, concurrently with the execution hereof, obtain an SNDA from Landlord's Mortgagee as of the date of this Lease in a form reasonably acceptable to Tenant, consenting, agreeing to and recognizing the continuation of Tenant's rights under this Lease so long as no Event of Default by Tenant exists hereunder, and such form of SNDA shall be attached to this Lease as Exhibit "l" and made a part hereof for all purposes. Tenant agrees that an SNDA in substantially the form as attached hereto as Exhibit "I" from any future Landlord's Mortgagee will be acceptable to Tenant.

     (b) Tenant shall attorn to any party succeeding to Landlord's interest in the Premises, whether by purchase, foreclosure, deed in lieu of foreclosure, power of sale, termination of lease, or otherwise, upon such party's request, and shall execute such agreements confirming such attornment as such party may reasonably request provided such agreements are consistent with the terms of the applicable SNDA entered into by Tenant and such party. Tenant shall not seek to enforce any remedy it may have for any default on the part of Landlord without first giving written notice by certified mail, return receipt requested, specifying the default in reasonable detail to any Landlord's Mortgagee whose address has been given to Tenant, and affording such Landlord's Mortgagee the same opportunity to which Landlord is entitled hereunder to perform such obligations (which cure period for Landlord's Mortgagee shall run concurrently with Landlord's cure period).

     22. ENCUMBRANCES. Tenant has no authority, express or implied, to create or place any lien or encumbrance of any kind or nature whatsoever upon, or in any manner to bind Landlord's property or the interest of Landlord or Tenant in the Premises or the Building or to charge the rent for any claim in favor of any person dealing with Tenant, including those who may furnish materials or perform labor for any construction or repairs. Tenant shall pay or cause to be paid all sums due for any labor performed or materials furnished in connection with any work performed on the Premises by or at the request of Tenant. Tenant shall give Landlord immediate written notice of the placing of any lien or encumbrance against the Premises. The provisions of this Section 22 shall not be applicable to the initial Improvements constructed by Landlord pursuant to the terms hereof.

     23.    MISCELLANEOUS.

     (a) Words of any gender used in this Lease shall include any other gender, and words in the singular shall include the plural, unless the context otherwise requires. The captions inserted in this Lease are for convenience only and in no way affect the interpretation of this Lease. The following terms shall have the following meanings: "Laws" shall mean all federal, state and local laws, rules, and regulations; all court orders, governmental directives, and governmental orders; and all restrictive covenants affecting Tenant or the Premises, and "Law" shall mean any of the foregoing; "affiliate" shall mean any person or entity which, directly or indirectly, controls, is controlled by, or is under common control with the party in question; and "Tenant Party" shall include Tenant, any assignees claiming by, through, or under Tenant, any subtenants claiming by, through, or under Tenant, and any of their respective agents, contractors, employees, and invitees.

     (b) Landlord may transfer and assign, in whole or in part, its rights and obligations in the Building and property that are the subject of this Lease, in which case Landlord shall have no further liability hereunder with the respect to covenants performable from and after the date of such transfer and assignment, provided that Landlord's assignee assumes all of Landlord's obligations under this Lease. Each party shall furnish to the other, promptly upon demand, a corporate resolution, proof of due authorization by partners, or other appropriate documentation evidencing the due authorization of such party to enter into this Lease.

     (c) Tenant shall, from time to time, within ten (10) days after request of Landlord, deliver to Landlord, or Landlord's designee, the most recent publicly available financial statements for Tenant and an estoppel certificate stating that this Lease is in full effect, the date to which rent has been paid, the unexpired Term and such other factual matters pertaining to this Lease as may be requested by Landlord (provided, however, Tenant shall be entitled to make such changes to such estoppel certificate as are necessary to make the statements therein factually accurate). Tenant's obligation to furnish the above-described items in a timely fashion is a material inducement for Landlord's execution of this Lease.

     (d) This Lease constitutes the entire agreement of the Landlord and Tenant with respect to the subject matter of this Lease, and contains all of the covenants and agreements of Landlord and Tenant with respect thereto. Landlord and Tenant each acknowledge that no representations, inducements, promises or agreements, oral or written, have been made by Landlord or Tenant, or anyone acting on behalf of Landlord or Tenant, which are not contained herein, and any prior agreements, promises, negotiations, or representations not expressly set forth in this Lease are of no effect. This Lease may not be altered, changed or amended except by an instrument in writing signed by both parties hereto.

     (e) All obligations of Tenant hereunder not fully performed by the end of the Term shall survive, including, without limitation, all payment obligations with respect to Taxes and insurance and all obligations concerning the condition and repair of the Premises. Landlord's obligation to return the

Security Deposit, if any, shall survive the expiration of the Term. Tenant shall, prior to vacating the Premises, pay to Landlord the prorated amount, as estimated by Landlord, of Tenant's obligation hereunder for Operating Expenses Excess for the year in which the Term ends (which amount shall be reconciled once the actual Operating Expense Excess for the year in question is determined pursuant to Section 2(c) above, at which time a cash settlement shall be effected between Landlord to Tenant to reconcile such payment). All such amounts shall be used and held by Landlord for payment of such obligations of Tenant hereunder, with Tenant being liable for any additional costs therefor upon demand by Landlord or with any excess to be returned to Tenant after all such obligations have been determined and satisfied as the case may be. Any Security Deposit held by Landlord may be credited against the amount due by Tenant under this Section 23.(e).

     (f) If any provision of this Lease is illegal, invalid or unenforceable, then the remainder of this Lease shall not be affected thereby, and in lieu of each such provision, there shall be added, as a part of this Lease, a provision as similar in terms to such illegal, invalid or unenforceable clause or provision as may be possible and be legal, valid and enforceable.

     (g) All references in this Lease to "the date hereof" or similar references shall be deemed to refer to the last date, in point of time, on which all parties hereto have executed this Lease.

     (h) Landlord and Tenant each warrant to the other that it has not dealt with any broker or agent in connection with this Lease except for Daniel M. Arnold of Swearingen Realty Group, LLC ("Broker"). Tenant and Landlord shall each indemnify the other against all costs, attorneys' fees, and other liabilities for commissions or other compensation claimed by any broker or agent claiming the same by, through, or under the indemnifying party. Landlord shall pay Broker a real estate commission pursuant to the terms and conditions of a separate agreement between Landlord and Broker.

     (i) If and when included within the term "Tenant", as used in this instrument, there is more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of a notice specifying an individual at a specific address within the continental United States for the receipt of notices and payments to Tenant. All parties included within the terms "Landlord" and "Tenant", respectively, shall be bound by notices given in accordance with the provisions of Section 24 to the same effect as if each had received such notice.

     (j) The terms and conditions of this Lease are confidential and neither party shall disclose the terms of this Lease to any third party except as may be required by law or to enforce its rights hereunder; provided, however, each party may disclose the terms hereof to its attorneys, accountants, consultants, and advisors, as well as present and prospective investors, lenders and other financing sources.

     (k) Tenant shall pay interest on all past-due rent from the date due until paid at the maximum lawful rate. In no event, however, shall the charges permitted under this Section 23.(k) or elsewhere in this Lease, to the extent they are considered to be interest under applicable Law, exceed the maximum lawful rate of interest.

     (l) This Lease may be executed in any number of counterparts, each of which shall be an original, but such counterparts together shall constitute one and the same instrument.

     24. NOTICES. Each provision of this instrument or of any applicable Laws and other requirements with reference to the sending, mailing or delivering of notice or the making of any payment hereunder shall be deemed to be complied with when and if the following steps are taken:

     (a) All rent shall be payable to Landlord at the address for Landlord set forth below its signature on the signature page of this Lease, or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith. Tenant's obligation to pay rent shall not be deemed satisfied until such rent has been actually received by Landlord.

     (b) All payments required to be made by Landlord to Tenant hereunder shall be payable to Tenant at the address set forth below its signature on the signature page of this Lease, or at such other address within the continental United States as Tenant may specify from time to time by written notice delivered in accordance herewith.

     (c) Any written notice or document required or permitted to be delivered hereunder shall be delivered to the parties at their respective addresses set forth below their signatures on the signature page on this Lease, or at such other address as either such party may specify from time to time by written notice delivered in accordance herewith, and shall be deemed to be delivered upon the earlier to occur of (1 ) tender of delivery (in the case of a hand delivered notice), (2) deposit in the United States Mail, postage prepaid, certified mail, return receipt requested, or (3) receipt by facsimile transmission, in each case, addressed to the parties hereto at the respective addresses set out below, or at such other address as they have theretofore specified by written notice delivered in accordance herewith. If Landlord has attempted to deliver notice to Tenant at Tenant's address reflected on Landlord's books but such notice was returned or acceptance thereof was refused, then Landlord may post such notice in or on the Premises, which notice shall be deemed delivered to Tenant upon the posting thereof.

     25. HAZARDOUS WASTE. The term "Hazardous Substances", as used in this Lease, shall mean pollutants, contaminants, toxic or hazardous wastes, or any other substances, the removal of which is required or the use of which is restricted, prohibited or penalized by any "Environmental Law", which term shall mean any Law relating to health, pollution, or protection of the environment. Tenant hereby agrees that (a) no activity will be conducted on the Premises that will produce any Hazardous Substances, except for such activities that are part of the ordinary course of Tenant's business activities (the "Permitted Activities") provided such Permitted Activities are conducted in accordance with all Environmental Laws; (b) the Premises will not be used in any manner for the storage of any Hazardous Substances except for storage of such materials that are used in the ordinary course of Tenant's business (the "Permitted Materials") provided such Permitted Materials are properly stored in a manner and location satisfying all Environmental Laws; (c) no portion of the Premises will be used as a landfill or a dump; (d) Tenant will not install any underground tanks of any type; (e) Tenant will not cause any surface or subsurface conditions come into existence that constitute, or with the passage of time may constitute a public or private nuisance; and (f) Tenant will not permit any Hazardous Substances to be brought onto the Premises, except for the Permitted Materials, and if so brought or found located thereon, the same shall be immediately removed by Tenant, with proper disposal, and all required cleanup procedures shall be diligently undertaken pursuant to all Environmental Laws. If at any time during or after the Term, the Premises are found to be so contaminated or subject to such conditions as a result of Tenant's use of the Premises or breach of this Lease, or if Tenant is in violation of any Environmental Law, Tenant shall defend, indemnify and hold Landlord harmless from all claims, demands, actions, liabilities, costs, expenses, damages and obligations of any nature arising from or as a result of the use of the Premises by Tenant. The Hazardous Substances which will be used and/or stored by Tenant on the Premises in accordance with the terms of this Section 25 are reflected on Exhibit "J" attached hereto and made a part hereof for all purposes, and no other Hazardous Substances will be brought on the Premises without the prior written approval of Landlord, which approval shall not be unreasonably withheld or delayed, and if approved, such additional Hazardous Substances will be added to Exhibit "J" to this Lease. Landlord may enter the Premises and conduct environmental inspections and tests therein as it may require from time to time, provided that Landlord shall use reasonable efforts to minimize the interference with Tenant's business. Such inspections and tests shall be conducted at Landlord's expense, unless they reveal the presence of Hazardous Substances (other than Permitted Materials) that are caused by Tenant, or that Tenant has not complied with the requirements set forth in this Section 25, in which case Tenant shall reimburse Landlord for the reasonable cost thereof within ten (10) days after Landlord's request therefor. Nothing in this Section shall require Tenant to indemnify Landlord for any matters arising out of or caused by the actions or omissions of Landlord, its employees, agents, contractors, licensees, or invitees. Landlord represents to Tenant that, to the best of Landlord's actual knowledge, the Building will not contain asbestos, PCBs or any other Hazardous Substances. Landlord agrees that it will provide Tenant with a copy of any environmental report relating to the Building that Landlord has in its possession as of the date of execution of this Lease.

     26. ROOF DISH. Subject to the provisions of this Section 26, and subject to any applicable restrictive covenants and applicable laws, Tenant shall have the right to install, maintain and operate upon the roof of the Building (in a location approved by Landlord) a satellite dish and related equipment (collectively, the "Communications Equipment") for its use in the conduct of Tenant's business so long as the installation of such Communications Equipment does not affect the structural integrity or aesthetics of the Building as determined in Landlord's reasonable discretion (provided, however, if Landlord reasonably determines that the aesthetics of the Building are affected thereby, Tenant shall have the right to screen such installation in a manner reasonably acceptable to Landlord in order to mitigate the effect on the aesthetics of the Building). Tenant agrees to pay all costs incurred in connection with Tenant's installation, operation, utilization, replacement, maintenance and removal of such Communications Equipment. Such Communications Equipment must be designed, installed and operated in complete compliance with all laws and installed and operated so as not to adversely affect structural, mechanical, electrical, elevator or other systems of or serving the Building, or customary telephone service for the Building, and so as not to cause injury to persons or property. Tenant shall be permitted to use third party contractors to undertake the installation of such Communications Equipment, subject to Landlord's approval of the qualifications of such contractors (which approval shall not be unreasonably withheld or delayed); provided, however, in the event the use of third party contractors would jeopardize Landlord's warranty on the roof of the Building, then Tenant shall be required to use Landlord's contractor. Any such work conducted in connection with the installation of such Communications Equipment must be done in accordance with the Building Rules and any other reasonable regulations promulgated by Landlord pertaining to construction in or on the Building. Tenant shall be fully responsible for any and all damage caused to the roof, the Building, or to any property or persons in or around the Building, and Tenant shall indemnify, defend and hold Landlord harmless from and against any loss, cost, expense, liability, claim or other action arising out of Tenant's installation, operation, utilization, replacement, maintenance and removal of such Communications Equipment. Upon the expiration or earlier termination of this Lease, Tenant shall remove all of the Communications Equipment and shall repair any damage to the roof caused thereby, all at Tenant's sole cost and expense.

     27. CONDITION PRECEDENT. The obligations of Landlord and Tenant pursuant to the terms of this Lease are conditioned upon the transaction by and between the Tenant and Atrion Corporation or its designee set forth in that certain Option Agreement for the Purchase and Sale of Real Property dated January 30, 1998 (as it may be amended from time to time), being finally consummated on or before February 8, 1999. If Tenant notifies Landlord in writing prior to February 8, 1999 that such transaction has not been consummated, then this Lease shall be null and void and the parties shall have no further obligations or liabilities hereunder. If Tenant fails to notify Landlord of the consummation of said transaction prior to February 8, 1999, then this condition shall be deemed waived, and no longer of any force or effect, and the Lease shall be fully effective, binding and enforceable against both Landlord and Tenant. Concurrently with the execution hereof, Tenant has paid Landlord the sum of

$100.00 as independent consideration for Tenant's right to terminate this Lease pursuant to Section 27, the receipt and adequacy of which is hereby acknowledged and confessed.

TENANT ACKNOWLEDGES THAT (1) NO REPRESENTATIONS AS TO THE REPAIR OF THE PREMISES, NOR PROMISES TO ALTER, REMODEL OR IMPROVE THE PREMISES HAVE BEEN MADE BY LANDLORD (EXCEPT AS MAY BE SET FORTH IN THIS LEASE), AND (2) THERE ARE NO REPRESENTATIONS OR WARRANTIES, EXPRESSED, IMPLIED OR STATUTORY, THAT EXTEND BEYOND THE DESCRIPTION OF THE PREMISES. NOTHING IN THIS PARAGRAPH SHALL BE DEEMED TO AFFECT LANDLORD'S REPRESENTATIONS, WARRANTIES AND COVENANTS EXPRESSLY SET FORTH IN THIS LEASE.

SIGNATURES ON FOLLOWING PAGE

EXECUTED by Tenant on February 4, 1999.

                    TENANT:

                    ADVANCED NEUROMODULATION SYSTEMS, INC.


                    By:   Name:         /s/Stuart B. Johnson
                          Title:        Vice President, Operations

                          Address:      One Allentown Parkway
                                        Allen, Texas 75002-4211

                          Telephone:    972-390-9800, Ext. 322
                          Fax:          972-390-8465



EXECUTED by Landlord on February 4, 1999.

                    LANDLORD:

                    LEGACY LINCOLN I, LTD.,
                    Texas limited partnership

                    By:   LINCOLN PROPERTY COMPANY No 2698, LTD.,
                          a Texas limited partnership, its General Partner

                    By:   LINCOLN PROPERTY COMPANY
                          No 2699, INC.,
                          a Texas corporation, its General Partner


                    By:   Name:         /s/John H. Walter
                          Title:        Vice President

                          Address:      3300 Lincoln Plaza
                                        500 North Akard
                                        Dallas, Texas 75201

                          Telephone:    (214) 740-3300
                          Fax:          (214) 740 3404

                                   EXHIBIT "A"

                           LINCOLN R&D LEGACY PROJECT
                                  Plano, Texas
                        Approximately 37,622 square feet
                              SITE PLAN OF PREMISES

                                  EXHIBIT "A-1"

                                    THE LAND
                                    --------

BEING a 14.9216 acre tract of land situated in the Maria C. Vela Survey, Abstract No. 935, City of Plano, Collin County, Texas, and being a part of a 1,094.07 acre tract conveyed to Quorum Development Corporation by Deed recorded in Volume 1171, Page 174, Land Records of Collin County, Texas, and being more particularly described as follows (bearings referenced to EDS monumentation system):

COMMENCING at a found 3-inch aluminum disk stamped "T.U. ELECTRIC" for the southwest corner of Plano Tennyson Parkway Substation, an addition to the City of Plano, Texas, as recorded in Cabinet G, Page 437, Map Records of Collin County, Texas, said point South 74 degrees 09 minutes 03 seconds West, a distance of 3,302.03 feet from a found brass disk in concrete stamped "EDS 10", having EDS truncated surface coordinates North 75014.8828 feet, East 90574.1977 feet;

THENCE North 00 degrees 00 minutes 18 seconds East, along the west line of said Plano Tennyson Parkway Substation, a distance of 500.00 feet to a found 3-inch aluminum disk stamped "T.U. ELECTRIC" for the northwest corner of said Plano Tennyson Parkway Substation;

THENCE South 89 degrees 59 minutes 42 seconds East, along the north line of said Plano Tennyson Parkway Substation, a distance of 105.36 feet to a 1/2-inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for the POINT OF BEGINNING;

THENCE North 00 degrees 40 minutes 47 seconds West, departing the north line of said Plano Tennyson Parkway Substation, a distance of 989.29 feet to a 1/2-inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner;

THENCE North 89 degrees 19 minutes 13 seconds East, a distance of 653.20 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner, said point being in the West line of Windcrest Drive (a 60' R.O.W.) and being the beginning of a curve to the left having a central angle of 15 degrees 13 minutes 35 seconds, a radius of 530.00 feet, a tangent length of
70.84 feet, and a chord bearing South 06 degrees 56 minutes 01 minutes West,
140.43 feet;

THENCE in a southerly direction along said curve to the left, and with the West line of Windcrest Drive, an arc distance of 140.85 feet to a 1 inch iron rod found for corner;

THENCE South 00 degrees 40 minutes 47 seconds East, with the West line of Windcrest Drive, a distance of 1136.28 feet to a 1 inch iron rod found for corner, said point being the beginning of a curve to the right having a central angle of 03 degrees 08 minutes 58 seconds, a radius of 670.00 feet, a tangent length of 18.42 feet, and a chord bearing South 00 degrees 53 minutes 42 seconds West, 36.82 feet;

THENCE in a southerly direction along said curve to the right, and with the west line of Windcrest Drive, an arc distance of 36.83 feet to a 1 inch iron rod found for corner;

THENCE South 89 degrees 42 minutes 57 seconds West, departing said West line of Windcrest Drive, a distance of 58.99 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner in the east line of the abovementioned Plano Tennyson Parkway Substation;

THENCE North 00 degrees 40 minutes 47 seconds West, with the East line of said Plano Tennyson Parkway Substation, a distance of 315.72 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner, said point being the Northeast corner of said Plano Tennyson Parkway Substation;

THENCE North 89 degrees 59 minutes 42 seconds West, with the North line of said Plano Tennyson Parkway Substation, a distance of 574.64 feet to the POINT OF BEGINNING and containing 649.985 square feet or 14.9216 acres of land.

                                   EXHIBIT "B"

                             CONSTRUCTION AGREEMENT
                             ----------------------

     1. DEFINITIONS. The terms defined in this Paragraph 1, for all purposes of this Construction Agreement, shall have the meanings herein specified, and, in addition to the terms defined herein, the definitions in the Lease shall also apply to this Construction Agreement.

            (a) "Building Standard" shall mean the quantity and quality of materials, finishing and workmanship specified by Landlord in the plans and specifications for the Building set forth on Schedule B-1 attached hereto and made a part hereof.

            (b) "Drawings" shall mean the working drawings for Tenant's Work that are agreed to in writing by Landlord and Tenant or deemed approved in accordance with the terms hereof.

            (c) "Expenditure Authorization" shall mean an authorization by Tenant to Landlord to expend funds on behalf of Tenant for Tenant's Work on the Premises.

            (d) "Improvements" shall mean the aggregate of the Landlord's Work and Tenant's Work.

            (e) "Landlord's Contractor" shall mean the person or firm selected to perform Tenant's Work in the Premises in accordance with the terms of this Exhibit "B".

            (f) "Landlord's Work" shall mean (i) the construction of the Building, together with all exterior improvements, including paving and landscaping, in accordance with the plans and specifications therefor dated October 15, 1998, prepared by HKS, Inc. ("Building Plans"), (ii) the work required to place the Premises in Shell Condition and (iii) the Overhead Doors (hereinafter defined).

            (g) "Net Rentable Area of the Building" shall have the meaning specified in the Lease.

            (h) "Net Rentable Area of the Premises" shall have the meaning specified in the Lease.

            (i) "Shell Condition" shall mean the condition of the Building substantially completed with the following improvements in accordance with the Building Plans: (a) outside walls and unfinished concrete floors; (b) Building Standard power supplied to panels provided on the Building; and (c) sprinkler risers and main loop installed without the dropping of sprinkler heads.

            (j) "Tenant's Architect" shall mean MBA Architects, Inc. who shall prepare Tenant's plans and working drawings for Tenant's Work.

            (k) "Tenant's Work" shall mean the items which are supplied, installed and finished by Landlord on behalf of Tenant (unless Tenant elects to supply, install and finish such items), as provided for hereinbelow, which exceed Shell Condition, and which shall be paid for by Tenant as provided for herein.

     2.     SPACE PLANNING.

     (a) Landlord's designated space planner, at no cost to Tenant, will prepare a space plan (including initial "block" diagrams and a preliminary layout with one revision) for the Premises showing the location of all partitions and doors. Tenant will cooperate with Landlord's space planner, furnishing all reasonable information and material concerning Tenant's organization, staffing, growth expectations, physical facility needs, equipment inventory and other information and material necessary for the space planner to efficiently and expeditiously arrive at an acceptable layout of the Premises.

     (b) The space plan must be approved in writing by both Landlord and Tenant by January 19, 1999, and preparation of the working drawings by Tenant's Architect shall not commence prior to such approval. The space plan as so approved by Landlord and Tenant in writing is referred to as the "Approved Space Plan". If at anytime after approval of the Approved Space Plan, any redrawing of the space plan is necessitated by Tenant's requested changes, the expense of any redrawing shall be borne by Tenant. Based upon the Approved Space Plan, Landlord shall cause Tenant's Architect to prepare working drawings for the construction of the Improvements, which working drawings shall be consistent with the Approved Space Plans. Landlord shall not unreasonably withhold or delay its approval of the working drawings and shall, in all events, grant such approval within ten (10) days after the proposed working drawings are submitted to Landlord (provided, however, if Landlord fails to approve or reasonably disapproves such drawings within such ten (10) day period, Landlord shall be deemed to have approved same.). After Tenant has received Landlord's reasonable comments with regard to the proposed working drawings, Tenant shall cause Tenant's Architect to revise the working drawings to incorporate Landlord's reasonable comments thereto. The term "Drawings" as used herein shall mean the final working drawings which are approved by Landlord (or deemed approved by Landlord) and Tenant.

     (c) If Tenant shall arrange for interior design services, whether with Landlord's space planner or with any other planner or designer, it shall be Tenant's responsibility and expense to cause necessary coordination of its planners' and designers' efforts with the efforts of the planners and designers of Landlord to insure that no delays are caused to either the planning or construction of the required Landlord's Work.

     3.     COMPLETION OF PREMISES.

     (a) Landlord shall cause to be constructed the Improvements in accordance with the Drawings and all Laws. Landlord shall solicit competitive bids for the construction of the Improvements from at least three (3) general contractors approved by Tenant (which approval shall not be unreasonably withheld or delayed). Tenant shall have the right to be involved in all aspects of the bidding process (including, but not limited to, the process of "qualifying" the bidders). Landlord shall select the general contractor who submits the lowest qualifying bid (unless Tenant designates a different general contractor who has submitted a bid and who is properly insured to be the "Landlord's Contractor" in which case Landlord shall select such other contractor that is so designated by Tenant) as the "Landlord's Contractor" for the construction of the Improvements. Landlord shall enter into the construction contract with the Landlord's Contractor ("Contract"), which Contract shall be a "stipulated sum" contract (as opposed to being on a cost-plus basis). Tenant shall have the right to approve all subcontractors, which approval shall not be unreasonably withheld or delayed. Unless otherwise agreed to in writing by Landlord and Tenant, all work involved in completion of Landlord's Work and Tenant's Work shall be carried out by Landlord's Contractor under the sole direction of Landlord. Tenant shall cooperate with Landlord and Landlord's Contractor to promote the efficient and expeditious completion of such work. Landlord and Tenant shall reasonably cooperate so that the Tenant's Architect may submit final plans, working drawings, information, and instructions with respect to such Tenants' Work on or before February 1, 1999. Within fifteen (15) days after receipt of such final plans and specifications, drawings, information and instructions with respect to Tenant's Work by Landlord, Landlord will submit to Tenant written estimates of the cost of Tenant's Work. Tenant agrees that it shall be responsible for any and all reasonable increases in costs of Tenant's Work resulting from governmental requirements during Tenant's Work, whether such increases occur before the cost estimates are initially submitted to Tenant, or after all final bids have been taken and such cost estimates have been approved by Tenant.

            (1) Any delay caused by Tenant in connection with the completion of Tenant's Work by Landlord's Contractor pursuant to this Section 3.1 (collectively, the "Tenant Delays") shall extend the time allowed for Landlord's Contractor to complete the work in question. By way of illustration, and not in limitation, of the foregoing:

                   (a) Any delay caused by Tenant or Tenant's Architect in the preparation of the Drawings shall be charged to Tenant.

                   (b) Any delay resulting from a failure by Tenant to approve or reasonably reject any shop drawings, samples or models within five (5) business days of submission thereof shall be charged to Tenant.

                   (c) In the event Tenant requires specific products to be used in completion of Tenant's Work, any delay in Tenant's review of shop drawings, samples or models, or which results from Tenant's unreasonable later rejection of the specified products, shall be charged to Tenant, and if Tenant specifies particular suppliers of any material, any delay which results from a failure by such supplier to comply with delivery schedules necessary to maintain the normal progression of the work shall be charged to Tenant.

                   (d) Any delay which results from unavailability or delay in the delivery of any special equipment, including, but not limited to, computer systems, special communications equipment, or other equipment not associated with normal office uses, shall be charged to Tenant.

                   (e) Any delay which results from Tenant's requests for changes in the components of the Shell Condition of the Premises.

            (2) In the event Landlord's Contractor is unable to substantially complete Tenant's Work on or before May 1, 1999 (except to the extent such delays are chargeable to Tenant as set forth in this Section 3), Tenant shall be entitled to postpone the commencement of the payment of Base Rent with respect to the Premises in question until the thirtieth (30th) day after substantial completion is achieved. For purposes of this Construction Agreement, the term "Substantial Completion" shall occur when each of the following conditions is satisfied: the improvements are substantially completed in accordance with the Drawings and a Certificate of Substantial Completion has been delivered to Tenant by Landlord's space planner; a certificate of occupancy has been issued for the Premises so that the Premises may be lawfully occupied; and Landlord has tendered to Tenant physical possession thereof. Substantial Completion shall have occurred even though minor details of construction, decoration, landscaping and mechanical adjustment remain to be completed by Landlord so long as Tenant can lawfully occupy and conduct its business in the Premises as contemplated by Tenant. Tenant shall prepare and deliver to Landlord a punch-list of incomplete, minor, detail items within thirty (30) days after substantial completion, and Landlord shall use all reasonable efforts to complete such items within thirty (30) days thereafter except as to such items that, by their nature, will take a longer period to complete as set forth in the punch-list in which case Landlord shall have such time as is reasonably necessary to complete same so long as such work is diligently prosecuted to completion.

     (b) If there are any changes in Tenant's Work by or on behalf of Tenant, from the work as reflected in the Drawings, each such change must receive the prior written approval of Landlord (which approval shall not be unreasonably withheld or delayed) and must be paid for by Tenant to the extent that the cost thereof exceeds the Cash Allowance, and in the event of any such approved change in the Drawings, Tenant shall, upon completion of Tenant's Work, furnish Landlord with accurate "as-built" plans of Tenant's Work as constructed, which plans shall be incorporated into this Construction Agreement by this reference for all intents and purposes.

     (c) Under no circumstances whatsoever will Tenant or Tenant's authorized representative ever alter or modify or in any manner disturb any system or installation of the Building, including, but not limited to, Central plumbing system, Central electrical system, Central heating, ventilating and air conditioning systems, Central fire protection and fire alert systems, Central building maintenance systems, Central structural systems, or anything located within the Central core of the Building (except as reflected in the Drawings). Only with Landlord's express written permission (which permission shall not be unreasonably withheld or delayed) and under direct supervision of Landlord or Landlord's Contractor shall Tenant or Tenant's authorized representative alter, add to or modify, or in any manner disturb any Branch of any system or installation of the Building which is located within the Premises (except that Tenant shall be entitled to alter, add or modify such Branch systems to the extent reflected in the Drawings), including, but not limited to, Branch plumbing system, Branch electrical system, Branch heating, ventilating and air conditioning system, and Branch fire protection and alert system (for the purposes of this Section 3.3 "Central" shall be defined as that portion of any Building system or component which is within the core and/or common to and/or serves or exists for the benefit of other tenants in the Building, and shall include, but not be limited to, main fire loops on each floor of the Building and duct work to the VAV box; and "Branch" shall be defined as that portion of any Building system or component which serves to connect or extend Central systems into the Premises).

     (d) All design, construction and installation shall conform to the requirements of applicable building, plumbing, electrical and fire codes and the requirements of any authority having jurisdiction over or with respect to such work, as such codes and requirements may from time to time be amended, supplemented, changed or interpreted.

     (e) Tenant shall bear all costs of completing Tenant's Work, including, without limitation, costs of all drawings, permits, direct supervision of Tenant's Work and all costs of construction to improve the Premises to a condition greater than Shell Condition. Tenant shall be entitled to a cash allowance equal to the product of (a) Twenty and No/100 Dollars ($20.00) multiplied by (b) the total number of square feet of Net Rentable Area in the Premises (the "Cash Allowance"), but all costs incurred by Landlord in completing the Tenant's Work in excess of the Cash Allowance shall be borne by Tenant and paid to Landlord upon Substantial Completion. Tenant agrees that in the event it defaults in the payment of such excess, Landlord (in addition to all other remedies) will have the same rights as in the event of default of payment of rent under the Lease (after the expiration of the applicable notice and cure periods provided for herein). Tenant shall be entitled to use up to $1.00 per square foot of Net Rentable Area of the Cash Allowance for the payment of the costs associated with preparation of the Drawings. In addition, in the event Tenant does not use all of the Cash Allowance in connection with the completion of the Tenant's Work, then Tenant shall be entitled to use such excess Cash Allowance to reduce the Rate Per Square Foot of Net Rentable Area

Per Year in determining the Base Rent due under this Lease in the manner provided in Section 2(a) of the Lease. Notwithstanding any provision contained herein to the contrary, it is understood and agreed that Landlord shall have no obligation to commence installation of any work in the Premises until Tenant shall have caused to be furnished to Landlord and Landlord shall have approved the Drawings as required by the provisions hereof. Notwithstanding the review and approval by Landlord of Tenant's Drawings, Landlord shall have no responsibility or liability in regard to the safety, sufficiency, adequacy or legality thereof and Tenant shall be solely responsible for the compliance of such Drawings with all applicable laws and regulations, the architectural completeness and sufficiency thereof and other matters relating thereto; provided, however, Landlord shall implement all construction of the Tenant's Work in compliance with all Laws.

     4.     LANDLORD'S WORK.

     (a) As Landlord's contribution to the Improvements, Landlord will provide in or to the Premises the Building Standard items required to complete the Premises to Shell Condition and the Cash Allowance to be used by Tenant to pay for all or a portion of the cost of completion of the Tenant's Work. In addition, prior to delivery and possession of the Premises to Tenant, Landlord will cause to be removed from the Premises by Landlord's Contractor all rubbish, tools, scaffolding, and surplus materials and will cause the Premises, interior and exterior to be cleaned and ready for occupancy. All floors, floor coverings, roof areas and glass will be cleaned, both interior and exterior. In addition, it is agreed that Landlord's Work shall include the construction of two 10' x 10' grade level overhead doors in the back of the Building (collectively, the "Overhead Doors")and the cost of same shall not be deducted from the Cash Allowance or otherwise be chargeable to Tenant.

     (b) Landlord shall not charge a construction management or other fee in connection with the work required to be done pursuant to this Exhibit "B".

     5.     MISCELLANEOUS.

     (a) Landlord shall assign to Tenant, upon the completion of the Tenant's Work, all warranties and guaranties provided by contractors, subcontractors, manufacturers, and suppliers in connection with the construction of the Improvements. Landlord shall cooperate with Tenant in securing the performance by the warrantor or guarantor under any such warranty or guaranty.

     (b) Tenant shall the right to enter the Premises at least fifteen (15) days prior to Substantial Completion of the Tenant's Work for the purpose of installing its furniture, fixtures, telephones and data systems, to "debug" the systems, and for otherwise preparing the Premises for occupancy by Tenant. Such early occupancy by Tenant shall be subject to all terms and conditions of this Lease other than the payment of rent which shall commence on the Commencement Date. In connection with such early entry, Tenant shall use all reasonable efforts to minimize interference with the construction of the Tenant's Work. Landlord shall use good faith efforts to give Tenant at least thirty (30) days' prior written notice of the date on which Landlord reasonably anticipates Substantial Completion of the Tenant's Work will occur. Tenant shall be fully responsible for any delays in the Commencement Date as a result of Tenant's early entry and shall be responsible for any damage to property or injury to person caused by any Tenant party because of such early entry, and in such event, Tenant shall indemnify and hold Landlord harmless from and against any claims, liabilities, costs or expenses incurred by Landlord and rising out of Tenant's early entry to the Premises.

                                   EXHIBIT "C"

                           TENANT'S PERSONAL PROPERTY
                           --------------------------

All furniture, movable equipment and other personal property that is not attached to the floors, walls or ceiling of the Premises; and any other fixture, equipment, or other item, regardless of the manner of attachment, that is used primarily in Tenant's trade or business and that can be removed as a separate physical unit without material damage to the Building and without unreasonable interference with other tenants' use and enjoyment of their Premises, including, without limitation, the following:

     1. the personal property and fixtures of Tenant's Customers, Contractors or Employees.

[To be completed by Tenant after execution of Lease, with final Exhibit C to be slip sheeted into original executed Lease].

                                   EXHIBIT "D"

                              RULES AND REGULATIONS
                              ---------------------

Landlord shall have the right to reasonably prescribe the weight, position and manner of installation of heavy equipment which, if considered reasonably necessary by Landlord, shall be installed in a manner which shall insure satisfactory weight distribution. The time, routing and manner of moving such heavy equipment shall be subject to prior approval by Landlord (which approval shall not be unreasonably withheld or delayed).

1. Tenant, or the employees, agents, visitors or licensees of Tenant, shall not at any time place, leave or discard any rubbish, paper, articles or objects of any kind whatsoever outside the doors of the Premises or the Property. No animals or birds shall be brought or kept in or about the Premises or the Property.

2. Canvassing, soliciting or peddling in or about the Premises or the Property is prohibited and Tenant shall cooperate to prevent same.

3. Landlord shall have the right to exclude any person from the Property (other than employees and personnel of Tenant) other than during customary business hours, and any person in the Property will be subject to identification by employees and agents of Landlord. All persons in or entering the Property shall be required to comply with the security policies of the Property. If Tenant desires any additional security service for the Premises or the Property, Tenant shall have the right (with the prior written consent of Landlord, which approval shall not be unreasonably withheld or delayed) to obtain such additional service at Tenant's sol cost and expense. Tenant shall keep doors to unattended areas locked and shall otherwise exercise reasonable precautions to protect its property from theft, loss or damage. Landlord shall not be responsible for the theft, loss or damage of any property or for any error with regard to the exclusion from or admission to the Premises or the Property of any person (except to the extent attributable to the negligence or willfulness misconduct of Landlord). In case of invasion, mob, riot or public excitement, Landlord reserves the right to prevent access to the Premises or the Property during the continuance of same by closing the doors or taking other measures for the safety of the tenants and protection of the Premises or the Property and property or persons therewith.

4. Tenant shall not cause or permit any odors to permeate in or emanate from the Premises or the Property, or permit or suffer the Premises or the Property to be occupied or used in a manner reasonably objectionable to Landlord or other occupants of the Premises or the Property by reason o light, radiation, magnetism, noise, odors, and/or vibrations, or unreasonably interfere in any way with other tenants or those having business in the Premises or the Property.

5. All keys shall be returned to Landlord upon the termination of this Lease and Tenant shall give to Landlord the explanations of the combinations of all safes, vaults and combination locks remaining with the Premises. Landlord may at all times keep a pass key to the Premises. All entrance doors to the Premises shall be left closed at all times and left locked when the Premises are not in use.

6. Tenant shall give immediate notice to Landlord in case of any known emergency at the Premises or the Property.

7. Tenant shall not advertise for temporary manual laborers (as opposed to temporary secretarial or other professional support staff) giving the Premises or the Property as an address, nor pay such laborers at a location in the Premises or the Property.

8. No portion of the Premises or any part of the Property shall at any time be used or occupied as sleeping or lodging quarters.

9. The toilet rooms, urinals, wash bowls and other apparatus in the Premises shall not be used for any purpose other than that for which they were constructed and no foreign substance of any kind whatsoever shall be thrown therein and the expense of any breakage, stoppage or damage resulting from the violation of this rule shall be borne by the Tenant who or whos employees or invitees shall have caused it.

10. Landlord reserves the right to exclude or expel from the Property any person who, in the reasonable judgment of Landlord, is intoxicated or under the influence of liquor or drugs, or who shall in any manner do any act in violation of any of the Rules and Regulations of the Premises or the Property.

11. Landlord reserves the right to rescind any of these rules and regulations and to make such other and further rules and regulations as in its reasonable judgment shall, from time to time, be required for the safety, protection, care and cleanliness of the Property, the operation thereof, the preservation of good order therein and the protection and comfort of the tenants and their agents, employees, and invitees, which rules and regulations shall be binding upon it in like manner as if originally herein prescribed.

12. Tenant shall park trailers and other oversized vehicles only in areas designated by Landlord for the parking of trailers or oversized vehicles.

13. Tenant shall not utilize the Premises for outside storage except with the written consent of Landlord (which consent shall not be unreasonably withheld or delayed).

                                   EXHIBIT "E"

                             RIGHT OF FIRST REFUSAL
                             ----------------------

Landlord hereby grants to Tenant a continuing right of first refusal ("Refusal Right") with respect to any space contiguous to the Premises ("Refusal Space"); however, the Refusal Right shall not be applicable during any time when there is an uncured Event of Default under the Lease.

     1. Exercise of Refusal Right. If Landlord receives an offer from a third party to lease all or a part of the Refusal Space which Landlord desires to accept, or Landlord makes an offer to a third party to lease all or a part of the Refusal Space which offer the third party desires to accept, Landlord shall so notify Tenant ("Refusal Notice"), describing all material terms of the offer (i.e., rent, location of premises, size of premises, length of term, improvement allowance [if any]). Tenant shall have five (5) business days from the receipt of the Refusal Notice to notify Landlord in writing of the exercise by Tenant of Tenant's Refusal Right with respect to the subject Refusal Space. If Tenant fails to so notify Landlord within such five (5) business day period, Tenant shall be deemed to have waived its Refusal Right and all rights under this Exhibit "E" with respect to such offer and the Refusal Space in question, and Landlord shall have the right to enter into a lease with such third party with respect to the Refusal Space in question upon the same terms as set forth in the Refusal Notice. If the Refusal Space in question is not subsequently leased to such third party upon terms set forth in the Refusal Notice within six (6) months after the expiration of such five (5) business day period, the Refusal Right shall be reinstated. Moreover, if such Refusal Space is so leased to the third party, then upon the expiration of the term of such lease (including any renewals or extensions thereof, if any) or upon the termination of such lease or the termination of the tenant's right of possession thereunder, Tenant's Refusal Right as to such Refusal Space shall be reinstated. If Tenant properly exercises its Refusal Right in the manner and within the time period specified herein, then Tenant shall lease all, but in no event less than all, of the Refusal Space on the same terms and conditions as are contained in the Lease with respect to the Premises except that (a) if the Lease has at least thirty-six (36) months remaining on its initial Term at the time Tenant exercises its Refusal Right, then the Base Rent for the Refusal Space shall be at the same rate as the Base Rent for the Premises at that time and Tenant shall be entitled to receive from Landlord a Cash Allowance equal to the product of 33(cent) times the number of square feet of Net Rentable Area in the Refusal Space times the number of months remaining on the initial Term of the Lease at that time, and (b) in the event there are less than thirty-six (36) months remaining on the initial Term of the Lease or during any Renewal Term, then the Base Rent for the Refusal Space and the Cash Allowance shall be as set forth in the Refusal Notice. The term of the Lease as it relates to the Refusal Space shall expire (a) coterminous with the Term for the Premises in the event there are at least thirty-six (36) months remaining on the initial Term at the time Tenant exercises its Refusal Right, and (b) on the expiration date of the proposed term for the Refusal Space contained in the Refusal Notice in the event there are less than thirty-six (36) months remaining on the initial Term at the time Tenant exercises its Refusal Right or in the event the Refusal Right is exercised at anytime during a Renewal Term. Within thirty (30) days after Tenant delivers to Landlord notice of its election, Landlord and Tenant will enter into a written amendment modifying and supplementing the Lease and containing such other terms and provisions as Landlord may reasonably deem appropriate.

If a Refusal Notice pertains only to a portion of the Refusal Space, Tenant's rights hereunder shall remain in full force and effect with respect to the remaining Refusal Space.

2. Termination of Refusal Right. The Refusal Right shall automatically terminate upon (a) the termination of the Term, whether by Landlord upon the occurrence of an Event of Default or otherwise, and (b) the failure of Tenant to exercise the Refusal Right with respect to any Refusal Space as and within the time period specified in this Exhibit "E".

                                   EXHIBIT "F"

                                 RENEWAL OPTIONS
                                 ---------------

Tenant shall have the right to renew and extend this Lease with respect to the Premises then subject to this Lease for the Renewal Term(s) upon and subject to the following terms and conditions:

1. Tenant may renew this Lease for two (2) Renewal Terms of five (5) years each. Each Renewal Term, herein so called, shall commence immediately upon the expiration of the original Term or preceding Renewal Term, as the case may be, by Tenant's giving written notice thereof to Landlord no later than six (6) months prior to the expiration of the original Term or the expiration of the preceding Renewal Term, as the case may be. If Tenant does not renew this Lease for a Renewal Term, then Tenant shall have no further renewal rights. The term "Term" as used herein shall mean the initial Term specified in Section 1(b) of the Lease as may be extended pursuant to the exercise of any renewal option provided herein.

2. The exercise by Tenant of any renewal option granted hereinabove must be made, if at all, by written notice executed by Tenant and delivered to Landlord on or before the date set forth hereinabove. Once Tenant shall exercise the renewal option, Tenant may not thereafter revoke such exercise. Tenant shall not have the right to exercise the renewal option at a time when there is an uncured Event of Default under this Lease. Tenant's failure to exercise timely the renewal option for any reason whatsoever shall conclusively be deemed a waiver of such renewal option.

3. Tenant shall take the Premises "as is" for each Renewal Term and Landlord shall have no obligation to make any improvements or alterations to the Premises, except that Landlord will provide Tenant with a Market Rate Refurbishment Allowance at the beginning of each Renewal Term. For purposes of this provision, the term "Market Rate Refurbishment Allowance" shall mean refurbishment allowances being offered for renewals of comparable office/light assembly buildings in the Plano, Texas area on the effective date for the Renewal Term in question which shall be determined using the same procedures as set forth in paragraph 5 below with respect to Fair Market Value Rate.

4. Base Rent for the Renewal Term attributable to the Premises shall be at an annual rate per square foot of Rentable Area of the Premises equal to 95% of the Fair Market Value Rate, as hereinafter defined, which shall be increased, adjusted, or augmented as provided in and under this Lease, except that the Base Year shall be changed to the first (1st) year of the Renewal Term in question.

5. As used in this Exhibit "F", "Fair Market Value Rate" shall mean the fair market value base rent rate per square foot of rentable area per year in effect on the effective date for the Renewal Term in question for comparable tenants, taking comparable space, in comparable condition, under comparable terms in comparable office/light assembly buildings in the Plano, Texas area, taking into consideration the credit standing of Tenant and all other relevant factors. Within five (5) days after Tenant's exercise of a renewal option, Landlord shall deliver to Tenant in writing the proposed Fair Market Value Rate for the renewal term in question. If Tenant disagrees with such Fair Market Value Rate, Landlord and Tenant will attempt to come to agreement as to an acceptable Fair Market Value Rate for such Renewal Term. If Landlord and Tenant cannot agree within 30 days after Tenant's exercise of the renewal option in question, then either Landlord or Tenant may serve a written notice to the other stating that an appraisal should be conducted pursuant to this Paragraph 5 of Exhibit "F", in which event five (5) days after such notice is given, Landlord and Tenant shall each nominate and appoint one (1) appraiser to determine the Fair Market Value Rate. Upon the appointment of the two (2) appraisers as hereinabove provided, said two (2) appraisers shall be sworn faithfully and fairly to determine the Fair Market Value Rate as of the effective date of the Renewal Term. The two (2) appraisers shall afford to Landlord and Tenant the right to submit evidence with respect to such value and shall, with all possible speed, make their respective determinations in writing and give notice thereof to Landlord and Tenant. If there is a variance of less than five percent (5%) in the fair market values determined by the two (2) appraisers, the average of the values so determined shall be controlling and shall be binding upon Landlord and Tenant. If there is a variance of more than five percent (5%) in the fair market values determined by the two
     (2) appraisers, said appraisers shall forthwith and within five (5) days after both of such appraisers have made their determinations appoint in writing a third (3rd) appraiser and give written notice of such appointment to Landlord and Tenant. In the event the two (2) appraisers fail to appoint or agree upon such third (3rd) appraiser within said five (5) day period, a third (3rd) appraiser shall be selected by Landlord and Tenant if they so agree upon such third (3rd) appraiser within a further period of five (5) days. If any appraiser shall not be appointed or agreed upon within the time herein provided, then Landlord or Tenant may apply to any state district court judge of the State of Texas in the Dallas/Fort Worth, Texas area for the appointment of such appraiser. Such appraiser shall be sworn faithfully and fairly to determine, pursuant to the procedures set forth above, the question at issue. The Fair Market Value Rate shall be the average of the two determinations that are closer to each other than the third determination. If the appraisal mechanism is utilized to determine Fair Market Value Rate hereunder, such determination shall, in all events, be made within 90 days following the date upon which Tenant exercised the renewal option in question. Landlord and Tenant shall pay the fees and expenses of the appraiser it appoints, and the fees and expenses of the third (3rd) appraiser and any general expenses incurred by the panel of appraisers in connection with the appraiser shall be divided equally between Landlord and Tenant. In the event any appraiser appointed as aforesaid shall thereafter die or becomes unable or unwilling to act, such appraiser's successor shall be appointed in the same manner as provided in this paragraph for the appointment of the appraiser's dying or becoming unable or unwilling to act. Any appraiser appointed hereunder shall have no less than ten (10) years' experience in the appraisal of real property of the type comparable to the property, and shall hold the professional designation of M.A.I. or its equivalent, or any such appraiser may be a licensed real estate broker who is a member of the Society of Industrial and Office Realtors and who has at least ten (10) years' experience in leasing premises similar to the Premises.

                                   EXHIBIT "G"

                       DESCRIPTION OF JANITORIAL SERVICES
                       ----------------------------------

Landlord shall be responsible for providing janitorial services five (5) days per week, excluding national holidays, for the interior of the Premises in a good and workmanlike manner in accordance with the specifications deemed customary by Landlord or such additional and/or alternative specifications as from to time are mutually acceptable to and set forth in writing by Landlord and Tenant. Those specifications are more particularly described as follows:

A.   OFFICE LEASE:

     1. Empty, clean and damp dust all waste receptacles and remove wast paper and rubbish from the premises nightly; wash receptacles as necessary.

     2.     Empty and clean all ash trays nightly.

     3. Vacuum all rugs and carpeted areas in office, lobbies and corridors nightly.

     4. Hand dust and wipe clean with damp or treated cloth all office furniture, files, fixtures, and all other horizontal surfaces nightly; window sills weekly and wash window sills when necessary.

     5. Clean all vertical surfaces, including doors, door frames, around light switches, private entrance glass, and partitions weekly.

     6.     Wash clean all water coolers nightly.

     7.     Damp mop spillage in office and public areas as required.

     8.     Hand dust all telephones with treated cloth as necessary.

B. TOILETS:

     1.     Damp mop, rinse and dry floors nightly.

     2.     Scrub floors as necessary.

     3.     Clean all mirrors, bright work and enameled surfaces nightly.

     4. Wash and disinfect all basins, urinals and bowls nightly, using scouring powder to remove stains and clean undersides of rim of urinals and bowls.

     5. Wash both sides of all toilet seats with soap and water or disinfectant nightly.

     6. Damp wipe nightly, wash with disinfectant when necessary, all partitions, tile walls and outside surface of all dispensers and receptacles.

     7. Empty and sanitize all receptacles and sanitary disposals nightly; thoroughly clean and wash at least once per week.

     8. Fill toilet tissue, soap, towel and sanitary napkin dispensers daily.

     9. Clean flushometers, piping, toilet seat hinges and other metal work nightly.

     10. Wash all wall partitions, tile walls and enamel surfaces from trim to floor monthly.

C. FLOORS:

     1. Ceramic tile, marble or terrazzo floors to be swept nightly and washed or scrubbed as necessary.

     2. Vinyl, asphalt, rubber or other composition floors and bases to be cleaned nightly.

     3.     Tile floors in office areas will be waxed and buffed monthly.

     4.     All tile floors stripped, machine cleaned and rewaxed semi-annually.

     5.     All carpeted areas and rugs to be vacuum cleaned nightly.

     6. Carpet shampooing will be performed at Tenant's request and billed to Tenant at Lessor's contractor's reasonable cost thereof.

D. GLASS:

     1. Clean all perimeter windows, inside and outside, a minimum of net less than two (2) times per year with respect to outside windows and one (1) time per year with respect to inside windows.

E. HIGH DUSTING (Quarterly):

     1. Dust and wipe clean all closet shelving when empty and carpet sweep or dry mop all floors in closets if such are empty.

     2.     Dust all picture frames, charts, graphs and similar wall hangings.

     3. Dust clean all vertical surfaces such as walls, partitions, doors, door bucks and other surfaces above shoulder height.

     4. Damp dust all ceiling air conditioning diffusers, wall grilles, registers and other ventilating louvers.

     5. Dust the exterior surfaces of lighting fixtures, including glass and plastic enclosures.

F. DRAPERIES:

     1. Spot clean all blinds at a minimum of not less often than three (3) times a year.

     2. Cleaning of individual pairs of draperies will be performed at Tenant's request and billed to Tenant at Lessor's Contractor's reasonable cost thereof.

G. GENERAL:

     1. Where "as needed", "as necessary", or "as required" is used in this janitorial specification, the Lessor shall be the sole judge.

     2. It is expressly understood the Lessor shall maintain all common areas of the Building in a first-class manner comparable to other Class A Office/Tech/R&D buildings in Plano, Texas.

                                   EXHIBIT "H"

                              RIGHT OF FIRST OFFER
                              --------------------

If Landlord desires to sell one or more of the Buildings in the Project, or all of the Project (the "Sale Property"), then Landlord shall notify Tenant thereof, setting forth in such notice the complete terms and conditions pursuant to which Landlord would sell the Sale Property (including the closing date of such sale). Said notice shall be accompanied with rent rolls, operating statements and other information relating to the Sale Property as is necessary for Tenant to evaluate the proposed transaction. Within fifteen (15) days after such notice from Landlord, Tenant shall have the right to deliver a contract to Landlord to purchase the Sale Property on the terms set forth in Landlord's notice. If Tenant exercises its rights described hereinabove, then Landlord shall have the option to either accept or reject Tenant's contract to purchase the Sale Property by delivering written notice thereof to Tenant within fifteen (15) days after receiving Tenant's contract. If Landlord accepts Tenant's contract, then Tenant shall be required to purchase the Sale Property on the closing date set forth in Landlord's notice, and otherwise in accordance with the terms and provisions of Tenant's contract. If Landlord rejects Tenant's offer in Tenant's contract, then Landlord shall be free to sell the Sale Property for a purchase price and on financial terms not more favorable to the third party than those stated in Tenant's contract within the one hundred eighty (180) day period following Landlord's rejection of Tenant's contract. If Landlord desires to sell the Sale Property to such third party on terms and conditions that are more favorable to the third party than those stated in Tenant's contract, then Landlord shall again be required to comply with the provisions of this Exhibit "H". If a contract is not entered into by Landlord and a third party covering the sale to such third party of the Sale Property in accordance with this Exhibit "H" within such one hundred eighty (180) day period, then Landlord may not sell the Sale Property without again complying with the provisions of this Exhibit "H". For purposes of determining whether or not the purchase price of a particular offer is more or less favorable than the purchase price of Tenant's contract, the consideration to be received by Landlord from Tenant thereunder shall be net of any brokerage commissions or fees which Landlord would be obligated to pay in the case of a sale to Tenant. The provisions of this Exhibit "H" shall not apply, and Tenant shall have no rights whatsoever in the event the Sale Property is being sold or offered for sale to a partner in Landlord pursuant to the buy-sell provisions of the Landlord's partnership agreement existing as of the date of this Lease; provided, however, the rights of Tenant pursuant to the terms of this Exhibit "H" shall survive after any such sale to a partner of Landlord.

                                   EXHIBIT "I"

                                  FORM OF SNDA
                                  ------------

             SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT
             ------------------------------------------------------

     This SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT (this "Agreement") is made and entered into as of the 4th day of February, 1999, by and among ADVANCED NEUROMODULATION SYSTEMS, INC., a corporation, hereinafter referred to as ("Tenant"), LEGACY LINCOLN I, LTD., a Texas limited partnership ("Landlord"), and NATIONSBANK, N.A., a national banking association ("Mortgagee");

     WHEREAS, Mortgagee has made a loan to Landlord, which is evidenced by that certain Promissory Note (herein, as it may be from time to time renewed, extended, amended or supplemented, called the "Note") executed by Landlord, payable to the order of Mortgagee, and secured by, among other things, that certain Deed of Trust, Assignment, Security Agreement and Financing Statement (herein, as it may have been or may be from time to time renewed, extended, amended or supplemented, called the "Mortgage") recorded in Volume 4247, Page 2425 in the real property records of Collin County, Texas, covering among other property, the land (the "Land") described in Exhibit "A" which is attached hereto and incorporated herein by reference, and the improvements thereon (such Land and improvements being herein together called the "Property");

     WHEREAS, Tenant is the tenant under a Lease Agreement (with any addenda and as amended or modified from time to time, the "Lease") dated February
4, 1999, executed by Tenant and Landlord, pertaining to certain space (the "Premises") in the building on the Land; and

     WHEREAS, the term "Landlord" as used herein means the present landlord under the Lease or, if the landlord's interest is transferred in any manner, the successor(s) or assign(s) occupying the position of landlord under the Lease at the time in question, but not Mortgagee or any Purchaser (as defined in Section 3 below);

     THEREFORE, for and in consideration of Ten Dollars ($10.00), and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, and in consideration of the mutual covenants and agreements herein contained, Tenant, Landlord, and Mortgagee hereby agree as follows:

     1. SUBORDINATION. Tenant hereby agrees and covenants that the Lease, all of Tenant's rights thereunder, Tenant's leasehold estate created thereby, including, without limitation, all renewal, expansion and purchase rights, if any, all of Tenant's right, title and interest in and to the Premises, are and shall be completely and unconditionally subject, subordinate and inferior to (a) the Mortgage and the rights of Mortgagee thereunder and all right, title and interest of Mortgagee in the Property, and (b) all other security documents now or hereafter securing payment of any indebtedness of the Landlord (or any prior landlord) to Mortgagee which cover or affect any or all of the Property (the "Security Documents"). Without limitation of any other provision hereof, Mortgagee may at its option and without joinder or further consent of Tenant, Landlord, or anyone else, at any time after the date hereof subordinate the lien of the Mortgage (or any other lien or security interest held by Mortgagee which covers or affects the Property) to the Lease by executing an instrument which is intended for that purpose and which specifies such subordination; and in the event of any such election by Mortgagee to subordinate, Tenant shall promptly at Mortgagee's request execute any documents required to evidence or confirm such subordination; provided, however, notwithstanding that the Lease may by unilateral subordination by Mortgagee hereafter be made superior to the lien of the Mortgage, the provisions of the Mortgage relative to the rights of Mortgagee with respect to proceeds arising from an eminent domain taking (including a voluntary conveyance by Landlord) and/or insurance payable by reason of damage to or destruction of the Premises or the Property shall be prior and superior to and shall control over any contrary provisions in the Lease.

     2. NON-DISTURBANCE. Mortgagee agrees that so long as the Lease is in full force and effect and Tenant is not in default in the payment of rent, additional rent or other payments or in the performance of any of the other terms, covenants or conditions of the Lease on Tenant's part to be performed (beyond the period, if any, specified in the Lease within which Tenant may cure such default),

     (a) Tenant's possession of the Premises under the Lease and Tenant's rights and privileges thereunder, and under any extensions or renewals thereof, shall not be disturbed, diminished or interfered with by Mortgagee or any other party acting by, through or under Mortgagee in the exercise of any of its rights under the Mortgage or any of the Security Documents, including any foreclosure or conveyance in lieu of foreclosure, and

     (b) Mortgagee will not terminate the Lease, nor join Tenant as a party defendant in any proceeding for foreclosure of the Mortgage or any of the Security Documents.

     3.     ATTORNMENT

     (a) Tenant covenants and agrees that in the event of foreclosure of the Mortgage or any of the Security Documents, whether by power of sale or by court action, or upon a transfer of the Property or the Premises by conveyance in lieu of foreclosure (the purchaser at foreclosure or the transferee in lieu of foreclosure, including Mortgagee if it is such purchaser or transferee, and their successors and assigns being herein called "Purchaser"), Tenant shall attorn to Purchaser as Tenant's new landlord, and Tenant and Mortgagee agree that the Lease shall continue in full force and effect as a direct lease between Tenant and Purchaser upon all of the terms, covenants, conditions and agreements set forth in the Lease; provided, however, that in no event shall Purchaser be:

     (1) liable for any act or omission of any previous landlord (including Landlord);

     (2) subject to any offset, defense, deduction or counterclaim which Tenant might be entitled to assert against any previous landlord (including Landlord)(other than offsets arising from Landlord's failure to perform any maintenance or repair obligation required of Landlord under the Lease if, and only if, (i) Tenant has provided Purchaser with written notice of such failure and a reasonable opportunity to cure the same prior to exercising any of Tenant's rights under the Lease, (ii) Tenant duly exercises its rights under the Lease to cure such default by making such repairs or performing such maintenance to the Premises or the Building on behalf of Landlord (A) in compliance with all applicable laws, (B) with materials of a quality and grade at least equal to that in place as of the date of delivery of the Premises to Tenant, and (C) without interference with the rights of other tenants of the Property, (iii) the total liability for such default shall not exceed the fair and reasonable cost to Tenant to make such repairs or perform such maintenance on Landlord's behalf);

     (3) bound by any payment of rent or additional rent made by Tenant to any previous landlord (including Landlord) for more than one (1) month in advance (except for the escrow of pass-through expenses as provided in the Lease);

     (4) bound by any amendment or modification of the Lease hereafter made that results in a reduction of rent or other sums due and payable pursuant to the Lease, terminates the Lease (except pursuant to an express right of termination set forth in the Lease as of the date of this Agreement), modifies the terms of the Lease regarding surrendering possession of the Premises, provides for payment of rent more than one (1) month in advance, permits the subordination of the Lease to any lien other than the Mortgage, modifies the permitted uses under the Lease, modifies the provisions regarding Tenant's obligation to comply with all laws (including environmental laws) or otherwise makes Landlord's obligations thereunder more onerous without the prior written consent of the Mortgagee;

     (5) liable for any deposit that Tenant may have given to any previous landlord (including Landlord) which has not, as such, been transferred to and received by Purchaser; or

     (6) otherwise liable, except as provided above, with respect to any act, omission, event, condition or circumstance to the extent that the same occurred or arose before such transfer of the Property or the Premises to Purchaser.

The above listed items (1)-(6) shall not be construed to modify or limit any rights Tenant may have at law or in equity against Landlord or any other prior owner of the Premises.

     (b) The provisions of this Agreement regarding attornment by Tenant shall be self-operative and effective without the necessity of execution of any new lease or other document on the part of any party hereto or the respective heirs, legal representatives, successors or assigns of any such party. Tenant agrees, however, to execute and deliver at any time and from time to time, promptly upon the written request of Landlord or of any holder(s) of any of the indebtedness or other obligations secured by the Mortgage, any instrument or certificate which, in the reasonable judgment of Landlord or of such holder(s), may be necessary or appropriate in any such foreclosure proceeding or otherwise to evidence such attornment in accordance with the terms hereof, including, if requested, a new lease of the Premises on the same terms and conditions as the Lease and for the then unexpired term of the Lease.

     4. ESTOPPEL CERTIFICATE. Tenant agrees to execute and deliver from time to time, upon the written request of Landlord or of any holder(s) of any of the indebtedness or other obligations secured by the Mortgage and Security Documents, a certificate regarding the status of the Lease, including statements, if true (or if not, specifying why not), (i) that the Lease is in full force and effect, (ii) of the date through which rentals have been paid,
(iii) of the date of the commencement of the term of the Lease, (iv) of the nature of any amendments or modifications of the Lease, (v) that no default, or state of facts which with the passage of time or notice (or both) would constitute a default, exists under the Lease, and (vi) of such other matters as may reasonably be requested.

     5. ACKNOWLEDGMENT AND AGREEMENT BY TENANT. Tenant hereby acknowledges and agrees as follows:

     (a) Tenant acknowledges and recognizes the Mortgage and the agreements evidencing and securing the loan evidenced by the Note.

     (b) Tenant acknowledges that it is aware that the Landlord's interest in the Lease has been assigned to Mortgagee in connection with the financing of the Property and that Mortgagee will rely upon this instrument in connection with such financing.

     (c) Mortgagee, in making any disbursements to Landlord, is under no obligation or duty to oversee or direct the application of the proceeds of such disbursements, and such proceeds may be used by Landlord for purposes other than improvement of the Property.

     (d) From and after the date hereof, in the event of any default by Landlord under the Lease or any act or omission by Landlord which would give Tenant the right, either immediately or after a lapse of time, to terminate the Lease or claim a partial or total eviction (except the failure of Landlord to initially deliver the Premises to Tenant on or before the date specified in the Lease), Tenant shall not exercise any such right or remedy unless and until all of the following conditions are met: (1) Mortgagee shall have received from Tenant written notice of such default, act or omission; and (2) Mortgagee shall have had a period for cure of such default, act or omission beginning upon the later of Mortgagee's receipt of such notice or Mortgagee's becoming entitled under the Mortgage to remedy the same and continuing for a period equal to the period provided to Landlord for cure under the Lease, but in any event at least thirty (30) days after receipt of such notice or for such longer period of time as may be reasonably necessary to cure or remedy such default, act or omission, including such period of time as may be necessary to obtain possession of the Property and thereafter cure or remedy such default, act, or omission (not to exceed, in any event, 120 days), during which period of time Mortgagee shall be permitted to cure or remedy such default, act or omission; provided, however, that Mortgagee shall have no duty or obligation to cure or remedy any breach or default.

     (e) From and after the date hereof, in the event of any default by Landlord under the Lease or any act or omission by Landlord which would give Tenant the right, either immediately or after a lapse of time, to exercise any right of self-help, Tenant shall not exercise any such right unless and until all of the following conditions are met: (1) Mortgagee shall have received from Tenant written notice of such default, act or omission; and (2) Mortgagee shall have had a period for cure of such default, act or omission beginning upon the date of Mortgagee's receipt of such notice and continuing for a period equal to the period provided to Landlord for cure under the Lease, but in any event at least fifteen (15) days after receipt of such notice.

     (f) Tenant has notice that the rent and all other sums due under the Lease have been assigned to Mortgagee as additional security. Tenant shall not prepay any rents or other sums due under the Lease for more than one (1) month in advance of the due dates therefor (except as may be provided otherwise in the Lease). In the event that Mortgagee notifies Tenant in writing of a default under the Mortgage and demands that Tenant pay its rent and all other sums due under the Lease directly to Mortgagee, Tenant shall honor such demand and pay its rent and all sums due under the Lease directly to Mortgagee or as otherwise required pursuant to such written notice. Landlord hereby authorizes Tenant to make such payments to Mortgagee and hereby releases and discharges Tenant of and from any liability to Landlord resulting from Tenant's payment to Mortgagee in accordance with this Agreement, and hereby agrees that such described payment to Mortgagee shall be deemed to discharge Tenant's obligations to Landlord under the Lease in respect of such described payment.

     (g) Tenant shall send a copy of any notice or statement under the Lease to Mortgagee at the same time such notice or statement is sent to Landlord, by registered or certified mail, postage prepaid, at the address of Mortgagee set forth in this Agreement or such other address as Mortgagee may designate to Tenant.

     (h) This Agreement satisfies any condition or requirement in the Lease relating to the granting of a non-disturbance agreement in connection with the Mortgage, and Tenant waives any provision to the contrary in the Lease.

     (i) Mortgagee and any Purchaser shall have no obligation or liability to Tenant or any other party with respect to any conflict between the Lease and any law, rule, regulation or ordinance, whether federal, state or local, the provisions of the Lease giving rise to such conflict shall be null and void to the extent of such conflict, without the remaining provisions of the Lease being impaired or affected, and Tenant shall have no right to terminate or cancel the Lease or take any other remedial action against Mortgagee or any Purchaser or against any other party for which Mortgagee or any Purchaser would be liable on account of such conflict.

     (j) Mortgagee and any Purchaser shall have no obligation or incur any liability w7ith respect to the erection or completion of the improvements in which the Premises are located or for completion of the Premises or any improvements for Tenant's use and occupancy, either at the commencement of the term of the Lease, upon any renewal or extension thereof or upon the addition of additional space pursuant to any expansion rights contained in the Lease. Nothing herein shall be deemed to prohibit Tenant from exercising any express right in the Lease to terminate the Lease if Landlord shall fail to deliver to Tenant the completed Premises on or before the outside date specified in the Lease.

     (k) Mortgagee and any Purchaser shall have no obligation or liability with respect to any warranty of any nature whatsoever, express or implied, made to Tenant by landlord, any agent or employee of Landlord, or any other party, whether pursuant to the Lease or otherwise, including without limitation any warranties respecting use, compliance with zoning, Landlord's title, Landlord's authority, habitability, fitness for any purpose or possession.

     (l) In the event that Mortgagee or any Purchaser shall acquire title to the Premises or the Property through foreclosure, deed-in-lieu of foreclosure, or otherwise, Mortgagee or such Purchaser shall have no obligation or liability beyond Mortgagee's or Purchaser's then equity interest, if any, in the Property or the Premises, and Tenant shall look solely to such equity interest of Mortgagee or Purchaser, if any, for the payment and discharge of any obligations imposed upon Mortgagee or Purchaser hereunder or under the Lease or for recovery of any judgment or award from Mortgagee or Purchaser, and in no event shall Mortgagee or Purchaser ever be personally liable for such judgment or award. This subparagraph (l) shall not be construed as a limitation of Tenant's self-help rights under the Lease or rights under applicable law to pursue equitable remedies which may be available to Tenant.

     (m) Nothing herein contained is intended, nor shall it be construed, to abridge or adversely affect any right or remedy of Landlord or Tenant under the Lease in the event of any default by the other party or in the performance of any of the other terms, covenants or conditions of the Lease.

     (n) Landlord has not agreed to any abatement of rental or period of "free rent" for the Premises unless same is specifically provided in the Lease, and Tenant agrees that in the event Mortgagee or any Purchaser becomes the owner of the Property, no agreement for abatement of rent not specifically provided for in the Lease shall be binding on Mortgagee or Purchaser.

     (o) Tenant hereby acknowledges and agrees that in the event of a failure or disruption in building services of any kind (including, but not limited to, janitorial, elevator, maintenance, electrical, water, sewer or any other utility service), for any length of time, Landlord, Mortgagee and/or Purchaser shall not be liable for any damages, actual or consequential, arising from or relating to such failure or disruption of service if such failure or disruption is cured or remedied in accordance with the terms of the Lease.

     6. ACKNOWLEDGMENT AND AGREEMENT BY LANDLORD. Landlord, as landlord under the Lease and grantor under the Mortgage, acknowledges and agrees for itself and its heirs, representatives, successors and assigns, that: (a) this Agreement does not constitute a waiver by Mortgagee of any of its rights under the Mortgage, Note or Security Documents and does not in any way release Landlord from its obligations to comply with the terms, provisions, conditions, covenants, agreements and clauses of the Mortgage, Note and Security Documents;
(b) the provisions of the Mortgage, Note and Security Documents remain in full force and effect and must be complied with by Landlord; and (c) in the event of a default under the Mortgage, Note or Security Documents, Tenant may pay all rent and all other sums due under the Lease to Mortgagee as provided herein or in the Mortgage, Note and Security Documents or any separate assignment. Landlord represents and warrants to Mortgagee that a true and complete copy of the Lease has been delivered by Landlord to Mortgagee.

     7. LEASE STATUS. Landlord and Tenant each certify to Mortgagee that neither Landlord nor Tenant has knowledge of any default on the part of the other under the Lease, and the Lease is bona fide and contains all of the agreements of the parties thereto with respect to the letting of the Premises and all of the agreements and provisions therein contained are in full force and effect. Tenant hereby agrees that, without the prior written consent of Mortgagee, Tenant shall not amend, alter, terminate, or waive any provision of, or consent to the amendment, alteration, termination or waiver of any provision of the Lease if such amendment, alteration, termination or waiver would (i) result in a reduction of rent or other sums due and payable pursuant to the Lease, (ii) terminate the Lease (except pursuant to an express right of termination set forth in the Lease as of the date of this Agreement, (iii) modify the terms of the Lease regarding surrendering possession of the Premises,
(iv) provide for payment of rent more than one (1) month in advance, (v) permit the subordination of the Lease to any lien other than the Mortgage, (vi) modify the permitted uses under the Lease, (vii) modify the provisions regarding Tenant's obligation to comply with all laws (including environmental laws), or
(viii) otherwise make Landlord's obligations thereunder more onerous.

     8. NOTICES. All notices, requests, consents, demands and other communications required or which any party desires to give hereunder shall be in writing and shall be deemed sufficiently given or furnished if delivered by personal delivery, by telegram, telex, or facsimile, by expedited delivery service with proof of delivery, or by registered or certified United States mail, postage prepaid, at the addresses specified at the end of this Agreement (unless changed by similar notice in writing given by the particular party whose address is to be changed). Any such notice or communication shall be deemed to have been given either at the time of personal delivery or, in the case of delivery service or mail as a certified or registered item, as of the date such notice is deposited in an official depository of the United States Mail properly addressed to the address of the intended recipient, or, in the case of telegram, telex, or facsimile, upon receipt. Notwithstanding the foregoing, no notice of change of address shall be effective except upon receipt. This Section shall not be construed in any way to affect or impair any waiver of notice or demand provided in this Agreement or in the Lease or in any document evidencing, securing or pertaining to the loan evidenced by the Note or to require giving of notice or demand to or upon any person in any situation or for any reason.

     9.     MISCELLANEOUS.

     (a)    This Agreement supersedes any inconsistent provision of the Lease.

     (b) Nothing contained in this Agreement shall be construed in derogation of or in any way to impair or affect the liens, security interests or provisions of the Mortgage or Security Documents.

     (c) This Agreement shall inure to the benefit of and be binding upon Mortgagee, Landlord, Tenant and their respective successors and permitted assigns (including, but not limited to any party who purchases the Property pursuant to a foreclosure of the Mortgage and the grantee of a deed in lieu of foreclosure and their respective successors and assigns), and any Purchaser, and its successors and assigns; provided, however, that in the event of the assignment or transfer of the interest of Mortgagee, all obligations and liabilities of the assigning Mortgagee under this Agreement shall terminate, and thereupon all such obligations and liabilities shall be the responsibility of the party to whom Mortgagee's interest is assigned or transferred, and provided further that, the interest of Tenant under the Lease and this Agreement may not be assigned or transferred without the prior written consent of Mortgagee; provided, however, that Tenant shall have the right, without Mortgagee's consent, to assign the Lease as permitted by the terms of the Lease (in which case Tenant may assign its rights under this Agreement to such assignee without Mortgagee's consent).

     (d) If any provision of this Agreement shall be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not apply to or affect any other provision hereof, but this Agreement shall be construed as if such invalidity, illegality, or unenforceability did not exist.

     (e) This Agreement and its validity, enforcement and interpretation shall be governed by the laws of the State of Texas and applicable United States federal law except only to the extent, if any, that the laws of the state in which the Property is located necessarily control.

     (f) The words "herein," "hereof" and "hereunder" and other similar compounds of the word "here" as used in this Agreement refer to this entire Agreement and not to any particular section or provision.

     (g) This Agreement may not be modified orally or in any manner other than by an agreement in writing signed by the parties hereto or their respective successors in interest.

--------------------------------------------------------------------------------
               THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK
--------------------------------------------------------------------------------

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                                    MORTGAGEE:

                                    NATIONSBANK, N.A.,
                                    a national banking association

                                    By:      /s/Robert H. Shore
                                    Name:    Robert H. Shore
                                    Title:   Vice President

                                    TENANT:

                                    ADVANCED NEUROMODULATION SYSTEMS, INC.,
                                    a Texas corporation


                                    By:      /s/Stuart B. Johnson
                                    Name:    Stuart B. Johnson
                                    Title:   Vice President, Operations

                                    LANDLORD:

                                    LEGACY LINCOLN I, LTD.,
                                    a Texas limited partnership

                                    By: Lincoln Property Company No. 2698, Ltd.,
                                        a Texas limited partnership, its General
                                        Partner

                                            By: Lincoln Property Company No.
                                                2699, Inc., a Texas corporation,
                                                its General Partner


                                                   By:      /s/ John H. Walter
                                                   Name:    John H. Walter
                                                   Title:   Vice President

                                    Address of Mortgagee:
                                    NationsBank, N.A.
                                    901 Main Street, 51st Floor
                                    Dallas, Texas 75202
                                    Attention: Real Estate Loan Administration

                                    Address of Tenant:
                                    One Allentown Parkway
                                    Allen, Texas 75002-4211
                                    Attention: Stuart B. Johnson

                                    Address of Landlord:
                                    Legacy Lincoln I Ltd.
                                    3300 Lincoln Plaza
                                    500 North Akard Street
                                    Dallas, Texas   75201
                                    Attention: Thomas H. Kuhlmann

                                    EXHIBIT A

                          Legal Description of the Land
                          -----------------------------

BEING a 14.9216 acre tract of land situated in the Maria C. Vela Survey, Abstract No. 935, City of Plano, Collin County, Texas, and being a part of a 1,094.07 acre tract conveyed to Quorum Development Corporation by Deed recorded in Volume 1171, Page 174, Land Records of Collin County, Texas, and being more particularly described as follows (bearings referenced to EDS monumentation system):

COMMENCING at a found 3-inch aluminum disk stamped "TU Electric" for the southwest corner of Plano Tennyson Parkway Substation, an addition to the City of Plano, Texas, as recorded in Cabinet G, Page 437, Map Records of Collin County, Texas, said point South 74 degrees 09 minutes 03 seconds West, a distance of 3,302.03 feet from a found brass disk in concrete stamped "EDS 10", having EDS truncated surface coordinates North 75014.8828 feet, East 90574.1977 feet;

THENCE North 00 degrees 00 minutes 18 seconds East, along the west line of said Plano Tennyson Parkway Substation, a distance of 500.00 feet to a found 3-inch aluminum disk stamped "TU Electric" for the northwest corner of said Plano Tennyson Parkway Substation;

THENCE South 89 degrees 59 minutes 42 seconds East, along the north line of said Plano Tennyson Parkway Substation, a distance of 1095.36 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for the POINT OF BEGINNING;

THENCE north 00 degrees 40 minutes 47 seconds West, departing the north line of said Plano Tennyson Parkway Substation, a distance of 989.29 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner;

THENCE North 89 degrees 19 minutes 13 seconds East, a distance of 653.20 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner, said point being in the West line of Windcrest Drive (a 60'
ROW) and being the beginning of a curve to the left having a central angle of 15 degrees 13 minutes 35 seconds, a radius of 530.00 feet, a tangent length of
70.84 feet, and a chord bearing South 06 degrees 56 minutes 01 seconds West
140.43 feet;

THENCE in a southerly direction along said curve to the left, and with the West line of Windcrest Drive, an arc distance of 140.85 feet to a 1 inch iron rod found for corner;

THENCE South 00 degrees 40 minutes 47 seconds East, with the West line of Windcrest Drive, a distance of 1136.28 feet to a 1 inch iron rod found for corner, said point being the beginning of a curve to the right having a central angle of 03 degrees 08 minutes 58 seconds, a radius of 670.00 feet, a tangent length of 18.42 feet, and a chord bearing South 00 degrees 53 minutes 42 seconds West, 36.82 feet;

THENCE in a southerly direction along said curve to the right, and with the west line of Windcrest Drive, an arc distance of 36.38 feet to a 1 inch iron rod found for corner;

THENCE South 89 degrees 42 minutes 57 seconds West, departing said West line of Windcrest Drive, a distance of 58.99 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner in the east line of the above mentioned Plano Tennyson Parkway Substation;

THENCE North 00 degrees 40 minutes 47 seconds West, with the East line of said Plano Tennyson Parkway Substation, a distance of 315.72 feet to a 1/2 inch iron rod found with yellow plastic cap stamped "Halff Associates, Inc." for corner, said point being the Northeast corner of said Plano Tennyson Parkway Substation;

THENCE North 89 degrees 59 minutes 42 seconds West, with the North line of said Plano Tennyson Parkway Substation, a distance of 574.64 feet to the POINT OF BEGINNING and containing 649,985 square feet or 14.9216 acres of land.

                                   EXHIBIT "J"

                              HAZARDOUS SUBSTANCES
                              --------------------

Isopropyl Alcohol
Mek
Toluene
Acetone
AK-225
Wavieide
Dimethyl Siloxane
Acid Flux
Sulfuric Acid
Liquid Vinyl
Naphtha Methoysilane
Sodium Dichromate
Dichloromethane
Bleach

                                  EXHIBIT 11.1

                     Advanced Neuromodulation Systems, Inc.
                        Computation of Earnings Per Share
                             Years Ended December 31

                                                            1998         1997           1996
                                                        ------------  ------------  ------------
Basic earnings (loss) per share:
    Weighted average common
        shares outstanding ..........................     8,314,290     8,428,393     8,259,129
                                                        ------------  ------------  ------------

    Net earnings from continuing operations .........   $ 2,585,706   $   817,511   $   114,514
    Net earnings  (loss) from discontinued operations     4,373,496       (93,490)     (526,671)
                                                        ------------  ------------  ------------
    Net earnings (loss) .............................   $ 6,959,202   $   724,021   $  (412,157)
                                                        ------------  ------------  ------------


    Net earnings from continuing operations
        per share ...................................   $      0.31   $      0.10   $      0.01
    Net earnings  (loss) from discontinued operations
        per share ...................................          0.53         (0.01)        (0.06)
                                                        ------------  ------------  ------------
    Net earnings (loss) per share ...................   $      0.84   $      0.09   $     (0.05)
                                                        ------------  ------------  ------------

Diluted earnings (loss) per share:
    Weighted average common
        shares outstanding ..........................     8,314,290     8,428,393     8,259,129
    Stock options and warrants--based on the treasury
        stock method using average market price .....       229,750       429,693       550,454
                                                        ------------  ------------  ------------
    Diluted common and common equivalent
        shares outstanding ..........................     8,544,040     8,858,086     8,809,583
                                                        ------------  ------------  ------------

    Net earnings from continuing operations .........   $ 2,585,706   $   817,511   $   114,514
    Net earnings (loss) from discontinued operations      4,373,496       (93,490)     (526,671)
                                                        ------------  ------------  ------------
    Net earnings (loss) .............................   $ 6,959,202   $   724,021   $  (412,157)
                                                        ------------  ------------  ------------

    Net earnings from continuing operations
        per share ...................................   $      0.30   $      0.09   $      0.01
    Net earnings (loss) from discontinued operations
        per share ...................................          0.51         (0.01)        (0.06)
                                                        ------------  ------------  ------------
    Net earnings (loss) per share ...................   $      0.81   $      0.08   $     (0.05)
                                                        ------------  ------------  ------------

                                  EXHIBIT 21.1

                                  SUBSIDIARIES
                                  ------------

The Company has no "significant subsidiaries" as defined in Rule 1-02 (w) of Regulation S-X.

                                  EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 - Nos. 2-82414, 2-91410, 33-235312, and 33-00967, and Form S-3 - No.
33-40927) pertaining to the Advanced Neuromodulation Systems, Inc. 1979 Amended and Restated Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Directors' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1987 Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1995 Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Sales and Marketing Employees Stock Option Plan; the Heaton Stock Option Plan; the registration of 100,000 shares of Common Stock issued pursuant to a Common Stock Purchase Warrant between Advanced Neuromodulation Systems, Inc. and Robert L. Swisher, Jr. and the related Prospectuses of our report dated February 26, 1999, with respect to the consolidated financial statements of Advanced Neuromodulation Systems, Inc. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                        /s/ Ernst & Young LLP
                                        ---------------------
                                        Ernst & Young LLP


Dallas, Texas
March 26, 1999