Form 10-Q
period 1999-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1999-05-10
CIK 351721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                         May 6, 1999
         ------------------------             ---------------------------------
         Common stock, $.05 Par Value                    7,535,379

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.     Financial Information                                             2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           March 31, 1999 and December 31, 1998              3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months Ended
                           March 31, 1999 and 1998                             5


                      Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended
                           March 31, 1999 and 1998                             6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1998
                           and the Three Months Ended March 31, 1999           7


                      Notes to Condensed Consolidated
                           Financial Statements                             8-13

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  14-19

PART II.    Other Information                                                 20

     Item 6.     Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                    21

                                     PART I


                              FINANCIAL INFORMATION

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                       March 31,
                                                          1999      December 31,
Assets                                                (Unaudited)      1998
------                                               ------------- -------------
Current assets:
  Cash and cash equivalents                          $  19,081,986 $ 11,697,209
  Marketable securities                                    536,199      566,072
  Receivables:
   Trade accounts, less allowance for
      doubtful accounts of $161,110 in 1999
      and $249,607 in 1998                               3,409,416    3,135,615
   Interest and other                                      132,762      124,511
                                                     ------------- -------------
      Total receivables                                  3,542,178    3,260,126
                                                     ------------- -------------
  Inventories:
   Raw materials                                         1,888,434    1,010,865
   Work-in-process                                         498,683      415,442
   Finished goods                                        1,138,091    1,216,955
                                                     ------------- ------------
      Total inventories                                  3,525,208    2,643,262
                                                     ------------- ------------

  Net assets of building and land sold in 1999                 --     6,310,985
  Deferred income taxes                                    569,266      887,609
  Prepaid expenses and other current assets                843,956      852,025
                                                     ------------- ------------
      Total current assets                              28,098,793   26,217,288
                                                     ------------- -------------

Property, plant and equipment:
  Leasehold improvements                                    98,929          ---
  Furniture and fixtures                                 1,452,007      882,968
  Machinery and equipment                                2,101,740    2,066,514
                                                     ------------- ------------
                                                         3,652,676    2,949,482
  Less accumulated depreciation and amortization         1,194,724    1,060,890
                                                     ------------- ------------
      Net property, plant and equipment                  2,457,952    1,888,592
                                                     ------------- ------------

Cost in excess of net assets acquired, net
  of accumulated amortization of $1,873,768
  in 1999 and $1,734,617 in 1998                         8,937,896    9,077,047
Patents, net of accumulated amortization of
  $343,809 in 1999 and $302,281 in 1998                  3,012,755    3,054,283
Purchased technology from acquisitions, net
  of accumulated amortization of $1,066,667
  in 1999 and $1,000,000 in 1998                         2,933,333    3,000,000
Tradenames, net of accumulated amortization
  of $500,000 in 1999 and $468,750 in 1998               2,000,000    2,031,250
Other assets, net of accumulated amortization
  of $86,241 in 1999 and $68,993 in 1998                   199,660      216,908
                                                     ------------- ------------
                                                     $  47,640,389 $ 45,485,368
                                                     ============= ============

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                                       March 31,
                                                         1999       December 31,
                                                      (Unaudited)      1998
                                                     ------------- -------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable                                  $     704,252 $    904,899
   Short-term notes payable and current maturities
      of long-term notes payable                               ---    3,633,475
   Deferred revenue                                            ---      900,000
   Accrued salary and employee benefit costs               716,801      562,618
   Income taxes payable                                  3,367,916    2,276,655
   Other accrued expenses                                1,236,372    1,513,499
                                                     ------------- ------------
         Total current liabilities                       6,025,341    9,791,146
                                                     ------------- ------------

Deferred income taxes                                    2,357,183    2,390,475

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,708,367 shares
      in 1999 and 8,708,367 in 1998                        435,418      435,418
   Additional capital                                   40,344,406   41,156,582
   Retained earnings (deficit)                           5,137,499     (308,859)
   Cost of common shares in treasury; 931,613
      shares in 1999 and 1,073,751 in 1998              (6,508,983)  (7,848,634)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $87,078 in 1999
      and $67,363 in 1998                                 (150,475)    (130,760)
                                                     ------------- ------------
         Total stockholders' equity                     39,257,865   33,303,747


                                                     ------------- ------------
                                                     $  47,640,389 $ 45,485,368
                                                     ============= ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                            1999        1998
                                                        ----------- -----------
Net revenue-product sales                               $ 4,595,238 $ 4,423,455
Net revenue-contract research and development             8,900,000         ---
                                                        ----------- -----------
     Total net revenue                                   13,495,238   4,423,455
                                                        ----------- -----------

Operating expenses:
  Cost of product sales                                   1,360,180   1,257,632
  Research and development                                  886,268     463,948
  Marketing                                               1,503,182   1,119,660
  Amortization of intangibles                               295,844     291,502
  General and administrative                                674,609     519,310
                                                        ----------- -----------
                                                          4,720,083   3,652,052
                                                        ----------- -----------
     Earnings from operations                             8,775,155     771,403
                                                        ----------- -----------
Other income (expenses):
  Interest expense                                          (44,861)    (96,392)
  Interest and other income                                 227,532     172,362
                                                        ----------- -----------
                                                            182,671      75,970
                                                        ----------- -----------
     Earnings from continuing operations before
       income taxes                                       8,957,826     847,373
Income taxes                                              3,511,468     345,729
                                                        ----------- -----------
     Net earnings from continuing operations              5,446,358     501,644
                                                        ----------- -----------
Discontinued Operations:
  Loss from discontinued operations, net of income
   tax benefits of $129,711 in 1998                             ---    (211,634)

  Gain on sale of assets of discontinued operations
   net of income tax expense of $3,216,482                      ---   5,200,575
                                                        ----------- -----------
     Net earnings from discontinued operations                  ---   4,988,941
                                                        ----------- -----------
     Net earnings                                       $ 5,446,358 $ 5,490,585
                                                        =========== ===========

Basic earnings per share:
     Continuing operations                              $      .70  $      .06
                                                        =========== ===========
     Discontinued operations                            $      ---  $      .58
                                                        =========== ===========
     Net earnings                                       $      .70  $      .64
                                                        =========== ===========

Diluted earnings per share:
     Continuing operations                              $      .67  $      .06
                                                        =========== ===========
     Discontinued operations                            $      ---  $      .56
                                                        =========== ===========
     Net earnings                                       $      .67  $      .62
                                                        =========== ===========

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

                                                         Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                          1999         1998
                                                     ------------- ------------
Cash flows from operating activities:
   Net earnings from continuing operations           $   5,446,358 $    501,644
                                                     ------------- ------------
   Adjustments to reconcile net earnings from
      continuing operations to net cash provided
      by operating activities
        Depreciation and amortization                      444,331      436,665
        Deferred income taxes                              295,208      (33,292)
        Changes in assets and liabilities:
          Receivables                                     (282,052)    (218,150)
          Inventories                                     (881,946)     204,432
          Prepaid expenses and other assets                  8,069      189,499
          Deferred revenue                                (900,000)         ---
          Income taxes payable                           1,091,261      361,021
          Accounts payable                                (200,647)      77,582
          Accrued expenses                                (181,576)     128,840
                                                     ------------- ------------
           Total adjustments                              (607,352)   1,146,597
                                                     ------------- ------------
             Net cash provided by
               continuing operations                     4,839,006    1,648,241
             Net cash provided by
               discontinued operations                        ---        59,049
                                                     ------------- ------------
             Net cash provided by operating
               activities                                4,839,006    1,707,290
                                                     ------------- ------------
Cash flows from investing activities:
  Proceeds from sales of marketable securities                 ---      350,000
  Additions to property, plant and equipment
      - continuing operations                             (703,194)    (295,919)
  Additions to property, plant and equipment
      - discontinued operations                                ---      (12,060)
  Net proceeds from sale of discontinued operations      6,354,965   22,460,499
                                                     ------------- ------------
             Net cash provided by investing
               activities                                5,651,771   22,502,520
                                                     ------------- ------------
Cash flows from financing activities:
  Exercise of stock options                                527,475      135,906
  Purchase of treasury stock                                   ---     (508,008)
  Payment of short-term obligations                     (3,633,475)  (8,011,826)
  Payment of long-term debt                                    ---      (42,948)
                                                     ------------- ------------
             Net cash used in financing activities      (3,106,000)  (8,426,876)
                                                     ------------- ------------
  Net increase in cash and cash equivalents              7,384,777   15,782,934

Cash and cash equivalents at beginning of year          11,697,209      747,828
                                                     ------------- ------------
Cash and cash equivalents at March 31                $  19,081,986 $ 16,530,762
                                                     ============= ============

Supplemental cash flow information is presented
  below:
Income taxes paid                                    $   2,125,000 $     18,000
                                                     ============= ============
Interest paid                                        $      44,861 $    135,321
                                                     ============= ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity

                                                       Additional    Retained        Other                      Total
                                Common Stock            Paid-in      Earnings    Comprehensive   Treasury    Stockholders'
                             Share         Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1997           8,635,509  $    431,775  $ 40,780,717  $ (7,268,061) $    (38,494)          ---  $ 33,905,937

   Net earnings                   ---           ---           ---     6,959,202           ---           ---     6,959,202
   Adjustment to
     unrealized losses
     on marketable
     securities                   ---           ---           ---           ---       (92,266)          ---       (92,266)
                                                                                                             -------------
   Comprehensive Income                                                                                         6,866,936
                                                                                                             -------------
   Shares issued upon
     exercise of
     stock options             72,858         3,643       160,554           ---           ---           ---       164,197
   Tax benefit from
     employee stock
     option exercise              ---           ---       119,509           ---           ---           ---       119,509
   Compensation
     expense resulting
     from changes to
     stock options                ---           ---     1,004,654           ---           ---           ---     1,004,654
   Issuance of 184,874
     shares from
     treasury for stock
     option exercises             ---           ---      (908,852)          ---           ---     1,562,421       653,569
   Purchase of
     1,258,625 treasury
     shares, at cost              ---           ---           ---           ---           ---    (9,411,055)   (9,411,055)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1998           8,708,367       435,418    41,156,582      (308,859)     (130,760)   (7,848,634)   33,303,747

   Net earnings                   ---           ---           ---     5,446,358           ---           ---     5,466,358
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   ---           ---           ---           ---       (19,715)          ---       (19,715)
                                                                                                             -------------
   Comprehensive Income                                                                                         5,426,643
                                                                                                             -------------
   Issuance of
     142,138 shares
     from treasury
     for stock option
     exercises                    ---           ---      (812,176)          ---           ---     1,339,651       527,475
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
March 31, 1999              8,708,367  $    435,418  $ 40,344,406  $  5,137,499  $   (150,475) $ (6,508,983) $ 39,257,865
                         ============= ============= ============= ============= ============= ============= =============

See accompanying notes to condensed consolidated financial statements.

 (1)     BUSINESS

         Continuing Operations

         Advanced Neuromodulation Systems, Inc. (the "Company" or "ANS") designs, develops, manufactures and markets implantable medical device systems used to manage chronic intractable pain and other disorders of the central nervous system. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

         The business described above was acquired in March 1995. All other businesses of the Company were sold in January 1998 as described below under Discontinued Operations.

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

         Discontinued Operations

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the three months ended March 31, 1998. During October 1998, Atrion also exercised an option to acquire the Company's land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999. Net assets of the land and facility have been presented on the Condensed Consolidated Balance Sheet at December 31, 1998, as net assets of building and land sold in 1999.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for periods ended March 31, 1999 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at March 31, 1999:

                                               Gross       Gross
                                             Unrealized  Unrealized  Estimated
                                   Cost        Gains       Losses   Fair Value
                                ----------- ----------- ----------- -----------
Investment grade preferred
  securities                    $  557,596  $       --  $  165,128  $   392,468
Publicly traded limited
  partnerships                      51,875          --      13,125       38,750
Real estate investment trusts      141,590          --      37,062      104,528
Other                               13,134          --      12,681          453
                                =========== =========== =========== ===========
                                $  764,195  $       --  $  227,996  $   536,199
                                =========== =========== =========== ===========

         At March 31, 1999, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 1999.

 (4)     NOTES PAYABLE

         Notes payable at March 31, 1999 and December 31, 1998 were as follows:

                                                        March 31,  December 31,
                                                          1999         1998
                                                     ------------- ------------
         Mortgage notes                              $        ---  $  3,633,475
         Less current maturities                              ---     3,633,475
                                                     ------------- ------------
         Lont-term notes payable                     $        ---  $        ---
                                                     ============= ============

         In 1993, the Company entered into two mortgage notes relating to its principal office and manufacturing facility. The first note, in the amount of $2,825,332 at December 31, 1998, bore interest at 8.59 percent and had a twenty-five year amortization. The Allen facility and land secured the note. The second note, in the amount of $808,143 at December 31, 1998, was related to equipment and furnishings and bore interest at 7.94 percent. The note had a ten-year amortization and was collateralized by the equipment and furnishings. On February 1, 1999, the Company repaid the two mortgage notes in connection with the sale of the land and facility to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations").

(5)      COMMITMENTS AND CONTINGENCIES

         In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company will relocate its operations to the leased facility in May 1999. Under the terms of the lease agreement, the Company will receive three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company expects to spend approximately $2.3 million for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. The Company has committed to most of the $2.3 million expenditures at March 31, 1999. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at March 31, 1999.

         The Company is a party to product liability claims related to ANS implantable stimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS stimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate or that the Company's stimulation business and future ANS product lines will not be adversely affected by these product liability claims.

         Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(6)      INCOME TAXES

         The Company recorded income tax expense from continuing operations during the three months ended March 31, 1999 and 1998, of $3,511,468 and $345,729, an overall effective tax rate of 39.2 percent and 40.8 percent, respectively. The Company's expense for amortization costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the three months ended March 31, 1998, the Company also recorded income tax expense from discontinued operations of $3,086,771 from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations").

(7)      EARNINGS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for the three months ended March 31, 1999 and 1998 are based upon 7,746,402 and 8,621,071 shares, respectively. Diluted earnings (loss) per share for the three months ended March 31, 1999 and 1998 are based upon 8,109,726 and 8,851,714 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          1999         1998
                                                     ------------- ------------

         Weighted-average shares outstanding
           (basic shares)                               7,746,402     8,621,071
         Effect of dilutive instruments
              Stock options                               349,775       217,550
              Warrants                                     13,549        13,093
                                                     ------------- ------------
              Dilutive potential common shares            363,324       230,643
                                                     ------------- ------------
              Diluted shares                            8,109,726     8,851,714
                                                     ============= ============

         For the three months ended March 31, 1999 and 1998, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 116,000 shares at an average price of $10.41 were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share for the three months ended March 31, 1998 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended March 31, 1999, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the three month period in 1999.

 (8)     SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The Company reported an after tax gain from the sale of $5.2 million during the three months ended March 31, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options. The Company also reported an after tax loss of $212,000 during the three months ended March 31, 1998, from operating losses of the CVS Operations prior to the sale to Atrion.

         As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base was maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During the fourth quarter the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. If Atrion meets the minimum requirements under the agreement until 2003, then there may be no payment required.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the three months ended March 31, 1998 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          1999         1998
                                                     ------------- ------------
         Revenue                                     $        ---  $  1,111,992
         Gross profit                                         ---       206,481
         Earnings (loss) from operations                      ---      (307,120)
         Interest expense                                     ---       (34,225)
                                                     ------------- ------------

         Loss before income tax benefit                       ---      (341,345)
         Income tax benefit                                   ---      (129,711)
                                                     ------------- ------------
         Net loss                                    $        ---  $   (211,634)
                                                     ============= ============

         On February 1, 1999, the sale of the facility to Atrion was consummated. The Company repaid the mortgage debt on the facility at the closing of the transaction (see Note 4 - "Notes Payable"). After repayment of the mortgage debt and expenses related to the transaction, the Company received $2.7 million of net proceeds. No material gain or loss was recorded on the sale of the facility except related to the tax abatement liability described above. The Company will move its operations to a 40,000 square foot leased facility in the North Dallas area during May 1999. Until such time, the Company is leasing space and equipment from Atrion at a monthly expense of $48,175 and is paying Atrion fifty percent of certain facility operating expenses. The Company expects the expense of moving and transitioning into the new facility to be immaterial.

(9)      COMPREHENSIVE INCOME

         Total comprehensive income for 1998 and for the three months ended March 31, 1999 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          1999         1998
                                                     ------------- ------------
         Net earnings                                $  5,446,358  $  6,959,202
         Other comprehensive income                       (19,715)      (92,266)
                                                     ------------- ------------
         Comprehensive income                        $  5,426,643  $  6,866,936
                                                     ============= ============

(10)     PRODUCT DEVELOPMENT AGREEMENT

         In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during the three months ended March 31, 1999 due to the termination of the agreement discussed below. The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years.

         In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate the $8 million in payments due the Company and the Company agreed to release Sofamor Danek from further contractual obligations. The $8 million payment was made in January 1999 and recognized into income as revenue during the three months ended March 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

OVERVIEW

On January 30, 1998, we sold the assets of our CVS Operations, including our MPS(R) myocardial protection system product line, to Atrion Corporation ("Atrion"). See Note 8 - "Sale of CVS Operations/ Discontinued Operations" of the Notes to Condensed Consolidated Financial Statements. We received approximately $23 million in cash from the sale. We also granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. We are leasing space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and are paying Atrion fifty percent of certain operating expenses. At that time we will move our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. We expect the expense of moving and transitioning into the new facility to be immaterial.

We have accounted for the CVS Operations as discontinued operations in the Consolidated Financial Statements for the three months ended March 31, 1998.

In June 1998, we completed an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 10 - "Product Development Agreement" of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during the three months ended March 31, 1999. In January 1999, the agreement with Sofamor Danek was terminated in conjunction with the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during the three months ended March 31, 1999.

Our strategy is to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS' core technology into other significant market segments beyond our focus on the pain management market. We are evaluating potential strategic partners for DBS to replace the terminated relationship with Sofamor Danek.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1999 and 1998
------------------------------------------------------------

We reported net earnings of $5.45 million or $.67 per diluted share for the three months ended March 31, 1999, compared to $5.49 million or $.62 per diluted share in the same 1998 period. The 1998 results included net earnings of $4.99 million from the net gain on the sale of the discontinued CVS Operations, or $.56 per diluted share. Net earnings from continuing operations increased to $5.45 million or $.67 per diluted share in 1999 compared to $502,000 or $.06 per diluted share in 1998 due to $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue from continuing ANS operations of $13.5 million for the three months ended March 31, 1999, was $9.1 million, or 205 percent, above the comparable 1998 level of $4.4 million. The 1999 period includes $8.9 million of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 4 percent to $4.6 million during the 1999 period compared to $4.4 million in the comparable 1998 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. We expect to launch our enhanced radio-frequency stimulation systems in the United States market during the second quarter of 1999. Our strategy is to expand our product offerings to all segments of the neuromodulation market and therefore we have increased our investment in research and development. These development projects include an implantable pulse generator for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a low-cost constant rate intrathecal drug pump. Through a strategic alliance with Tricumed, we are also developing a programmable rate intrathecal drug pump that we intend to market in the United States and internationally after receiving the appropriate regulatory approvals.

Gross profit from product sales increased to $3.24 million in 1999 from $3.17 million in 1998 due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales decreased to 70.4 percent in 1999 compared to 71.6 percent in 1998 due, for the most part, to an increase in manufacturing overhead expense in quality assurance and manufacturing engineering.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.36 million in 1999 compared to $2.39 million in 1998.

Research and development expense increased to $886,000 during the three months ended March 31, 1999 from $464,000 during the same period in 1998, reflecting our stepped up commitment to develop products that can expand our presence into all market segments of the neuromodulation market. This increase during 1999 compared to 1998 was the result of higher salary and benefit expense from staffing additions, higher consulting expense, higher depreciation expense and higher patent legal expense. We continue to direct these expenditures during 1999 toward development of our enhanced radio-frequency stimulation systems (which we expect to introduce to the U.S. market in the second quarter of 1999), a low-cost constant rate intrathecal drug pump, an implantable pulse generator stimulation system for spinal cord stimulation and an implantable pulse generator system for deep brain stimulation. We expect to complete the development of our implantable pulse generator stimulation system for spinal cord stimulation during the third quarter of 1999 and expect to seek FDA approval in the third quarter of 1999 to initiate clinical trials in the United States. We will also seek the CE mark (European) approval for the implantable pulse generator stimulation system for spinal cord stimulation during the second half of 1999 with market introduction expected internationally in the fourth quarter of 1999. We also expect to complete development of our low-cost constant rate intrathecal drug pump during the third quarter of 1999 and expect to seek approval from the FDA to initiate clinical trials at that time. During February 1999, we received conditional approval from the FDA to initiate a pilot clinical study to evaluate the use of our advanced radio-frequency stimulation systems to treat interstitial cystitis, an extremely painful bladder disease that affects an estimated 500,000 people worldwide. We expect to begin the pilot study in May 1999. If the pilot study is successful, we would seek approval from the FDA to initiate further clinical studies in the process to receive clearance from the FDA to begin marketing in the United States. We also are currently evaluating strategic partners to replace our former relationship with Sofamor Danek for deep brain stimulation.

Marketing expense increased from $1.12 million during the three months ended March 31, 1998 to $1.50 million during the same period in 1999. This increase in expense during 1999 compared to 1998 was attributable to higher commissions from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions and higher consulting expense.

General and administrative expense increased from $519,000 during the three months ended March 31, 1998 to $675,000 during the same period in 1999. This increase in expense during 1999 compared to 1998 was principally the result of higher salary and benefit expense from staffing additions, including a new Chief Executive Officer hired in April 1998, higher legal expense related to the termination agreement with Sofamor Danek and our new facility lease, and higher investor and public relations expense.

Amortization of ANS intangibles increased from $292,000 during the three months ended March 31, 1998 to $296,000 during the same period in 1999, mostly due to amortization expense for licensed patents related to sacral nerve stimulation, which we licensed in August 1998.

Other income increased to $183,000 for the three months ended March 31, 1999 from $76,000 during the same period in 1998. This increase was the result of two factors. First, interest expense decreased by $52,000 during 1999 compared to 1998 due to the repayment of our mortgage debt on February 1, 1999. Second, interest income increased by $55,000 in 1999 compared to 1998 due to higher funds available for investment.

Income tax expense from continuing operations increased to $3.5 million for the three months ended March 31, 1999 from $346,000 during the same period a year ago due to higher earnings from ANS operations. This represents effective tax rates of 39.2 percent in 1999 and 40.8 percent in 1998. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, thus explaining the higher effective tax rate during both 1999 and 1998 compared to the U.S.
statutory rate for corporations of 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 our working capital increased from $16.4 million at year-end 1998 to $22.1 million. The ratio of current assets to current liabilities was

4.66:1 at March 31, 1999, compared to 2.68:1 at December 31, 1998. Cash, cash equivalents and marketable securities totaled $19.6 million at March 31, 1999 compared to $12.3 million at December 31, 1998.

In January 1999, we received the $8 million payment in connection with the termination of the DBS agreement with Sofamor Danek.

During February 1999, we completed the sale of our corporate facility to Atrion for $6.5 million. After we repaid the mortgage debt on the facility and paid expenses related to the transaction, we realized net proceeds of $2.7 million.

During the first quarter of 1999, we did not repurchase any additional shares of our stock under our share repurchase program. At March 31, 1999, we had repurchased a total of 1,258,625 shares of our common stock at an aggregate cost of $9,411,055 and 241,375 shares remained authorized under our repurchase program. During the second quarter of 1999 we purchased the remaining 241,375 shares which were authorized under the stock repurchase program at a cost of $1,673,672, or $6.93 per share.

We spent $703,000 on capital expenditures during the first quarter of 1999 and expect capital expenditures for the remainder of 1999 of approximately $2.8 million. Of the $3.5 million in expenditures, approximately $2.3 million is budgeted for new furniture and equipment, computer systems, telephone system, manufacturing clean-room and leasehold improvements for our relocation to our new leased facility in May 1999. The remaining expenditures primarily relate to manufacturing tooling and equipment for the new products we are developing and sacral nerve root patent licensing fees.

We believe our current cash, cash equivalents and marketable securities and cash generated from our operations will be sufficient to fund all of our operating needs, including capital expenditures and share repurchases for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations was $4.8 million for the three months ended March 31, 1999 compared to $1.6 million during the comparable period in 1998. This improvement during 1999 compared to 1998 reflects the improved operating results of ANS from revenue recorded in connection with our former agreement with Sofamor Danek. During the first quarter of 1999, we used $882,000 to increase our investment in inventory primarily for raw materials in preparation for manufacturing our enhanced radio-frequency stimulation systems that will be introduced in the United States market during the second quarter of 1999. Net cash provided by discontinued operations was $59,000 for the three months ended March 31, 1998, which included only one month of results until the sale in January 1998.

Net cash provided by investing activities was $5.7 million for the three months ended March 31, 1999 compared to $22.5 million during the comparable period in 1998. The 1998 period reflects net proceeds from the sale of our discontinued operations of $22.5 million and the 1999 period reflects $6.4 million of net proceeds from the sale of our facility in February 1999.

Net cash used in financing activities was $3.1 million for the three months ended March 31, 1999 compared to $8.4 million during the comparable period in 1998. During 1999, we received cash of $527,000 from the exercise of stock options while we used $3.6 million to repay our mortgage debt when we sold our facility to Atrion in February 1999. During the three months ended March 31, 1998, we received cash of $136,000 from the exercise of stock options while we used $8.1 million to repay borrowings under short-term notes and $508,000 to repurchase 73,000 shares of our common stock.

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

We began our assessment of our computer software, hardware, manufacturing equipment and other non-critical systems in early 1998 and are substantially complete. The assessment determined that most of our computer hardware and software and manufacturing equipment were Year 2000 compliant. Certain personal computers, non-critical internal software programs and manufacturing equipment will need modifications or replacement and we expect the costs associated with the replacement and modifications to approximate $125,000. We estimate the costs incurred in the assessment of our systems since early 1998 to be under $100,000, which have been expensed in our current operations.

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

Our goal is to ensure all critical systems and processes under our control remain operational. However, because certain systems and processes may be linked with systems outside our control, we cannot guarantee that all implementations will be successful. As a result, we are developing a contingency plan to respond to any failures that may occur. We do not expect the costs of our Year 2000 project to have a material adverse effect on our financial position or results of operations. However, any unanticipated failures by critical third party suppliers and vendors, as well as our own failure to execute our Year 2000 plan, could have a material adverse impact on the Company.

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "will", "should", "intend", "potential", "new market applications" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and
(iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following: completion of research and development projects in an efficient and timely manner; obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products; entering into suitable strategic alliances (for example, with respect to DBS) that enable us to leverage our technology into other markets; the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products; the adequacy, acceptability and timeliness of component supply; the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid; the efficacy of our products for new applications; the uncertainty that we will be able to negotiate and consummate a new deep brain stimulation partnership agreement; timely completion of our Year 2000 readiness efforts on budget; and other risks detailed from time to time in our SEC public filings. Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

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

                                     PART II

                                OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit 27.1- Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  May 10, 1999                     By:/s/ F. Robert Merrill III
                                        ----------------------------
                                        F. Robert Merrill III
                                        Executive Vice President, Finance
                                        Chief Financial Officer and Treasurer