Form 10-Q
period 1999-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1999-08-12
CIK 351721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                    6501 Windcrest Drive, Plano, Texas 75024
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (972) 309-8000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant:(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                        August 6, 1999
         ------------------------             ---------------------------------
         Common stock, $.05 Par Value                    7,541,379

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.     Financial Information                                              2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1998               3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months Ended and Six Months Ended
                           June 30, 1999 and 1998                              5


                      Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended
                           June 30, 1999 and 1998                              6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1998
                           and the Six Months Ended June 30, 1999              7


                      Notes to Condensed Consolidated
                           Financial Statements                             8-13

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  14-20

PART II.    Other Information                                                 21

     Item 4.     Submission of Matters to a Vote of Security Holders          21

     Item 6.     Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                                    22

                                     PART I


                              FINANCIAL INFORMATION

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                                       June 30,
                                                         1999      December 31,
Assets                                                (Unaudited)      1998
------                                               ------------- -------------
Current assets:
  Cash and cash equivalents                          $ 13,285,900 $  11,697,209
  Marketable securities                                   596,246       566,072
  Receivables:
   Trade accounts, less allowance for
      doubtful accounts of $161,939 in 1999
      and $249,607 in 1998                              3,293,711     3,135,615
   Interest and other                                      57,992       124,511
                                                     ------------- -------------
      Total receivables                                 3,351,703     3,260,126
                                                     ------------- -------------

  Inventories:
   Raw materials                                        1,725,429     1,010,865
   Work-in-process                                        738,569       415,442
   Finished goods                                       1,222,053     1,216,955
                                                     ------------- -------------
      Total inventories                                 3,686,051     2,643,262
                                                     ------------- -------------

   Net assets of building and land sold in 1999           ---         6,310,985
   Deferred income taxes                                  548,850       887,609
   Prepaid expenses and other current assets              847,871       852,025
                                                     ------------- -------------
      Total current assets                             22,316,621    26,217,288
                                                     ------------- -------------

Property, plant and equipment:
   Leasehold improvements                                 532,667       ---
   Furniture and fixtures                               2,885,252       882,968
   Machinery and equipment                              3,099,758     2,066,514
                                                     ------------- -------------
                                                        6,517,677     2,949,482
   Less accumulated depreciation and amortization       1,353,852     1,060,890
                                                     ------------- -------------
      Net property, plant and equipment                 5,163,825     1,888,592
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
  accumulated amortization of $2,012,919 in 1999
  and $1,734,617 in 1998                                8,798,745     9,077,047
Patents, net of accumulated amortization of
  $387,699 in 1999 and $302,281 in 1998                 2,968,865     3,054,283
Purchased technology from acquisitions, net of
  accumulated amortization of $1,133,334 in 1999
  and $1,000,000 in 1998                                2,866,666     3,000,000
Tradenames, net of accumulated amortization of
  $531,250 in 1999 and $468,750 in 1998                 1,968,750     2,031,250
Other assets, net of accumulated amortization of
  $103,489 in 1999 and $68,993 in 1998                    606,482       216,908
                                                     ============= =============
                                                     $ 44,689,954 $  45,485,368
                                                     ============= =============

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                                                       June 30,
                                                          1999      December 31,
Liabilities and Stockholders' Equity                  (Unaudited)       1998
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $    894,689 $     904,899
   Short-term notes payable and current maturities
      of long-term notes payable                          ---         3,633,475
   Deferred revenue                                       ---           900,000
   Accrued salary and employee benefit costs              484,712       562,618
   Income taxes payable                                 2,029,845     2,276,655
   Other accrued expenses                               1,082,010     1,513,499
                                                     ------------- -------------
      Total current liabilities                         4,491,256     9,791,146
                                                     ------------- -------------

Deferred income taxes                                   2,323,891     2,390,475

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,708,367 shares
      in 1999 and 8,708,367 in 1998                       435,418       435,418
   Additional capital                                  40,335,284    41,156,582
   Retained earnings (deficit)                          5,359,993      (308,859)
   Cost of common shares in treasury; 1,168,988
      shares in 1999 and 1,073,751 in 1998            (8,145,044)   (7,848,634)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $57,105 in 1999
      and $67,363 in 1998                                (110,844)     (130,760)
                                                     ------------- -------------

      Total stockholders' equity                       37,874,807    33,303,747



                                                     ------------- -------------
                                                     $ 44,689,954 $  45,485,368
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
        For the Three Months and Six Months Ended June 30, 1999 and 1998

                                  Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                ----------------------- ------------------------
                                    1999        1998        1999         1998
                                ----------- ----------- ----------- ------------
Net revenue-product sales       $5,169,614  $4,730,672  $9,764,852  $ 9,154,127
Net revenue-contract research
  and development                  ---         600,000   8,900,000      600,000
                                ----------- ----------- ----------- ------------
     Total net revenue           5,169,614   5,330,672  18,664,852    9,754,127

Costs and expenses:
  Cost of product sales          1,585,635   1,237,569   2,945,815    2,495,201
  Research and development         903,872     606,534   1,790,140    1,070,482
  Marketing                      1,538,550   1,118,202   3,041,732    2,237,862
  Amortization of intangibles      298,206     291,504     594,050      583,006
  General and administrative       681,470     720,303   1,356,079    1,239,613
                                ----------- ----------- ----------- ------------
                                 5,007,733   3,974,112   9,727,816    7,626,164
                                ----------- ----------- ----------- ------------
     Earnings from operations      161,881   1,356,560   8,937,036    2,127,963
                                ----------- ----------- ----------- ------------

Other income (expenses):
  Interest expense                 ---         (79,346)    (44,861)    (175,738)
  Interest and other income        213,501     243,054     441,033      415,416
  Gain (loss) on sale of assets
   and marketable securities       ---             (81)    ---              (81)
                                ----------- ----------- ----------- ------------
                                   213,501     163,627     396,172      239,597
                                ----------- ----------- ----------- ------------
     Earnings from continuing
      operations before income
      taxes                        375,382   1,520,187   9,333,208    2,367,560
Income taxes                       152,888     598,999   3,664,356      944,728
                                ----------- ----------- ----------- ------------
     Net earnings from
      continuing operations        222,494     921,188   5,668,852    1,422,832
                                ----------- ----------- ----------- ------------

Discontinued Operations:
  Loss from discontinued
    operations, net of income
    tax benefits of $129,711
    in 1998                        ---         ---         ---         (211,634)

  Gain on sale of assets of
    discontinued operations,
    net of income tax expense
    of $3,037,968                  ---         ---         ---        5,200,575
                                ----------- ----------- ----------- ------------
     Net earnings from
      discontinued operations      ---         ---         ---        4,988,941
                                ----------- ----------- ----------- ------------
     Net earnings               $  222,494  $  921,188  $5,668,852  $ 6,411,773
                                =========== =========== =========== ============

Basic earnings per share:
     Continuing operations      $      .03  $      .11  $      .74  $       .16
                                =========== =========== =========== ============
     Discontinued operations    $      ---  $      ---  $      ---  $       .58
                                =========== =========== =========== ============
     Net earnings               $      .03  $      .11  $      .74  $       .74
                                =========== =========== =========== ============
Diluted earnings per share:
     Continuing operations      $      .03  $      .10  $      .71  $       .16
                                =========== =========== =========== ============
     Discontinued operations    $      ---  $      ---  $      ---  $       .56
                                =========== =========== =========== ============
     Net earnings               $      .03  $      .10  $      .71  $       .72
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 1999 and 1998

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          1999         1998
                                                     ------------- -------------
Cash flows from operating activities:
   Net earnings from continuing operations           $  5,668,852 $   1,422,832
                                                     ------------- -------------
   Adjustments to reconcile net earnings from
     continuing operations to net cash
     provided by operating activities
        Depreciation and amortization                     902,596       876,932
        Loss on sale of assets and marketable
          securities                                      ---                81
        Deferred income taxes                             261,916    (1,307,584)
        Changes in assets and liabilities:
          Receivables                                     (91,577)     (281,235)
          Inventories                                  (1,042,789)      189,648
          Prepaid expenses and other assets              (420,846)       55,520
          Deferred revenue                               (900,000)    3,400,000
          Income taxes payable                           (246,810)    2,224,512
          Accounts payable                                (10,210)      276,361
          Accrued expenses                               (568,028)       82,945
                                                     ------------- -------------
            Total adjustments                          (2,115,748)    5,517,180
                                                     ------------- -------------
            Net cash provided by continuing
              operations                                3,553,104     6,940,012
            Net cash provided by discontinued
              operations                                  ---            59,049
                                                     ------------- -------------
            Net cash provided by operating activities   3,553,104     6,999,061
                                                     ------------- -------------

Cash flows from investing activities:
  Proceeds from sales of marketable securities            ---          459,419
  Additions to property, plant and equipment-
    continuing operations                              (3,568,195)     (696,996)
  Additions to property, plant and equipment-
    discontinued operations                               ---           (12,060)
  Net proceeds from sale of discontinued operations     6,354,965    21,754,179
                                                     ------------- -------------
            Net cash provided by investing activities   2,786,770    21,504,542
                                                     ------------- -------------

Cash flows from financing activities:
  Exercise of stock options                               556,054       461,069
  Purchase of treasury stock                           (1,673,762)   (3,341,165)
  Payment of short-term obligations                    (3,633,475)   (8,081,763)
  Payment of long-term debt                               ---           (86,775)
                                                     ------------- -------------
            Net cash used in financing activities      (4,751,183)  (11,048,634)
                                                     ------------- -------------
  Net increase in cash and cash equivalents             1,588,691    17,454,969

Cash and cash equivalents at beginning of year         11,697,209       747,828
                                                     ============= =============
Cash and cash equivalents at June 30                 $ 13,285,900  $ 18,202,797
                                                     ============= =============

Supplemental cash flow information is presented below:

Income taxes paid                                    $  3,649,250  $     27,800
                                                     ============= =============

Interest paid                                        $     44,861  $    214,582
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity

                                                                     Retained        Other                      Total
                                Common Stock          Additional     Earnings    Comprehensive   Treasury    Stockholders'
                             Share         Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1997           8,635,509  $    431,775  $ 40,780,717  $ (7,268,061) $    (38,494)          ---  $ 33,905,937

   Net earnings                   ---           ---           ---     6,959,202           ---           ---     6,959,202
   Adjustment to
     unrealized losses
     on marketable
     securities                   ---           ---           ---           ---       (92,266)          ---       (92,266)
                                                                                                             -------------
   Comprehensive Income                                                                                         6,866,936
                                                                                                             -------------
   Shares issued upon
     exercise of
     stock options             72,858         3,643       160,554           ---           ---           ---       164,197
   Tax benefit from
     employee stock
     option exercise              ---           ---       119,509           ---           ---           ---       119,509
   Compensation
     expense resulting
     from changes to
     stock options                ---           ---     1,004,654           ---           ---           ---     1,004,654
   Issuance of 184,874
     shares from
     treasury for stock
     option exercises             ---           ---      (908,852)          ---           ---     1,562,421       653,569
   Purchase of
     1,258,625 treasury
     shares, at cost              ---           ---           ---           ---           ---    (9,411,055)   (9,411,055)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1998           8,708,367       435,418    41,156,582      (308,859)     (130,760)   (7,848,634)   33,303,747

   Net earnings                   ---           ---           ---     5,668,852           ---           ---     5,668,852
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   ---           ---           ---           ---        19,916           ---        19,916
                                                                                                             -------------
   Comprehensive Income                                                                                         5,688,768
                                                                                                             -------------
   Issuance of
     146,138 shares
     from treasury
     for stock option
     exercises                    ---           ---      (821,298)          ---           ---     1,377,352       556,054
   Purchase of 241,375
     treasury shares,
     at cost                      ---           ---           ---           ---           ---    (1,673,762)   (1,673,762)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
June 30, 1999              8,708,367   $    435,418  $ 40,335,284  $  5,359,993  $   (110,844) $ (8,145,044) $ 37,874,807
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

         Discontinued Operations

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the six months ended June 30, 1998. During October 1998, Atrion also exercised an option to acquire the Company's land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999. Net assets of the land and facility have been presented on the Condensed Consolidated Balance Sheet at December 31, 1998, as net assets of building and land sold in 1999.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual

         Report on Form 10-K. The results of operations for periods ended June 30, 1999 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at June 30, 1999:

                                               Gross       Gross
                                            Unrealized  Unrealized    Estimated
                                   Cost        Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
Investment grade preferred
  securities                    $  557,596  $   ---     $  109,556  $   448,040
Publicly traded limited
  partnerships                      51,875      ---         16,250       35,625
Real estate investment trusts      141,590      ---         29,239      112,351
Other                               13,134      ---         12,904          230
                                ----------- ----------- ----------  ------------
                                $  764,195  $   ---     $  167,949  $   596,246
                                =========== =========== =========== ============

At June 30, 1999, no individual security represented more than 33 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 1999.

(4)      NOTES PAYABLE

         Notes payable at June 30, 1999 and December 31, 1998 were as follows:

                                                        June 30,   December 31,
                                                          1999         1998
                                                     ------------- -------------

         Mortgage notes                              $     ---     $  3,633,475
         Less current maturities                           ---        3,633,475
                                                     ------------- -------------
         Long-term notes payable                     $     ---     $    ---
                                                     ============= =============

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

(5)      COMMITTMENTS AND CONTINGENCIES

         In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company relocated its operations to the leased facility in May 1999. Under the terms of the lease agreement, the Company will receive three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company spent approximately $2.3 million for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at June 30, 1999.

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

(6)      INCOME TAXES

         The Company recorded income tax expense from continuing operations during the six months ended June 30, 1999 and 1998, of $3,664,356 and $944,728, an overall effective tax rate of 39.3 percent and 39.9 percent, respectively. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the six months ended June 30, 1998, the Company also recorded income tax expense from discontinued operations of $2,908,257 from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations").

(7)      EARNINGS PER SHARE

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:

                                   Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                   1999        1998        1999         1998
                                ----------- ----------- ----------- ------------

         Weighted-average shares
           outstanding (basic
           shares)               7,603,281   8,637,750   7,674,842    8,629,411
         Effect of dilutive
           instruments
              Stock options        341,376     256,257     345,570      236,097
              Warrants              12,210      29,045      12,885       21,875
                                ----------- ----------- ----------- ------------
              Dilutive potential
                common shares      353,586     285,302     358,455      257,972
                                ----------- ----------- ----------- ------------
              Diluted shares     7,956,867   8,923,052   8,033,297    8,887,383
                                =========== =========== =========== ============

         For the three months and six months ended June 30, 1999 and 1998, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 108,000 shares at an average price of $10.55 were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended June 30, 1999, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the three month period in 1999.

 (8)     SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The Company reported an after tax gain from the sale of $5.2 million during the six months ended June 30, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options. The Company also reported an after tax loss of $212,000 during the six months ended June 30, 1998, from operating losses of the CVS Operations prior to the sale to Atrion.

         As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base was maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During the fourth quarter of 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. If Atrion meets the minimum requirements under the agreement until 2003, then there may be no payment required.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the six months ended June 30, 1998 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

                                                     One Month Ended
                                                     January 30, 1998
                                                     ----------------
                  Revenue                            $     1,111,992
                  Gross profit                               206,481
                  Earnings (loss) from operations           (307,120)
                  Interest expense                           (34,225)
                                                     ----------------

                  Loss before income tax benefit            (341,345)
                  Income tax benefit                         129,711
                                                     ----------------

                  Net loss                           $      (211,634)
                                                     ================

         On February 1, 1999, the sale of the facility to Atrion was consummated. The Company repaid the mortgage debt on the facility at the closing of the transaction (see Note 4 - "Notes Payable"). After repayment of the mortgage debt and expenses related to the transaction, the Company received $2.7 million of net proceeds. No material gain or loss was recorded on the sale of the facility except related to the tax abatement liability described above. The Company moved its operations to a 40,000 square foot leased facility in the North Dallas area during May 1999. Until that time, the Company leased space and equipment from Atrion at a monthly expense of $48,175 and paid Atrion fifty percent of certain facility operating expenses. The expense of moving and transitioning into the new facility was immaterial.

(9)      COMPREHENSIVE INCOME

         Total comprehensive income for 1998 and for the six months ended June 30, 1999 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and six months ended June 30, 1999 and 1998 is as follows:

                                   Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                   1999        1998        1999         1998
                                ----------- ----------- ----------- ------------
         Net earnings           $  222,494  $  921,188  $5,668,852  $ 6,411,773
         Other comprehensive
           income                   39,631     (49,255)     19,916      (85,754)
                                ----------- ----------- ----------- ------------
         Comprehensive income   $  262,125  $  871,933  $5,688,768  $ 6,326,019
                                ----------- ----------- ----------- ------------

(10)     PRODUCT DEVELOPMENT AGREEMENT

         In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during the first quarter of 1999 and is included in the Statement of Operations for the six month period ended June 30, 1999. The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years.

         In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate the $8 million in payments due the Company and the Company agreed to release Sofamor Danek from further contractual obligations. The $8 million payment was made in January 1999 and recognized into income as revenue during the first quarter of 1999 and is included in the Statement of Operations for the six month period ended June 30, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

OVERVIEW

On January 30, 1998, we sold the assets of our CVS Operations, including our MPS(R) myocardial protection system product line, to Atrion Corporation ("Atrion"). See Note 8 - "Sale of CVS Operations/ Discontinued Operations" of the Notes to Condensed Consolidated Financial Statements. We received approximately $23 million in cash from the sale. We also granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. Until May 1999, we leased space, furniture and equipment from Atrion at the monthly rate of $48,125 and paid Atrion fifty percent of certain operating expenses. During May 1999 we moved our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. The expense of moving and transitioning into the new facility was immaterial.

We have accounted for the CVS Operations as discontinued operations in the Consolidated Financial Statements for the six months ended June 30, 1998.

In June 1998, we completed an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 10 - "Product Development Agreement" of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during the first quarter of 1999 and is included in the Statements of Operations for the six month period ended June 30, 1999. In January 1999, the agreement with Sofamor Danek was terminated in conjunction with the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during the first quarter of 1999 and is included in the Statements of Operations for the six month period ended June 30, 1999.

Our strategy is to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS' core technology into other significant market segments beyond our focus on the pain management market. We are continuing to evaluate potential strategic partners for DBS to replace the terminated relationship with Sofamor Danek.

RESULTS OF OPERATIONS

Comparison of the Three Months and Six Months Ended June 30, 1999 and 1998
--------------------------------------------------------------------------

We reported net earnings of $222,000 or $.03 per diluted share for the three months ended June 30, 1999, compared to $921,000 or $.10 per diluted share in the same 1998 period. Net earnings for the three-month period in 1998 include $600,000 of revenue recorded in connection with our former agreement with Sofamor Danek. For the six months ended June 30, 1999, we reported net earnings of $5.67 million or $.71 per diluted share compared to $6.41 million or $.72 per diluted share in the same 1998 period. The 1998 six month results included net earnings of $4.99 million from the net gain on the sale of the discontinued CVS Operations, or $.56 per diluted share. Net earnings for the six-month period in 1999 include $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue from continuing ANS operations was $5.17 million for the three months ended June 30, 1999 compared to $5.33 million in the comparable 1998 period. The 1998 period includes $600,000 of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 9.3 percent to $5.17 million during the three-month period ended June 30, 1999 compared to $4.73 million in the same 1998 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems to treat complex pain patterns, primarily in the United States. In early June 1999, we launched in the United States our enhanced radio-frequency stimulation systems, the Renew(TM) System. We expect to receive CE Mark approval in Europe for the Renew System during the fourth quarter of 1999 and plan to begin selling the Renew System in Europe in the first quarter of 2000. For the six months ended June 30, 1999, total net revenue from continuing ANS operations was $18.66 million compared to $9.75 million in the comparable 1998 period. The 1999 period includes $8.9 million of net revenue associated with our former development agreement with Sofamor Danek. Net revenue from ANS product sales increased 6.7 percent to $9.76 million during the 1999 period compared to $9.15 million in the comparable 1998 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. Our strategy is to expand our product offerings to all segments of the neuromodulation market and therefore we have increased our investment in research and development. These development projects include an implantable pulse generator for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a low-cost constant rate intrathecal drug pump. Through a strategic alliance with Tricumed, a German corporation, we are also developing a programmable rate intrathecal drug pump that we intend to market in the United States and internationally after receiving the appropriate regulatory approvals.

Gross profit from product sales increased to $3.58 million during the three months ended June 30, 1999 compared to $3.49 million in 1998 due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales however, decreased to 69.3 percent in 1999 compared to 73.8 percent in 1998 due, for the most part, to an increase in manufacturing overhead expense in quality assurance and manufacturing engineering, production downtime associated with our move to our new leased facility in May 1999 and inefficiencies in the start-up manufacturing of the Renew System. For the six months ended June 30, 1999, gross profit from product sales increased to $6.82 million compared to $6.66 million in the comparable 1998 six-month period. Gross profit margin from product sales decreased to 69.8 percent during the six-month period in 1999 compared to 72.7 percent in the same period in 1998. Again, this decrease in gross profit margin during the 1999 six-month period compared to the same period in 1998 was due, for the most part, to an increase in manufacturing overhead expense in quality assurance and manufacturing engineering, production downtime associated with our move to our new leased facility in May 1999 and inefficiencies in the start-up manufacturing of the Renew System.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.42 million for the three months ended June 30, 1999 compared to $2.74 million in the same 1998 period. For the six months ended June 30, 1999, total operating expenses increased to $6.78 million compared to $5.13 million in the same 1998 period. This increase during both periods in 1999 compared to 1998 reflects our accelerated investments in research and development and marketing.

Research and development expense increased to $904,000 during the three months ended June 30, 1999 from $607,000 during the same period in 1998, reflecting our stepped up commitment to develop products that can expand our presence into all market segments of the neuromodulation market. For the six months ended June 30, 1999, research and development expense increased to $1.79 million from $1.07 million during the same period in 1998. This increase during both 1999 periods compared to the same periods in 1998 was the result of higher salary and benefit expense from staffing additions and higher expenditures for consulting and test materials. During 1999 we have continued to direct these expenditures toward development of our enhanced radio-frequency stimulation systems (which we introduced to the U.S. market in the second quarter of 1999), a low-cost constant rate intrathecal drug pump, an implantable pulse generator stimulation system for spinal cord stimulation and an implantable pulse generator system for deep brain stimulation. We expect to complete the development of our implantable pulse generator stimulation system for spinal cord stimulation during the fourth quarter of 1999, approximately three months later than anticipated, and upon completion will seek FDA approval to initiate clinical trials in the United States. We will also seek the CE mark (European) approval for the implantable pulse generator stimulation system for spinal cord stimulation with market introduction expected internationally in the first half of 2000. We also expect to complete development of our low-cost constant rate intrathecal drug pump during the fourth quarter of 1999, approximately three months later than anticipated, and expect to seek approval from the FDA to initiate clinical trials at that time. During February 1999, we received conditional approval from the FDA to initiate a pilot clinical study to evaluate the use of our advanced radio-frequency stimulation systems to treat interstitial cystitis, an extremely painful bladder disease that affects an estimated 500,000 people worldwide. We began the pilot study in May 1999. If the pilot study is successful, we would seek approval from the FDA to initiate further clinical studies in the process to receive clearance from the FDA to begin marketing in the United States. We also are continuing to evaluate strategic partners to replace our former relationship with Sofamor Danek for deep brain stimulation.

Marketing expense increased from $1.12 million during the three months ended June 30, 1998 to $1.54 million during the same period in 1999. For the six months ended June 30, 1999, marketing expense increased to $3.04 million from $2.24 million during the same period in 1998. This increase in expense during both periods of 1999 compared to 1998 was attributable to higher commissions from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions, higher expenses for recruiting and training new implanters and expenses related to the launch of the Renew System.

General and administrative expense decreased from $720,000 during the three months ended June 30, 1998 to $681,000 during the same period in 1999. This decrease in expense during 1999 compared to 1998 was principally the result of lower legal expense due to the 1998 period including legal expenses associated with the June 1998 development agreement with Sofamor Danek. For the six months ended June 30, 1999, general and administrative expense increased to $1.36 million from $1.24 million during the same 1998 period. This increase in expense during the six-month period in 1999 compared to 1998 was principally the result of higher salary and benefit expense from staffing additions, including a new Chief Executive Officer hired in April 1998 and higher investor and public relations expense.

Amortization of ANS intangibles increased from $292,000 during the three months ended June 30, 1998 to $298,000 during the same period in 1999, mostly due to amortization expense for licensed patents related to sacral nerve stimulation, which we licensed in August 1998. Amortization of ANS intangibles increased from $583,000 during the six months ended June 30, 1998 to $594,000 during the same period in 1999, again mostly due to amortization expense for the licensed patents related to sacral nerve stimulation.

Other income increased to $214,000 for the three months ended June 30, 1999 from $164,000 during the same period in 1998 due to no interest expense during the 1999 period due to the repayment of our mortgage debt on February 1, 1999. For the six months ended June 30, 1999, other income increased to $396,000 from $240,000 during the same period a year ago. This increase in other income during the six-month period in 1999 compared to 1998 was the result of two factors. First, interest expense decreased by $131,000 during 1999 compared to 1998 due to the repayment of our mortgage debt on February 1, 1999. Second, interest income increased by $26,000 in 1999 compared to 1998 due to higher funds available for investment.

Income tax expense from continuing operations decreased to $153,000 for the three months ended June 30, 1999 from $599,000 during the same period a year ago due to lower earnings from ANS operations. This represents effective tax rates of 40.7 percent in 1999 and 39.4 percent in 1998. For the six months ended June 30, 1999, income tax expense from continuing operations increased to $3.66 million from $945,000 during the same period in 1998 due to higher earnings from ANS operations. This represents effective tax rates of 39.3 percent in 1999 and
39.9 percent in 1998. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes results in the higher effective tax rate during both periods in 1999 and 1998 compared to the U.S. statutory rate for corporations of 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 our working capital increased from $16.43 million at year-end 1998 to $17.83 million. The ratio of current assets to current liabilities was 4.97:1 at June 30, 1999, compared to 2.68:1 at December 31, 1998. Cash, cash equivalents and marketable securities totaled $13.9 million at June 30, 1999 compared to $12.3 million at December 31, 1998.

In January 1999, we received the $8 million payment in connection with the termination of the DBS agreement with Sofamor Danek.

During February 1999, we completed the sale of our corporate facility to Atrion for $6.5 million. After we repaid the mortgage debt on the facility and paid expenses related to the transaction, we realized net proceeds of $2.7 million.

During the second quarter of 1999, we repurchased an additional 241,375 shares of our common stock under our share repurchase program at a cost of $1,673,672, or $6.93 per share. These repurchases completed our authorized stock repurchase program of 1,500,000 shares.

In total, the cost of repurchasing the 1,500,000 shares was $11,085,000, or $7.39 per share.

We spent $3.57 million on capital expenditures during the first six months of 1999. Of the $3.57 million in expenditures, approximately $2.3 million was for new furniture and equipment, computer systems, telephone system, manufacturing clean room and leasehold improvements for our new leased facility. The remaining expenditures primarily related to manufacturing tooling and equipment for the Renew System and other products we are developing. We anticipate capital expenditures for the remainder of 1999 to approximate $500,000, primarily for additional tooling and equipment for the new products we are currently developing.

We believe our current cash, cash equivalents and marketable securities and cash generated from our operations will be sufficient to fund all of our operating and capital expenditure needs for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations was $3.55 million for the six months ended June 30, 1999 compared to $6.94 million during the comparable period in 1998, a decrease of $3.39 million primarily due to changes in components of working capital. During 1999 we used cash to increase our investment in inventories by $1.04 million in preparation for our move to our new facility and for inventories for our Renew System. In addition, we used cash during 1999 to reduce our level of payables by $825,000 relating to income taxes payable, accounts payable and accrued expenses. During the 1998 period, however, we increased our level of payables for income taxes, accounts payable and accrued expenses by $2.58 million (which provided cash) principally due to $2.22 of income taxes payable not required to be paid until March 1999. Net cash provided by discontinued operations was $59,000 for the six months ended June 30, 1998, which included only one month of results until the sale in January 1998.

Net cash provided by investing activities was $2.79 million for the three months ended June 30, 1999 compared to $21.50 million during the comparable period in 1998. The 1998 period reflects net proceeds from the sale of our discontinued operations of $21.75 million and the 1999 period reflects $6.35 million of net proceeds from the sale of our facility in February 1999. During 1999, we spent $3.57 million for additions to property, plant and equipment compared to $697,000 during the same period in 1998, an increase of $2.87 million. Of this increase in capital expenditures, approximately $2.3 million was for a new computer system, office furniture and equipment, telephone system, manufacturing clean room and leasehold improvements for our relocation to our new leased facility in May 1999. The remainder of the increase was related to additional manufacturing tooling and equipment for the Renew System products launched during June 1999.

Net cash used in financing activities was $4.75 million for the three months ended June 30, 1999 compared to $11.05 million during the comparable period in 1998. During 1999, we received cash of $556,000 from the exercise of stock options while we used $3.63 million to repay our mortgage debt when we sold our facility to Atrion in February 1999 and $1.67 million to repurchase 241,375 shares of our common stock. During the six months ended June 30, 1998, we received cash of $461,000 from the exercise of stock options while we used $8.17 million to repay borrowings under short-term and long-term notes and $3.34 million to repurchase 373,600 shares of our common stock.

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

We began our assessment of our computer software, hardware, manufacturing equipment and other non-critical systems in early 1998 and are substantially complete. The assessment determined that most of our computer hardware and software and manufacturing equipment were Year 2000 compliant. Certain personal computers, non-critical internal software programs and manufacturing equipment will need modifications or replacement and we expect the costs associated with the replacement and modifications to approximate $125,000.To date, we have spent approximately $75,000 and anticipate the remaining $50,000 will be spent during the third quarter of 1999. We estimate the costs incurred in the assessment of our systems since early 1998 to be under $100,000, which have been expensed in our current operations.

When we sold our facility to Atrion on February 1, 1999, Atrion also acquired our mainframe computer and software applications. In moving to our new leased facility in May 1999, we purchased new computer hardware and software that is similar to our former systems. We also purchased a new telephone system. We received assurances from the providers of the new systems that they are Year 2000 compliant. We spend approximately $500,000 for these new systems (in addition to the $75,000 for modifications and replacements discussed above), which is included in the $2.3 million we spent for the relocation. We funded these costs from our current cash reserves and most of the costs were capitalized.

Upon relocating to our new facility and installation of our new computer hardware and software systems, we began testing the systems to ensure compliance with Year 2000. We expect to complete the testing by the end of the third quarter of 1999. We also plan to complete the modifications necessary to non-critical software applications and manufacturing equipment by the end of the third quarter of 1999.

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

Our goal is to ensure all critical systems and processes under our control remain operational. However, because certain systems and processes may be linked with systems outside our control, we cannot guarantee you that all implementations will be successful. As a result, we are developing a contingency plan to respond to any failures that may occur. We do not expect the costs of our Year 2000 project to have a material adverse effect on our financial position or results of operations. However, any unanticipated failures by critical third party suppliers and vendors, as well as our own failure to execute our Year 2000 plan, could have a material adverse impact on the Company.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1999 Annual Meeting of Shareholders ("Annual Meeting") on June 23, 1999 at the Company's corporate office in Plano, Texas. At the Annual Meeting, the following matter was voted on and approved:

                                                                      Votes
                                                                     Abstained
                                     Votes For      Votes Against    And Broker
         Proposal                Nominee/Proposal  Nominee/Proposal  Non-Votes
         --------                ----------------  ----------------  -----------
1)  Election of six
     directors for a
     one-year term

     Christopher G. Chavez          6,674,512             5,874          --
     Robert C. Eberhart, Ph.D.      6,594,115            86,271          --
     Joseph E. Laptewicz            6,674,615             5,771          --
     Hugh M. Morrison               6,674,615             5,771          --
     Richard D. Nikolaev            6,674,615             5,771          --
     Michael J. Torma, M.D.         6,594,115            86,271          --

There were present at the Annual Meeting in person or by proxy, shareholders holding 6,680,386 shares, or approximately 88.7% of the eligible voting shares.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27.1- Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  August 12, 1999                    By: /s/ F. Robert Merrill III
                                              --------------------------------
                                          F. Robert Merrill III
                                          Executive Vice President, Finance
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT 27.1