Form 10-Q
period 1999-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 1999-11-12
CIK 351721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                       November 5, 1999
         ------------------------             ---------------------------------
         Common stock, $.05 Par Value                    7,381,879

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.     Financial Information                                              2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998          3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months and Nine Months Ended
                           September 30, 1999 and 1998                         5


                      Condensed Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                           September 30, 1999 and 1998                         6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1998
                           and the Nine Months Ended September 30, 1999        7


                      Notes to Condensed Consolidated
                           Financial Statements                             8-13

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  14-21

     Item 3.     Quantitative and Qualitative Disclosures About Market
                      Risk                                                    21

PART II.    Other Information                                                 22

     Item 6.     Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                                    23


                                     PART I


                              FINANCIAL INFORMATION

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                     September 30,
                                                         1999       December 31,
Assets                                                (Unaudited)      1998
                                                     ------------- -------------
Current assets:
   Cash and cash equivalents                         $ 12,192,217  $ 11,697,209
   Marketable securities                                  489,252       566,072
   Receivables:
    Trade accounts, less allowance for
      doubtful accounts of $143,315 in 1999
      and $249,607 in 1998                              3,703,617     3,135,615
    Interest and other                                     58,450       124,511
                                                     ------------- -------------
         Total receivables                              3,762,067     3,260,126
                                                     ------------- -------------

   Inventories:
     Raw materials                                      2,618,543     1,010,865
     Work-in-process                                      578,263       415,442
     Finished goods                                     1,596,939     1,216,955
                                                     ------------- -------------
         Total inventories                              4,793,745     2,643,262
                                                     ------------- -------------

   Net assets of building and land sold in 1999               ---     6,310,985
   Deferred income taxes                                  408,107       887,609
   Prepaid expenses and other current assets            1,171,608       852,025
                                                     ------------- -------------
         Total current assets                          22,816,996    26,217,288
                                                     ------------- -------------

Property, plant and equipment:
   Leasehold improvements                                 593,311           ---
   Furniture and fixtures                               3,093,051       882,968
   Machinery and equipment                              3,121,528     2,066,514
                                                     ------------- -------------
                                                        6,807,890     2,949,482
   Less accumulated depreciation and amortization       1,592,013     1,060,890
                                                     ------------- -------------
         Net property, plant and equipment              5,215,877     1,888,592
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
  accumulated amortization of $2,152,069 in 1999
  and $1,734,617 in 1998                                8,659,595     9,077,047
Patents, net of accumulated amortization of
  $427,492 in 1999 and $302,281 in 1998                 2,966,572     3,054,283
Purchased technology from acquisitions, net of
  accumulated amortization of $1,200,000 in 1999
  and $1,000,000 in 1998                                2,800,000     3,000,000
Tradenames, net of accumulated amortization of
  $562,500 in 1999 and $468,750 in 1998                 1,937,500     2,031,250
Other assets, net of accumulated amortization of
  $132,379 in 1999 and $68,993 in 1998                    966,592       216,908
                                                     ------------- -------------
                                                     $ 45,363,132  $ 45,485,368
                                                     ============= =============

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                     September 30,
                                                         1999      December 31,
Liabilities and Stockholders' Equity                  (Unaudited)      1998
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,935,738  $    904,899
   Short-term notes payable and current maturities
    of long-term notes payable                                ---     3,633,475
   Deferred revenue                                           ---       900,000
   Accrued salary and employee benefit costs              561,071       562,618
   Income taxes payable                                 1,379,701     2,276,655
   Accrued tax abatement liability                        969,204       969,204
   Other accrued expenses                                 191,175       544,295
                                                     ------------- -------------
         Total current liabilities                      5,036,889     9,791,146
                                                     ------------- -------------

Deferred income taxes                                   2,290,599     2,390,475

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
    25,000,000 shares; issued 8,708,367 shares
    in 1999 and 8,708,367 in 1998                         435,418       435,418
   Additional capital                                  40,331,753    41,156,582
   Retained earnings (deficit)                          5,576,128      (308,859)
   Cost of common shares in treasury; 1,166,988
    shares in 1999 and 1,073,751 in 1998               (8,126,194)   (7,848,634)
   Accumulated other comprehensive income (loss),
    net of tax benefit of $93,482 in 1999 and
    $67,363 in 1998                                      (181,461)     (130,760)
                                                     ------------- -------------

         Total stockholders' equity                    38,035,644    33,303,747



                                                     ------------- -------------
                                                     $ 45,363,132  $ 45,485,368
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
     For the Three Months and Nine Months Ended September 30, 1999 and 1998

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- ------------------------
                                   1999        1998         1999        1998
                                ----------- ----------- ----------- ------------
Net revenue-product sales       $5,488,479  $3,706,402  $15,253,331 $12,860,529
Net revenue-contract research
  and development                      ---   1,300,000    8,900,000   1,900,000
                                ----------- ----------- ----------- -----------
     Total net revenue           5,488,479   5,006,402   24,153,331  14,760,529

Costs and expenses:
   Cost of product sales         2,074,531   1,049,089    5,020,346   3,544,290
   Research and development        913,001     869,647    2,703,141   1,940,129
   Marketing                     1,588,804   1,223,392    4,630,536   3,461,254
   Amortization of intangibles     305,751     292,544      899,801     875,550
   General and administrative      677,243     706,726    2,033,322   1,946,339
                                ----------- ----------- ----------- ------------
                                 5,559,330   4,141,398   15,287,146  11,767,562
                                ----------- ----------- ----------- ------------
     Earnings (loss) from
      operations                   (70,851)    865,004    8,866,185   2,992,967
                                ----------- ----------- ----------- ------------

Other income (expenses):
   Interest expense                    ---     (78,395)    (44,861)   (254,133)
   Interest and other income       168,609     250,466     609,642     665,882
   Gain (loss) on sale of assets
    and marketable securities          ---      (4,300)        ---      (4,381)
                                ----------- ----------- ----------- ------------
                                   168,609     167,771      564,781     407,368
                                ----------- ----------- ----------- ------------
     Earnings from continuing
      operations before income
      taxes                         97,758   1,032,775    9,430,966   3,400,335
Income taxes (benefit)            (118,377)    419,138    3,545,979   1,363,866
                                ----------- ----------- ----------- ------------
     Net earnings from
      continuing operations        216,135     613,637    5,884,987   2,036,469
                                ----------- ----------- ----------- ------------

Discontinued Operations:
  Loss from discontinued
   operations, net of income
   tax benefit of $129,711             ---         ---         ---     (211,634)
  Gain on sale of assets of
   discontinued operations, net
   of income tax expense of
   $3,037,968                          ---         ---         ---    5,200,575
                                ----------- ----------- ----------- ------------
     Net earnings from
      discontinued operations          ---         ---         ---    4,988,941
                                ----------- ----------- ----------- ------------
     Net earnings               $  216,135  $  613,637  $5,884,987  $ 7,025,410
                                =========== =========== =========== ============

Basic earnings per share:
     Continuing operations      $      .03  $      .07  $      .77  $       .24
                                =========== =========== =========== ============
     Discontinued operations    $      ---  $      ---  $      ---  $       .58
                                =========== =========== =========== ============
     Net earnings               $      .03  $      .07  $      .77  $       .82
                                =========== =========== =========== ============
Diluted earnings per share:
     Continuing operations      $      .03  $      .07  $      .73  $       .23
                                =========== =========== =========== ============
     Discontinued operations    $      ---  $      ---  $      ---  $       .57
                                =========== =========== =========== ============
     Net earnings               $      .03  $      .07  $      .73  $       .80
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                          1999          1998
                                                     ------------- -------------
Cash flows from operating activities:
   Net earnings from continuing operations           $  5,884,987  $  2,036,469
                                                     ------------- -------------
   Adjustments to reconcile net earnings from
     continuing operations to net cash provided by
     operating activities
        Depreciation and amortization                   1,409,006     1,328,747
        Loss on sale of assets and marketable
          securities                                          ---         4,381
        Deferred income taxes                             405,745      (866,377)
        Changes in assets and liabilities:
           Receivables                                   (501,941)     (341,173)
           Inventories                                 (2,150,483)      (17,039)
           Prepaid expenses and other assets           (1,133,585)       (1,404)
           Deferred revenue                              (900,000)    2,100,000
           Income taxes payable                          (859,015)    2,197,942
           Accounts payable                             1,030,839       270,044
           Accrued expenses                              (413,300)      576,825
                                                     ------------- -------------
             Total adjustments                         (3,112,734)    5,251,946
                                                     ------------- -------------
             Net cash provided by continuing
               operations                               2,772,253     7,288,415
             Net cash provided by discontinued
               operations                                     ---        59,049
                                                     ------------- -------------
             Net cash provided by operating
               activities                               2,772,253     7,347,464
                                                     ------------- -------------

Cash flows from investing activities:
  Net proceeds from sales of marketable securities            ---       851,623
  Purchases of marketable securities                          ---      (106,001)
  Additions to property, plant and equipment-
     continuing operations                             (3,858,408)     (807,222)
  Acquisition of patent rights                                ---      (250,000)
  Additions to property, plant and equipment-
     discontinued operations                                  ---       (12,060)
  Net proceeds from sale of discontinued operations     6,354,965    21,754,179
                                                     ------------- -------------
             Net cash provided by investing
               activities                               2,496,557    21,430,519
                                                     ------------- -------------

Cash flows from financing activities:
  Exercise of stock options                               533,435       819,742
  Purchase of treasury stock                           (1,673,762)   (6,430,790)
  Payment of short-term obligations                    (3,633,475)   (8,081,763)
  Payment of long-term debt                                   ---      (131,499)
                                                     ------------- -------------
             Net cash used in financing activities     (4,773,802)  (13,824,310)
                                                     ------------- -------------
  Net increase in cash and cash equivalents               495,008    14,953,673

Cash and cash equivalents at beginning of year         11,697,209       747,828
                                                     ------------- -------------
Cash and cash equivalents at September 30            $ 12,192,217  $ 15,701,501
                                                     ============= =============

Supplemental cash flow information is presented below:

Income taxes paid                                    $  3,999,250  $     32,300
                                                     ============= =============

Interest paid                                        $     44,861  $    292,977
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity

                                                                      Retained       Other                       Total
                                 Common Stock          Additional     Earnings   Comprehensive   Treasury    Stockholders'
                            Share          Amount       Capital       (Deficit)  Income (Loss)     Stock        Equity
                         ------------- ------------ -------------- ------------- ------------- ------------- ------------
Balance at
December 31, 1997           8,635,509  $    431,775  $ 40,780,717  $ (7,268,061) $    (38,494)         ---   $ 33,905,937

   Net earnings                  ---           ---           ---      6,959,202          ---           ---      6,959,202
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---        (92,266)         ---        (92,266)
                                                                                                             -------------
   Comprehensive
     Income                                                                                                     6,866,936
                                                                                                             -------------
   Shares issued upon
     exercise of
     stock options             72,858         3,643       160,554          ---           ---           ---        164,197
   Tax benefit from
     employee stock
     option exercise             ---           ---        119,509          ---           ---           ---        119,509
   Compensation
     expense
     resulting from
     changes to stock
     options                     ---           ---      1,004,654          ---           ---           ---      1,004,654
   Issuance of
     184,874 shares
     from treasury
     for stock option
     exercises                   ---           ---       (908,852)         ---           ---      1,562,421       653,569
   Purchase of
     1,258,625
     treasury shares,
     at cost                     ---           ---           ---           ---           ---     (9,411,055)   (9,411,055)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at December
31, 1998                    8,708,367       435,418    41,156,582      (308,859)     (130,760)   (7,848,634)   33,303,747

   Net earnings                  ---           ---           ---      5,884,987          ---           ---      5,884,987
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---        (50,701)         ---        (50,701)
                                                                                                             -------------
   Comprehensive
     Income                                                                                                     5,834,286
                                                                                                             -------------
   Tax benefit from
     employee stock
     option exercise             ---           ---         37,938          ---           ---           ---         37,938
   Issuance of
     148,138 shares
     from treasury
     for stock option
     exercises                   ---           ---       (862,767)         ---           ---      1,396,202       533,435
   Purchase of
     241,375 treasury
     shares, at cost             ---           ---           ---           ---           ---     (1,673,762)   (1,673,762)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
September 30, 1999          8,708,367  $    435,418  $ 40,331,753  $  5,576,128  $   (181,461) $ (8,126,194) $ 38,035,644
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

         Discontinued Operations

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 8 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Condensed Consolidated Financial Statements for the nine months ended September 30, 1998. During October 1998, Atrion also exercised an option to acquire the Company's land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999. Net assets of the land and facility have been presented on the Condensed Consolidated Balance Sheet at December 31, 1998, as net assets of building and land sold in 1999.

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for periods ended September 30, 1999 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      MARKETABLE SECURITIES

         The following is a summary of available-for-sale securities at September 30, 1999:

                                               Gross       Gross
                                            Unrealized  Unrealized   Estimated
                                   Cost        Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
Investment grade preferred
  securities                    $  554,596  $     ---   $  190,114  $   364,482
Publicly traded limited
  partnerships                      51,875        ---       31,250       20,625
Real estate investment trusts      141,590        ---       37,863      103,727
Other                               16,134        ---       15,716          418
                                ----------- ----------- ----------- ------------
                                $  764,195  $     ---   $  274,943  $   489,252
                                =========== =========== =========== ============

         Estimated fair value is determined by the closing prices of the respective available-for-sale securities from the New York Stock Exchange and NASDAQ markets at each financial reporting period.

         At September 30, 1999, no individual security represented more than 33 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at September 30, 1999.

(4)      NOTES PAYABLE

         Notes payable at September 30, 1999 and December 31, 1998 were as follows:

                                                     September 30, December 31,
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

(5)      COMMITMENTS AND CONTINGENCIES

         In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company relocated its operations to the leased facility in May 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company spent approximately $2.3 million for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at September 30, 1999.

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

(6)      INCOME TAXES

         The Company recorded income tax expense from continuing operations during the nine months ended September 30, 1999 and 1998, of $3,545,979 and $1,363,866, an overall effective tax rate of 37.6 percent and 40.1 percent, respectively. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent. During the nine months ended September 30, 1998, the Company also recorded income tax expense from discontinued operations of $2,908,257 from the gain on the sale of the CVS Operations (see Note 8 - "Sale of CVS Operations/Discontinued Operations").

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

                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                ----------------------- ------------------------
                                   1999        1998        1999         1998
                                ----------- ----------- ----------- ------------
         Weighted-average
          shares outstanding
          (basic shares)         7,541,379   8,327,546   7,630,354    8,528,789
         Effect of dilutive
          instruments
              Stock options        508,444     181,713     399,865      218,507
              Warrants              29,202      17,368      18,320       19,835
                                ----------- ----------- ----------- ------------
              Dilutive potential
               common shares       537,646     199,081     418,185      238,342
                                ----------- ----------- ----------- ------------
              Diluted shares     8,079,025   8,526,627   8,048,539    8,767,131
                                =========== =========== =========== ============

         For the three months and nine months ended September 30, 1999 and 1998, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 524,300 shares at an average price of $8.88 were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended September 30, 1999, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the three month period in 1999.

(8)      SALE OF CVS OPERATIONS/DISCONTINUED OPERATIONS

         On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its MPS(R) myocardial protection system product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The Company reported an after tax gain from the sale of $5.2 million during the nine months ended September 30, 1998. This gain is net of $1 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. These changes included accelerated vesting of the unvested portion of these terminated employee options as a result of the sale and extension of the normal 90-day exercise period subsequent to termination to one year for these options. The Company also reported an after tax loss of $212,000 during the nine months ended September 30, 1998, from operating losses of the CVS Operations prior to the sale to Atrion.

         As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base was maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During the fourth quarter of 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the CVS Operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends on reversing the obligation of $969,204 in September 2003.

         Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the nine months ended September 30, 1998 for the CVS Operations were as follows (the 1998 period included results until the sale on January 30, 1998):

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

(9)      COMPREHENSIVE INCOME

         Total comprehensive income for 1998 and for the nine months ended September 30, 1999 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and nine months ended September 30, 1999 and 1998 is as follows:

                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                ----------------------- ------------------------
                                   1999        1998        1999         1998
                                ----------- ----------- ----------- ------------
         Net earnings           $  216,135  $  613,637  $5,884,987  $ 7,025,410
         Other comprehensive
          income (loss)            (70,617)    (18,557)    (50,701)    (104,311)
                                ----------- ----------- ----------- ------------
         Comprehensive income   $  145,518  $  595,080  $5,834,286  $ 6,921,099
                                ----------- ----------- ----------- ------------

(10)     PRODUCT DEVELOPMENT AGREEMENT

         In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during the first quarter of 1999 and is included in the Statement of Operations for the nine month period ended September 30, 1999. The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years.

         In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate the $8 million in payments due the Company and the Company agreed to release Sofamor Danek from further contractual obligations. The $8 million payment was made in January 1999 and recognized into income as revenue during the first quarter of 1999 and is included in the Statement of Operations for the nine month period ended September 30, 1999.

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

We have accounted for the CVS Operations as discontinued operations in the Consolidated Financial Statements for the nine months ended September 30, 1998.

In June 1998, we completed an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 10 - "Product Development Agreement" of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during the first quarter of 1999 and is included in the Statements of Operations for the nine month period ended September 30, 1999. In January 1999, the agreement with Sofamor Danek was terminated in conjunction with the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during the first quarter of 1999 and is included in the Statements of Operations for the nine month period ended September 30, 1999.

Our strategy is to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS' core technology into other significant market segments beyond our focus on the pain management market.

RESULTS OF OPERATIONS

Comparison of the Three Months and Nine Months Ended September 30, 1999 and 1998
--------------------------------------------------------------------------------

We reported net earnings of $216,000 or $.03 per diluted share for the three months ended September 30, 1999, compared to $614,000 or $.07 per diluted share in the same 1998 period. Net earnings for the three-month period in 1998 benefited from $1,300,000 of revenue recorded in connection with our former agreement with Sofamor Danek. For the nine months ended September 30, 1999, we reported net earnings of $5.88 million or $.73 per diluted share compared to $7.03 million or $.80 per diluted share in the same 1998 period. The 1998 nine month results included net earnings of $4.99 million from the net gain on the sale of the discontinued CVS Operations, or $.57 per diluted share. Net earnings for the nine-month period in 1999 benefited from $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue from continuing ANS operations was $5.49 million for the three months ended September 30, 1999 compared to $5.01 million in the comparable 1998 period. The 1998 period includes $1,300,000 of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 48.1 percent to $5.49 million during the three-month period ended September 30, 1999 compared to $3.71 million in the same 1998 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems to treat complex pain patterns, primarily in the United States. In early June 1999, we launched in the United States our enhanced radio-frequency stimulation systems, the Renew(TM) System. We expect to receive CE Mark approval in Europe for the Renew System during the fourth quarter of 1999 and plan to begin selling the Renew System in Europe in the first quarter of 2000. For the nine months ended September 30, 1999, total net revenue from continuing ANS operations was $24.15 million compared to $14.76 million in the comparable 1998 period. The 1999 period includes $8.9 million and the 1998 period includes $1.9 million of net revenue associated with our former development agreement with Sofamor Danek. Net revenue from ANS product sales increased 18.6 percent to $15.25 million during the 1999 period compared to $12.86 million in the comparable 1998 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. Our strategy is to expand our product offerings to all segments of the neuromodulation market and therefore we have increased our investment in research and development. These development projects include an implantable pulse generator (IPG) for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a low-cost constant rate intrathecal drug pump. Through a strategic alliance with Tricumed, a German corporation, we are also developing a programmable rate intrathecal drug pump that we intend to market in the United States and internationally after receiving the appropriate regulatory approvals.

During September 1999, an FDA panel recommended to the FDA reclassification of our totally implantable pulse generator (IPG) for spinal cord stimulation to treat pain of the trunk and/or limbs from a Class III device to a Class II device. Regulatory requirements for approval of Class II devices are significantly less than those required for Class III devices, thereby shortening the approval process. We submitted a petition to the FDA to reclassify the device in June 1999. We expect notification from the FDA on its decision before the end of January 2000.

A decision by the FDA to implement the panel recommendation would significantly accelerate the launch of our IPG system for spinal cord stimulation in the United States. If the FDA reclassification order is received, we anticipate obtaining 510(k) pre-market notification clearance during the second half of 2000 and would launch the IPG system domestically upon receipt of the clearance. In addition, we expect to receive CE mark approval for the IPG system in the second half of 2000, at which time we would launch the IPG system in European markets.

Today, the spinal cord stimulation (SCS) market for treating pain of the trunk and limbs is estimated by industry analysts to approximate $140 million, and is growing between 20 and 30 percent annually. The SCS market consists of two product categories radio frequency (RF) stimulation systems and IPG stimulation systems. The RF market segment, the only segment in which we currently sell products, is approximately $40 million, and we are the technology leader with a 50 percent market share. Our advanced 16 channel, multiple-electrode, computer programmable systems have been the product of choice to treat complex, bilateral, multi-focal pain patterns that consume high levels of battery power. Management believes the recent launch of the Renew system will further solidify our market position. The IPG stimulation market segment is approximately $100 million and is dominated by one competitor. IPGs are used predominantly for simple, unilateral pain patterns that do not require high energy levels to treat. These systems are totally implantable, eliminating the need for the patient to wear external hardware. Again as was discussed above, if the FDA order to reclassify the IPG is received, we expect to launch our IPG stimulation system in this larger market segment during the second half of 2000.

Gross profit from product sales increased to $3.41 million during the three months ended September 30, 1999 compared to $2.66 million in 1998, due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales decreased to 62.2 percent in 1999 compared to 71.7 percent in 1998, however, due principally to additional costs we incurred from product transition and unexpected lower manufacturing yields related to the Renew system. These additional costs of approximately $350,000 reduced gross margin during the three months ended September 30, 1999, by 6.5%. By the end of the third quarter of 1999, we believe we made significant progress in increasing yields on the Renew manufacturing processes to acceptable levels, and continued improvement is expected during the fourth quarter. In addition, gross profit margins in the 1999 third quarter compared to the same period in 1998 were impacted by an increase in manufacturing overhead expense in quality assurance and manufacturing engineering for additional salary expense from staffing additions and increased costs for validation of the Renew system. For the nine months ended September 30, 1999, gross profit from product sales increased to $10.23 million compared to $9.32 million in the comparable 1998 nine-month period due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales decreased to 67.1 percent during the nine-month period in 1999 compared to 72.4 percent in the same period in 1998. This decrease in gross profit margin during the 1999 nine-month period compared to the same period in 1998 was due to the same factors related to product transition costs and unexpected lower manufacturing yields discussed above, an increase in manufacturing overhead expense in quality assurance and manufacturing engineering, production downtime associated with our move to our new leased facility in May 1999 and inefficiencies in the start-up manufacturing of the Renew System.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.48 million for the three months ended September 30, 1999 compared to $3.09 million in the same 1998 period. For the nine months ended September 30, 1999, total operating expenses increased to $10.27 million compared to $8.22 million in the same 1998 period. This increase during both periods in 1999 compared to 1998 reflects our accelerated investments in research and development and marketing.

Research and development expense increased to $913,000 during the three months ended September 30, 1999 from $870,000 during the same period in 1998, reflecting our commitment to develop new advanced products that can expand our presence into all market segments of the neuromodulation market. For the nine months ended September 30, 1999, research and development expense increased to $2.70 million from $1.94 million during the same period in 1998. This increase during both 1999 periods compared to the same periods in 1998 was the result of higher salary and benefit expense from staffing additions and higher expenditures for consulting and test materials. During 1999 we have continued to direct these expenditures toward development of our enhanced radio-frequency stimulation systems (which we introduced to the U.S. market in the second quarter of 1999), a low-cost constant rate intrathecal drug pump, an implantable pulse generator stimulation system for spinal cord stimulation and an implantable pulse generator system for deep brain stimulation.

Marketing expense increased from $1.22 million during the three months ended September 30, 1998 to $1.59 million during the same period in 1999. For the nine months ended September 30, 1999, marketing expense increased to $4.63 million from $3.46 million during the same period in 1998. This increase in expense during both periods of 1999 compared to 1998 was attributable to higher commissions from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions, higher expenses for education and training of new implanters and expenses related to the launch of our Renew System.

General and administrative expense decreased from $707,000 during the three months ended September 30, 1998 to $677,000 during the same period in 1999. This decrease in expense during 1999 compared to 1998 was principally the result of lower recruiting and relocation expense. For the nine months ended September 30, 1999, general and administrative expense increased to $2.03 million from $1.95 million during the same 1998 period. This increase in expense during the nine-month period in 1999 compared to 1998 was principally the result of higher salary and benefit expense from staffing additions, including a new Chief Executive Officer hired in April 1998 and higher investor relations expense.

Amortization of ANS intangibles increased from $293,000 during the three months ended September 30, 1998 to $306,000 during the same period in 1999 and for the nine month period ended September 30, 1999, increased to $900,000 from $876,000 in the same period in 1998. This increase during both periods during 1999 compared to 1998 was to due to amortization expense on additional patents we have licensed.

Other income of $169,000 for the three months ended September 30, 1999 remained approximately the same as the $168,000 during the same period in 1998. For the nine months ended September 30, 1999, other income increased to $565,000 from $407,000 during the same period a year ago. This increase was due to a $209,000 reduction in interest expense during 1999 compared to 1998 due to the repayment of our mortgage debt on February 1, 1999, when we sold our facility to Atrion Corporation.

We recorded an income tax benefit of $118,000 from continuing operations during the three months ended September 30, 1999 due to lower actual state income taxes that had been provided for in the first quarter of 1999 for the January 1999 payment from Sofamor Danek. For the three months ended September 30, 1998, income tax expense was $419,000. For the nine months ended September 30, 1999, income tax expense from continuing operations increased to $3.55 million from $1.36 million during the same period in 1998 due to higher earnings from ANS operations. This represents effective tax rates of 37.6 percent in 1999 and 40.1 percent in 1998. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during 1999 and 1998 compared to the U.S. statutory rate for corporations of 34 percent.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 our working capital increased from $16.43 million at year-end 1998 to $17.78 million. The ratio of current assets to current liabilities was 4.53:1 at September 30, 1999, compared to 2.68:1 at December 31, 1998. Cash, cash equivalents and marketable securities totaled $12.7 million at September 30, 1999 compared to $12.3 million at December 31, 1998.

In January 1999, we received the $8 million payment in connection with the termination of the DBS agreement with Sofamor Danek.

During February 1999, we completed the sale of our corporate facility to Atrion for $6.5 million. After we repaid the mortgage debt on the facility and paid expenses related to the transaction, we realized net proceeds of $2.7 million.

During the first nine months of 1999, we repurchased an additional 241,375 shares of our common stock under our share repurchase program at a cost of $1,673,672, or $6.93 per share. These repurchases completed our authorized stock repurchase program of 1,500,000 shares. In total, the cost of repurchasing the 1,500,000 shares was $11,085,000, or $7.39 per share. In September 1999, the Board of Directors authorized increasing our stock repurchase program by an additional 250,000 shares. While no shares were purchased under this new authorization during the third quarter, we did repurchase 163,500 shares in October and early November at a cost of $1,278,549, or $7.82 per share.

During the first nine months of 1999, we have increased our investment in inventories by $2.15 million to $4.79 million from $2.64 million at year-end 1998. While this is a higher level of inventory than we plan to carry on an ongoing basis, several factors contributed to the increase. First, we are continuing to transition from our former radio-frequency systems (which we are continuing to sell internationally until the appropriate regulatory approvals are received) to the Renew system. Second, we have built inventory of Renew system components as part of a phased product and geographical launch. Third, we decided to increase our safety stock levels on critical single-sourced components due to electronic component shortages experienced during the quarter, which are not expected to continue.

We spent $3.86 million on capital expenditures during the first nine months of 1999. Of the $3.86 million in expenditures, approximately $2.3 million was for new furniture and equipment, computer systems, telephone system, manufacturing clean room and leasehold improvements for our new leased facility. The remaining expenditures primarily related to manufacturing tooling and equipment for the Renew System and other products we are developing. We anticipate capital expenditures for the remainder of 1999 to approximate $200,000, primarily for additional tooling and equipment for the new products we are currently developing.

We believe our current cash, cash equivalents and marketable securities and cash generated from our operations will be sufficient to fund all of our operating and capital expenditure needs for the foreseeable future.

CASH FLOWS

Net cash provided by continuing operations was $2.77 million for the nine months ended September 30, 1999 compared to $7.29 million during the comparable period in 1998, a decrease of $4.52 million primarily due to changes in components of working capital. During 1999 we used cash to increase our investment in assets such as inventories, receivables and prepaid expenses and other assets by $3.79 million. In addition, we used cash during 1999 to reduce our level of payables by $241,000 relating to income taxes payable, accounts payable and accrued expenses. During the 1998 period, however, we increased our level of payables for income taxes, accounts payable and accrued expenses by $3.04 million (which provided cash) and recorded $2.1 million for deferred revenue from a payment associated with our former agreement with Sofamor Danek. Net cash provided by discontinued operations was $59,000 for the nine months ended September 30, 1998, which included only one month of results until the sale in January 1998.

Net cash provided by investing activities was $2.50 million for the nine months ended September 30, 1999 compared to $21.43 million during the comparable period in 1998. The 1998 period reflects net proceeds from the sale of our discontinued operations of $21.75 million and the 1999 period reflects $6.35 million of net proceeds from the sale of our facility in February 1999. During 1999, we spent $3.86 million for additions to property, plant and equipment compared to $819,000 during the same period in 1998, an increase of $3.04 million. Of this increase in capital expenditures, approximately $2.3 million was for a new computer system, office furniture and equipment, telephone system, manufacturing clean room and leasehold improvements for our relocation to our new leased facility in May 1999. The remainder of the increase was related to additional manufacturing tooling and equipment for the Renew System products launched during June 1999 and tooling for new products we are currently developing.

Net cash used in financing activities was $4.77 million for the nine months ended September 30, 1999 compared to $13.82 million during the comparable period in 1998. During 1999, we received cash of $533,000 from the exercise of stock options while we used $3.63 million to repay our mortgage debt when we sold our facility to Atrion in February 1999 and $1.67 million to repurchase 241,375 shares of our common stock. During the nine months ended September 30, 1998, we received cash of $820,000 from the exercise of stock options while we used $8.21 million to repay borrowings under short-term and long-term notes and $6.43 million to repurchase 806,000 shares of our common stock.

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

We began our assessment of our computer software, hardware, manufacturing equipment and other non-critical systems in early 1998 and are complete. The assessment determined that most of our computer hardware and software and manufacturing equipment were Year 2000 compliant. Certain personal computers, non-critical internal software programs and manufacturing equipment were modified or replaced and we spent approximately $138,000 associated with the replacements and modifications. We estimate the costs incurred in the assessment of our systems since early 1998 to be under $100,000, which have been expensed in our current operations.

When we sold our facility to Atrion on February 1, 1999, Atrion also acquired our mainframe computer and software applications. In moving to our new leased facility in May 1999, we purchased new computer hardware and software that is similar to our former systems. We also purchased a new telephone system. We received assurances from the providers of the new systems that they are Year 2000 compliant. We spent approximately $500,000 for these new systems (in addition to the $138,000 for modifications and replacements discussed above), which is included in the $2.3 million we spent for the relocation. We funded these costs from our current cash reserves and most of the costs were capitalized.

Upon relocating to our new facility and installation of our new computer hardware and software systems, we began testing the systems to ensure compliance with Year 2000. We completed the testing in the third quarter of 1999 and are satisfied that these systems are Year 2000 compliant.

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

Our goal is to ensure all critical systems and processes under our control remain operational. However, because certain systems and processes may be linked with systems outside our control, we cannot guarantee you that all implementations will be successful. As a result, we are developing a contingency plan to respond to any failures that may occur. We do not expect Year 2000 to have a material adverse effect on our financial position or results of operations. However, any unanticipated failures by critical third party suppliers and vendors could have a material adverse impact on the Company.

FORWARD-LOOKING STATEMENTS

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "will", "should", "intend", "potential", "new market applications" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and
(iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include the following: completion of research and development projects in an efficient and timely manner; obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products; reclassification of our IPG stimulation system by the FDA; entering into suitable strategic alliances that enable us to leverage our technology into other markets; the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products; continued improvements in manufacturing processes for the Renew system; the adequacy, acceptability and timeliness of component supply; the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid; the efficacy of our products for new applications; the uncertainty that our third party suppliers have satisfactorily completed their Year 2000 efforts; and other risks detailed from time to time in our SEC public filings. Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements. You should not place undue reliance on these forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

For the quarter ended September 30, 1999, the Company did not experience any material changes in market risk exposure that affect the quantitative and qualitative disclosures presented in the Company's 1998 Annual Report to Shareholders on Form 10-K.

                                     PART II

                                OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

         (a)      Exhibit 27.1- Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  November 12, 1999                  By: /s/ F. Robert Merrill III
                                             --------------------------------
                                          F. Robert Merrill III
                                          Executive Vice President, Finance
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT 27.1