Form 10-K
period 1999-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2000-03-28
CIK 351721

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------
                                    FORM 10-K

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
                             Ended December 31, 1999

                                       OR

| |        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANCE ACT OF 1934
                       For the transition period from   to
                         Commission File Number: 0-10521

                            ------------------------

                     ADVANCED NEUROMODULATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                 75-1646002
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

          6501 WINDCREST DRIVE,
              PLANO, TEXAS                               75024
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (972) 309-8000

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

           Title of Each Class        Name of Each Exchange on Which Registered
           -------------------        -----------------------------------------
                  NONE                                    NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                 Title of Class
                          Common Stock, $.05 Par Value

                            ------------------------
     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 20, 2000: $130,982,659

     Number of shares outstanding of the registrant's Common Stock as of March 20, 2000: 7,462,706
                            ------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 24, 2000, are incorporated by reference into Part III.

================================================================================

                     Advanced Neuromodulation Systems, Inc.

                                  Annual Report

                                    Form 10-K

                          Year Ended December 31, 1999

                                     PART I

ITEM 1.  BUSINESS

                                     General
                                     -------

Advanced Neuromodulation Systems, Inc. designs, develops, manufactures and markets advanced implantable neuromodulation devices that improve the quality of life for people with disabling chronic pain or nervous system disorders. Neuromodulation is the electrical or chemical modulation of the central nervous system to significantly reduce chronic pain or improve neurological function. Until June 1998, ANS was known as Quest Medical, Inc.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing efforts to expand our product offerings in the high growth market of neuromodulation. Today, we are a market share and technology leader in the $42 million radio-frequency stimulation segment of the neuromodulation market. In 1999, we continued to accelerate our investment in development projects to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market. Excluding vagus nerve stimulation for treating epilepsy, which we do not currently anticipate addressing, industry analysts expect the neuromodulation market to grow from $400 million in 1999 to nearly $900 million by 2003.

                               Recent Developments
                               -------------------

In January 1999, due to the merger of Sofamor Danek and Medtronic, Inc., we terminated our June 1998 agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation. Under the terms of the termination agreement, Sofamor Danek agreed to accelerate payments due to us in the amount of $8 million. We received the $8 million payment during January 1999 when the merger of Sofamor Danek and Medtronic was consummated. See Item 7:
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and Note 10- "Product Development Agreement" of the Notes to Consolidated Financial Statements.

On February 1, 1999, we sold our principal office and manufacturing facility in Allen, Texas to Atrion Corporation for $6.5 million. Atrion purchased the Company's CVS Operations in January 1998. See Note 9- "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements. The facility was approximately 107,000 square feet and was constructed during 1993 on 19.2 acres of land that we acquired in 1985. We repaid the outstanding mortgage debt on the facility of $3.6 million at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. We leased space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and paid Atrion fifty percent of certain operating
expenses  including  utilities,   janitorial  services,   landscaping  services,
insurance and property taxes. At that time we moved our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. See
Item 2: "Properties".

In September 1999, the Neurological Devices Panel of the Medical Devices Advisory Committee recommended that the FDA reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. Class III devices typically require a Pre-Market Approval (PMA), supplemented with clinical trials to prove safety and effectiveness of the device. Class II devices typically require a Pre-Market Notification (510(k)) to demonstrate substantial equivalence to an existing legally marketed device prior to receiving market clearance by the FDA. According to the FDA's 1999 ODE Annual Report, the average time for PMA's was
12.5 months (excluding the one-year typically required for clinical trials, or approximately 24 months total). The ODE Annual Report reported the average elapsed time for a 510(k) approval of 3.4 months in 1999.

We expected to receive a final reclassification decision from the FDA in January 2000 but have experienced a delay that we believe is related to the FDA's workload. We received a written progress report dated February 25, 2000 in which the FDA stated that it had received adequate information to move forward toward a final decision. The agency's letter further indicated that there may be "special controls" available to ensure the safety and effectiveness of the IPG device for treating pain of the trunk and/or limbs. We remain optimistic that the FDA will follow the recommendation of its panel to reclassify the IPG and we are prepared to move quickly to file the 510(k) Pre-Market Notification for clearance to market the IPG in the United States if the FDA approves the reclassification. The IPG segment of the neuromodulation market for spinal cord stimulation to treat pain of the trunk and/or limbs is expected by industry analysts to approach $140 million in 2000, is growing at a 25% to 30% annual rate and is currently dominated by a single competitor, Medtronic, Inc.

                           The Neuromodulation Market
                           --------------------------

The neuromodulation market is comprised of implantable electrical stimulation systems and fully implantable intrathecal (the fluid-filled area around the spinal cord) drug pumps that modulate the central nervous system by delivering precise doses of either electricity or pharmaceuticals directly to targeted nerve sites.

Four product technology platforms address the chronic intractable pain segment of the neuromodulation market. These platforms are: (1) radio-frequency stimulation systems for spinal cord stimulation, (2) implantable pulse generator stimulation systems for spinal cord and deep brain stimulation, (3) fully implantable constant rate intrathecal drug pumps and (4) fully implantable programmable rate intrathecal drug pumps. Industry analysts estimate the market at $400 million in 1999 and growing to nearly $900 million by 2003 solely on current FDA approved indications. The growth in the market for stimulation systems and intrathecal drug pumps is being driven by a number of factors including:

     o New technology is increasing the capability of these devices
     o New clinical applications for stimulation systems and intrathecal drug pumps are being discovered and tested

     o Improved outcomes are being driven by technology, patient selection and improved techniques
     o Stimulation and intrathecal drug pump devices are generally low risk and cost effective and the therapies are reversible
     o Patient awareness and advocacy is generally high
     o The base of pain specialists and centers of excellence is growing

Listed below are the estimated units and revenue by market segment in 1999 and 2003 for all manufacturers of such products. These estimates do not consider the use of neuromodulation technology platforms for applications such as epilepsy, depression, peripheral nerve stimulation, chronic intractable angina, chronic headaches, functional stimulation, tens stimulation, peripheral vascular disease and deep brain applications for disorders other than Parkinson's Disease and Essential Tremor.

Estimated, for all product manufacturers, by market segment:


                                              1999                  2003
                                      --------------------  --------------------
                                                    $                     $
                                        Units     (000's)     Units     (000's)
                                      ---------  ---------  ---------  ---------
Radio-frequency stimulation
systems for spinal cord
stimulation                              3,050   $ 42,000      6,100   $ 85,000

Implantable pulse generator
stimulation systems for spinal
cord stimulation                        12,850    109,000     26,325    250,000

Implantable pulse generator
stimulation systems for deep brain
stimulation for Parkinson's Disease
and Essential Tremor                     3,800     38,000     10,000    105,000

Implantable pulse generator
stimulation systems for sacral nerve
stimulation for incontinence             1,650     14,000      6,325     60,000

Fully implantable constant rate
intrathecal drug pumps                   5,300     24,000     15,150     68,000

Fully implantable programmable
rate intrathecal drug pumps             22,125    177,000     39,500    317,000
                                      ---------  ---------  ---------  ---------
         Total ....................     48,775   $404,000    103,400   $885,000
                                      ---------  ---------  ---------  ---------

According to industry analysts, there are millions of patients who could benefit from the use of stimulation or intrathecal drug pump devices. Thus, we believe the market is under-served and under-penetrated. In 1999, only approximately 49,000 patients benefited from a stimulation system or intrathecal drug pump.

Our growth strategy is to develop and license proprietary product platforms to expand from our current participation in the radio-frequency stimulation segment into the other major market segments of the neuromodulation market. Since most pain practitioners implant all four of the product platforms (radio-frequency stimulation systems, implantable pulse generator stimulation systems, fully implantable constant-rate intrathecal drug pumps and fully implantable programmable intrathecal drug pumps), we believe we are in a unique position to leverage our distribution capabilities.

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

The market for stimulation systems is currently divided between radio-frequency stimulation systems, which use an external power source, and stimulation systems that utilize implantable battery driven systems known as implantable pulse generators (IPGs). According to industry analysts, lPG devices account for around 80 percent of the number of spinal cord stimulation procedures performed, with radio-frequency devices accounting for the remainder. We currently design, develop, manufacture and market radio-frequency stimulation devices and are near the completion of the development of an IPG device. The primary advantage of the radio-frequency device revolves around the benefits of the system's external battery. An external battery system allows the patient to recharge the device by simply changing a special nine-volt battery. The IPG requires surgical intervention, revision and replacement after two to four years. Due to its inexpensive power system, the radio-frequency device can be programmed with a wide range of amplitude, frequency and pulse width settings for a variety of programs controlled by the patient. These features make the radio-frequency devices the most cost efficient for long-term stimulation treatment. On the other hand, IPG devices provide the convenience of a completely internalized system, although they involve added long-term cost when repeat surgeries are required to replace the IPG power source. Both radio-frequency systems and IPG systems are useful to the pain physician. Radio-frequency systems are most often prescribed for patients who have complex bilateral pain syndromes or widespread pain that require high power levels. IPGs are most often prescribed for patients with simple unilateral and single extremity pain complaints or indications with low power requirements.

Our radio-frequency stimulation systems consist of four primary components: leads, a receiver, a transmitter and programmer. The leads are most commonly placed percutaneously through the skin into the epidural space of the spinal column. This procedure for lead placement is similar to that employed by anesthesiologists in routine epidural procedures. Typically, one or two leads are inserted; each of which has multiple electrodes that can be used to stimulate the targeted nerve roots of the spinal cord. Laminotomy style (paddle) leads are also available for neurosurgeons or orthopedic surgeons who prefer to insert leads in an open surgical procedure approach. The leads are then connected to a passive receiver, which is implanted under the skin on the side of the abdomen. The receiver contains electronics that receive radio-frequency energy and data from a source (the transmitter) outside the body, and delivers the prescribed electrical pulses to the leads. The transmitter is approximately the size of a pager, and is typically worn on a belt. Since it is external to the body, the transmitter can be easily programmed and serviced as needed, and its battery can be simply recharged or replaced.

Our CompuStim(R) systems include four, seven, eight and sixteen electrodes on one, two or more leads; simple and complex receivers; and an external battery-powered transmitter. We believe that the CompuStim product line's multi-electrode leads and advanced multiprogrammable technology have changed the manner in which neuromodulation is performed worldwide. For example, our "Dual Octrode" device, a system of dual leads with eight electrodes on each lead introduced in 1995, creates a targeted current density that appears to be especially effective in relieving complex and multi-extremity pain patterns. Previously, quadrapolar stimulation systems only relieved the leg pain associated with FBSS. Many experts support the view that the Dual Octrode device provides improved pain relief to both the legs and the back. Dual Octrode systems are enjoying increasing acceptance from the physician community and, in our judgment, is the technological leader in the stimulation field. We believe that the long-term results of stimulation in the treatment of pain have improved as a result of the technological superiority of ANS products. Moreover, the ease of use of the system has expanded the potential market for these products.

In early 1999, we completed the development of our enhanced radio-frequency stimulation system, the Renew(TM) System, and introduced the products in the United States during June 1999. These products include enhancements that simplify the procedure for implanters while providing improved function. We plan to introduce the Renew System in international markets during 2000.

In 1998, we licensed the rights to method patents for sacral nerve root stimulation aimed at relieving the effects of chronic pelvic pain, including interstitial cystitis. Interstitial cystitis is an extremely painful bladder disease that afflicts approximately 450,000 people in the United States alone. We believe our advanced radio-frequency stimulation devices can be effective in treating pelvic pain indications including interstitial cystitis. In February 1999, we received conditional approval from the FDA to initiate a pilot study to evaluate the use of our advanced radio-frequency stimulation systems to treat interstitial cystitis. The pilot study is continuing and if successful, we will seek approval from the FDA to initiate further clinical studies in the process to receive a PMA approval to begin marketing in the United States.

We believe our radio-frequency stimulation devices represent a strong base for penetration of the broader neuromodulation market. We continued development of an IPG stimulation system during 1999 to better serve the broad needs of the pain management market. We expect to complete development of our IPG stimulation system during April 2000. The IPG stimulation system will allow us to participate in the largest segment of the stimulation market for spinal cord stimulation and leverage our sales and marketing capabilities. In addition, the IPG provides us with the opportunity to address a larger number of new indications such as chronic intractable angina, urinary urge incontinence, peripheral nerve stimulation and DBS for Essential Tremor and tremor associated with Parkinson's Disease.

PainDoc(R)

In early 1997 we began marketing PainDoc, a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of our stimulation devices both pre- and post-operatively. PainDoc interfaces with our CompuStim and Renew transmitters to optimize stimulation therapy and document treatment outcomes. PainDoc allows the physician to interact with the patient to map the location and intensity of the patient's pain. The resulting "pain map" is then used to assess and select the most effective stimulation sets, or combination of multi-electrode stimulation arrays, to treat the pain. The idea is to generate pain coverage that overlaps the patient's pain map. The selected arrays (programs) are uploaded into the patient's CompuStim or Renew transmitter. The physician can visually compare the patient's pain map against a stimulation map and optimize the patient's stimulator setting to address the patient's needs and assess whether desired levels of pain relief have been obtained and whether excess stimulation has been delivered.

PainDoc enables the physician to program up to 24 different stimulation sets delivering electrical stimulation every 50 milliseconds to expand pain area coverage and relief. We believe that PainDoc should also allow physicians to create a broad-based database tool that, by using a standardized methodology, will enable physicians to share and compare outcome data, which can then be used to deliver more efficacious pain relief to individual patients. We believe that PainDoc and ANS transmitter devices used in tandem significantly enhance the effectiveness, flexibility and precision of managing chronic neuropathic pain. We expect PainDoc to promote the selection of our devices for stimulation procedures, especially as stimulation devices become more sophisticated and the pain management process becomes more refined.

We continue to make improvements to PainDoc and will continue to develop systems that are easier to use and offer more capability.

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

In 1999, industry analysts estimated the market for fully implantable intrathecal drug pumps was $201 million and they expect the market to grow to $385 million by the year 2003. The market for fully implantable intrathecal drug pumps is currently divided between constant rate drug pumps and programmable rate drug pumps. According to industry analysts, the programmable drug pumps account for 81 percent of the number of intrathecal drug pump procedures performed, with constant rate drug pumps accounting for the remainder. Currently, Medtronic, Inc. is the sole worldwide provider of a programmable intrathecal drug pump.

The programmable rate drug pump is the most versatile type of implantable pump since it allows the rate of drug delivery to be changed non-invasively to meet varying patients' needs. Medtronic's programmable pump contains a battery and motor. The battery delivers pulses of energy to the motor, which pushes the drug from the pump into the catheter and into the spinal canal. The programmability feature allows for time-modified delivery of the drug. For example, it can be non-invasively programmed to deliver more medication at night and less in the morning. Since the pump is powered with a battery, the entire pump typically needs to be replaced every four to five years.

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

Management believes that the fully implantable intrathecal drug pump market offers significant opportunity. In August 1998, we completed an agreement with Tricumed Medizintechnik GmbH, a German corporation, granting ANS rights to distribute Tricumed's fully implantable intrathecal drug pump products in international markets including the United States, Canada, the United Kingdom, France, Spain, Switzerland, South America, Australia and other world markets. Tricumed manufactures a proprietary constant rate intrathecal drug pump (Archimedes) that has received the CE mark (European) approval. Tricumed is also developing a fully implantable programmable intrathecal drug pump (Micromedes). Tricumed expects to complete development of the Micromedes pump and seek regulatory approval in Europe (CE mark) during 2000. Both the Archimedes and Micromedes pumps have proprietary engineered features that improve patient convenience and reduce costs. If Tricumed successfully completes development of the Micromedes and obtains the CE mark, we would commence marketing the Micromedes pump internationally. We would also seek approval from the FDA to initiate clinical trials in the United States, a step in the PMA process to receive approval to market the Micromedes domestically. We commenced marketing the Archimedes pump internationally in the first quarter of 1999.

In 1999, we continued development of our own silastic spring fully implantable constant rate intrathecal drug pump utilizing proprietary technology licensed from the University of Minnesota. We expect to complete development of the pump in the first half of 2000 and will seek approval from the FDA to initiate clinical trials in the United States. We will seek CE mark approval to distribute the pump internationally during the first half of 2000, with international sales expected to commence by year-end 2000. Management believes that its value-priced pump will expand the market for fully implantable intrathecal drug pumps to price-sensitive markets including cancer pain therapy and third world countries.

                             Other Business Matters
                             ----------------------

Marketing and Major Customers

Domestically, we utilize independent specialty distributors and commissioned sales agents who are focused on the chronic pain market to sell our stimulation systems. Currently, we have seven distributor territories, which employ a total of forty-four pain specialists who devote the majority of their selling efforts to ANS products. In addition, we have eleven sales agent territories that employ twenty-one sales agents who are focused on the pain market and depend upon ANS products as their flagship product line. We also have one direct sales territory. We employ four regional sales managers who personally interact with our customers and oversee the distributors, sales agents and direct representative. We also employ a Vice-President of North American Sales who coordinates the sales efforts of our distribution network in North America. Internationally, we sell product to eleven specialty pain distributors who represent ANS in twenty-one countries.

The primary medical specialists we target in our marketing efforts are anesthesiologists, neurosurgeons and orthopedic surgeons. Although neurosurgeons were the first practitioners to use stimulation systems, anesthesiologists (specializing in pain medicine) now account for a greater percentage of sales, as the relative number of these practitioners has grown and as the understanding and acceptance of stimulation treatment for chronic pain conditions has increased. We derive 93 percent of net revenues from product sales of our stimulation systems from domestic sales and approximately 7 percent from export sales.

During 1999, we had two major customers that accounted for 10 percent or more of our net revenue from product sales. Sun Medical, Inc. and Primesource Surgical, Inc., each a specialty distributor of ANS products, accounted for $3.0 million and $2.3 million, respectively, or 15 percent and 11 percent, respectively, of our net revenue from product sales for the year ended December 31, 1999. During 1998 and 1997, we had one major customer that accounted for 10 percent or more of our net revenue from product sales. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.4 million and $3.7 million, or 20 percent and 25 percent of our net revenue from product sales for the years ended December 31, 1998 and 1997, respectively. While we believe our relations with Sun Medical and Primesource Surgical are good, the loss of one or both of these customers could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

In 1999, we focused our research and development efforts on the continued development of our enhanced radio-frequency stimulation systems and ongoing research and development of new products for the neuromodulation market, such as an implantable pulse generator stimulation system for spinal cord stimulation, an implantable pulse generator stimulation system for Deep Brain Stimulation ("DBS") and a silastic spring constant rate intrathecal drug pump. We expended $3.77 million (18.3 percent of net revenue from product sales) on our research and development activities in 1999, compared to $2.80 million (16.5 percent of net revenue from product sales) in 1998. We expect to increase our investment in research and development and clinical trials during 2000 and expect expenditures of approximately $4.0 million. These expenditures will be directed toward completion of our silastic spring constant rate intrathecal drug pump, our implantable pulse generator stimulation system for spinal cord stimulation, our implantable pulse generator stimulation system for DBS and for the development of next generation radio-frequency stimulation systems and implantable pulse generator stimulation systems. These expenditures also include expenses for clinical trials that we expect to initiate on several of our new products upon approval from the FDA. The clinical trials are a necessary process to receive approval from the FDA to begin marketing the products in the United States. As of March 20, 2000, we had an in-house research and development staff of 29 personnel as compared to 25 in March 1999.

We may seek strategic partners for DBS to replace our terminated agreement with Sofamor Danek that could partially fund research and development expenditures during 2000. In addition to DBS, we believe our implantable pulse generator stimulation platform has market opportunities outside our focus of chronic pain, including applications such as epilepsy, urinary incontinence, angina, peripheral nerve stimulation and peripheral vascular disease. Any such market expansion, however, would require PMA approvals from the FDA. We may also seek strategic partners with established distribution systems to develop these market opportunities outside the chronic pain market area, although there is no assurance that we will be successful in negotiating and consummating agreements with strategic partners.

Manufacturing

We manufacture and package our stimulation systems at our manufacturing facility in Plano, Texas. This facility received ISO 9001 certification (for design and manufacturing processes) in July 1999. See Item 1. "Business-Other Business Matters-Government Regulations."

Our manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products. We subcontract with various suppliers to provide us with the quantity of component parts necessary to assemble our products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources. For example, we currently rely on a single supplier for a computer chip used in the receiver of our stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date has not determined when this will occur. The supplier has agreed to notify us once a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip. In addition, we are developing a new receiver design that does not use any custom computer chips. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect our ability to deliver finished products on time.

We devote significant attention to quality assurance. Our quality assurance measures begin at the manufacturing level where components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Finished components are shipped to outside processors for ethylene oxide gas sterilization.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. We believe that workers with these skills are readily available in the Dallas area.

Competition

In marketing our stimulation systems, we compete with one other significant supplier, Medtronic, Inc. Medtronic has substantially greater financial resources and engages in substantially greater research and development and marketing efforts. Medtronic holds a substantial majority share of the stimulation market and sells both radio-frequency stimulation systems and implantable pulse generator stimulation systems. Medtronic also holds the substantial majority share of the market for implantable intrathecal drug pumps and is the sole marketer worldwide of fully implantable programmable intrathecal drug pumps and implantable pulse generators.

We believe that the principal competitive factors in the neuromodulation market are cost-effectiveness, impact on patient outcomes, product performance, quality, ease of use, technical innovation and customer service. We intend to continue to compete on the basis of our high-performance products, innovative technologies, manufacturing capabilities, close customer relations and support, and our strategy to increase our offerings of products within the neuromodulation market.

Patents, Trademarks and Proprietary Information

We currently own five United States patents and two foreign patents. In management's view, these patents offer reasonable coverage of our stimulation devices' electrode, receiver, transmitter and programmer technology as well as advanced PainDoc computer system technology. These patents, in part, cover both radio-frequency stimulation systems and implantable pulse generator stimulation systems for a wide range of current and future applications. Pending patent applications concern new stimulation lead technology, implant accessories, and improved connector mechanisms.

We also license four United States patents and one foreign patent from the University of Minnesota relating to the constant rate intrathecal drug pump we are currently developing.

Additionally, we are exclusively licensing a patent directed to advanced placement techniques and a patent directed to methods to facilitate relieving the effects of chronic pelvic pain such as interstitial cystitis.

The validity of any patents issued to us may be challenged by others and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, there can be no assurance that other technologies cannot or will not be developed or that patents will not be obtained by others which would render our patents obsolete. The loss of any one patent would not have a material adverse effect on our current revenue base. Although we do not believe that patents are the sole determinant of the commercial success of our products, the loss of a significant percentage of our patents could have a material adverse effect on our business, financial condition and results of operations.

We have developed technical knowledge which, although non-patentable, we consider as significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets of the Company and prohibiting that employee from engaging in any competitive business while the employee is working for the Company and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to the business of the Company will be assigned to the Company and become the Company's sole property.

Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The interventional pain management market is characterized by extensive patent and other intellectual property claims, which can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and its outcome is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPUSTIM(R), MULTISTIM(R), PAINDOC(R), UNISTIM(R) and OCTRODE(R) are among our registered trademarks. Registration applications are pending for various trademarks, which we believe, have value in the marketplace, including Advanced Neuromodulation Systems, ANS and Renew.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of our products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). We are subject to inspection by the FDA for compliance with such regulations and procedures.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities such as the Company comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, injunctive actions or civil penalties and criminal prosecutions of the Company or responsible employees, officers and directors. We were last inspected in the summer of 1996, and no major violations were found.

Under the FDA's requirements, a new medical device cannot be released for commercial use until a pre-market approval application (a "PMA") has been filed with the FDA and the FDA has approved the device's release. If a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of our currently marketed products have been the subject of successful 510(k) submissions, we believe that because the products we are currently developing are more innovative, some of these products will require the PMA submission process, which is lengthier and more costly than the 510(k) process.

We are also subject to regulation in each of the foreign countries in which we sell our products with regard to product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries. To date, we have not experienced significant difficulty in complying with these regulations.

To position ourselves for access to European and other international markets, we have maintained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national standard bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is essential to enter European Community markets.

In July 1999, our quality system was re-certified to ISO 9001/EN 46001 certification. The ISO 9001 registration is the most stringent standard in the ISO series and lasts for three years. The German notified body TUV Product Services issued the re-certification certificates. The ISO 9001 standard covers design, production, installation and servicing of products. The EN 46001 covers the same elements as the ISO standard; however, the focus is on quality systems for medical device manufacturing. In addition, we are certified to the Active Implantable Medical Device Directive allowing us to market devices throughout the European Community. We are subject to an annual audit by the notified body to maintain our registrations.

The financial arrangements through which we market, sell and distribute our products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The "fraud and abuse" laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain "Designated Health Services" to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and on a national level, several health care reform initiatives have been proposed which would have a similar impact. We believe that our operations and our marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although we do not believe that we will need to undertake any significant expense or modification to our operations or our marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect our marketing, sales and distribution practices, and may affect us in other respects not presently foreseeable, but which could have an adverse impact on our business, financial condition and results of operations.

Third Party Reimbursement and Cost Containment

Our products are purchased primarily by hospitals and ambulatory surgery centers, which then bill various third-party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private insurance companies, managed care and worker's compensation organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have an adverse impact on our business, financial condition and results of operations. Third-party payers are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer, was experimental or was used for an unapproved application.

Our stimulation systems, while cost-effective compared to repeat back surgeries, have encountered some resistance to third party reimbursement. Although Medicare, Medicaid and many private insurers reimburse for the stimulation systems and procedure, especially after repeat back surgeries have failed to relieve chronic pain, some managed care and private payers occasionally refuse to reimburse for stimulation systems or restrict reimbursement. There can be no assurance that in the future, third-party payers will continue to reimburse for our products, or that their reimbursement levels will not adversely affect the profitability of our products. In addition, health care costs have risen significantly over the past decade, and there have been and will continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on our business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. In addition to legislative and regulatory initiatives, there has also been a significant increase in the number of Americans enrolling in some form of managed care plan. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact existing or proposed legislation, regulation or such third-party payer measures may have on our future business, financial condition or results of operations.

Changes in reimbursement policies and practices of third-party payers could have a substantial and material impact on sales of our products. The development or increased use of more cost-effective treatments could cause such payers to decrease or deny reimbursement to favor these other treatments.

Employees

As of March 20, 2000, we employed 108 full-time employees, 29 in research and development, 23 in sales and marketing, 45 in manufacturing and related operations, and the remainder in executive and administrative positions. None of our employees is represented by a labor union and we consider our employee relations to be good.

Advisory Board

We have established the Advanced Neuromodulation Systems Advisory Board, which is comprised of individuals with substantial expertise in neuromodulation and pain management. Members of our management and scientific and technical staff consult closely with members of the Advisory Board to identify specific areas where techniques are changing and where existing products do not adequately fulfill the needs of the pain physician. The Advisory Board helps management evaluate new product ideas and concepts and once a product is approved for development, its subsequent design and development. The Advisory Board may also participate in the clinical testing of products developed.

Certain members of the Advisory Board are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. The members of the Advisory Board may also serve as consultants to other medical device companies. No members of the Advisory Board are expected to devote more than a small portion of their time to the Company.

ITEM 2.  PROPERTIES

In connection with the January 1998 sale of our cardiovascular products division, we granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. The facility covers approximately 107,000 square feet and was constructed during 1993 on 19.2 acres of land that we acquired in 1985. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility of $3.6 million at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. See Note 9- "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements. No material gain or loss was realized on the sale of the facility. We leased space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and paid Atrion fifty percent of certain operating expenses including utilities, janitorial services, landscaping services, insurance and property taxes. At that time we moved our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas discussed below.

We entered a sixty-three month lease agreement in February 1999 for the Plano facility. Under terms of the lease agreement, which became effective on June 1, 1999, we received three months of free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. We also have a first right of refusal to acquire the facility. We spent approximately $2.4 million for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room for the leased facility. The expense of moving and transitioning into the new facility was immaterial.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to product liability claims related to ANS' stimulation systems. Product liability insurers have assumed responsibility for defending us against these claims, subject to reservation of rights in certain cases. While historically product liability claims for our stimulation systems have not resulted in significant monetary liability beyond our insurance coverage, there can be no assurances that we will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that our current stimulation business and future neuromodulation products will not be adversely affected by these product liability claims. While we seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that we will avoid significant future product liability claims relating to our stimulation systems.

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol "ANSI." Until June 30, 1998, the common stock was quoted on the Nasdaq National Market under the symbol "QMED". Our symbol was changed on July 1, 1998 in connection with our name change from Quest Medical, Inc. to Advanced Neuromodulation Systems, Inc. On March 20, 2000, there were approximately 672 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.


             1998:                                      High            Low
             ----                                 -------------- --------------
             First Quarter                          $    8.75      $    6.50
             Second Quarter                         $   10.00      $    8.06
             Third Quarter                          $   10.00      $    5.75
             Fourth Quarter                         $    6.75      $    5.00

             1999:                                      High            Low
             ----                                 -------------- --------------

             First Quarter                          $    8.19      $    6.19
             Second Quarter                         $    9.56      $    6.50
             Third Quarter                          $   11.44      $    7.69
             Fourth Quarter                         $    9.38      $    7.00

             2000:                                      High            Low
             ----                                 -------------- --------------

             First Quarter                          $   19.00      $    9.94
             (through March 20, 2000)

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

During January 1998, the Board of Directors approved a stock repurchase program of up to 500,000 shares of our common stock and during August 1998 approved the repurchase of up to an additional 1,000,000 shares. In September 1999, the Board of Directors approved the repurchase of up to an additional 250,000 shares. During the year ended December 31, 1998, we repurchased 1,258,625 shares of our common stock at an aggregate cost of $9,411,055, or an average of $7.48 per share. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. In the aggregate, we have purchased 1,663,500 shares under the authorized repurchase programs and 86,500 shares are available for repurchase as of March 20, 2000. During the years ended December 31, 1999 and 1998, we issued 162,068 and 184,874 shares respectively, from the treasury upon the exercise of stock options. At December 31, 1999, 1,316,558 shares remained in the treasury. Our purchases may be effected through open market purchases, block transactions, privately negotiated purchases or otherwise. Purchases of our common stock will be effected at prices and terms to be determined in light of then current circumstances, are completely discretionary and may be temporarily or permanently suspended at any time without notice.

ITEM 6.  SELECTED FINANCIAL DATA

                                 --------------------------------------------------------------------------
                                                         Years Ended December 31,
                                 --------------------------------------------------------------------------
                                     1999           1998           1997           1996          1995(1)
                                 -------------- -------------- -------------- -------------- --------------
                                                  (in thousands, except per share data)
Statement of Operations Data: (2)

  Net revenue-product sales       $   20,578    $    17,006     $   14,718     $   11,403     $   10,434
  Total net revenue                   29,478         20,106         14,718         11,403         10,434
  Gross profit-product sales          13,949         12,021          9,878          8,088          7,682

  Research and development
    expense                            3,773          2,801            977          1,316            808
  Purchased research and
    development                           --             --             --             --         10,500
  Marketing, general and
    administrative and
    amortization expenses             10,235          8,486          6,815          6,257          3,796
  Earnings (loss) from operations      8,842          3,833          2,086            515         (7,421)

  Net earnings (loss) from
    continuing operations              6,003          2,586            818            115         (8,906)
  Loss from discontinued
    operations                            --           (212)           (93)          (527)        (1,199)
  Gain on the sale of assets of
    discontinued operations               --          4,585             --             --             --

  Net earnings (loss) from
    discontinued operations               --          4,373            (93)          (527)        (1,199)
  Net earnings (loss)             $    6,003     $    6,959     $      724     $     (412)    $  (10,374)

Diluted earnings (loss) per share:
   Continuing operations          $      .75     $      .30     $      .09     $      .01     $    (1.42)
   Discontinued operations        $       --     $      .51     $     (.01)    $     (.06)    $     (.19)
   Extraordinary item             $       --     $       --     $       --     $       --     $     (.05)
   Net earnings (loss)            $      .75     $      .81     $      .08     $     (.05)    $    (1.66)


                                                              Years Ended December 31,
                                 ---------------- ---------------- ---------------- ----------------- ----------------
                                      1999            1998              1997             1996             1995
                                 ---------------- ---------------- ---------------- ----------------- ----------------
                                                                   (in thousands)
Balance Sheet Data:

   Cash, cash equivalents and
    marketable securities        $       8,752    $      12,263    $        2,204   $        2,206    $       3,914
   Working capital                      16,178           16,426            14,128           11,088           12,183
   Total assets                         43,555           45,485            48,982           47,188           44,496
   Short-term notes payable and
    current maturities of
    long-term notes payable                 --            3,633             8,257            2,084            1,616
   Notes payable, excluding
    current maturities                      --               --             3,635           11,912            8,558
   Stockholders' equity          $      37,038    $      33,304      $     33,906     $     30,993      $    30,870

-----------------------
(1)Includes results of ANS from March 31, 1995. The net loss for 1995 reflects a charge of $10,500, or $(1.68), for purchased in-process research and development incurred in connection with the ANS acquisition and an extraordinary charge of $269, or $(.05) per share, for the write-off of capitalized debt issuance costs due to early repayment of bank debt with the proceeds from a public offering completed in November 1995.

(2)On January 30, 1998, the Company sold its cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations. See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview

On January 30, 1998, we sold the assets of our CVS (cardiovascular) Operations, including our MPS(R) myocardial protection system product line, to Atrion Corporation. See Note 9 - "Sale of CVS Operations/ Discontinued Operations" of the Notes to Consolidated Financial Statements. We received approximately $23 million in cash from the sale. We also granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. No material gain or loss was realized on the sale of the facility. We leased space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and paid Atrion fifty percent of certain operating expenses. At that time we moved our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas. The expense of moving and transitioning into the new facility was immaterial.

Assets of the CVS Operations sold to Atrion primarily consisted of accounts receivable, inventories, furniture and fixtures, manufacturing tooling and equipment, and intangible assets including patents, trademarks and purchased technology. The intangible assets also included the rights to the name Quest

Medical, Inc., our former name. We reported a pretax gain on the transaction of $7.1 million during the year ended December 31, 1998. This pretax gain is net of $1.0 million of compensation expense recorded as a result of changes made to the stock options held by employees of the CVS Operations. See Note 5 - "Stockholders' Equity" of the Notes to Consolidated Financial Statements. The pretax gain is also net of an expense of $969,000 recorded in connection with sale of the facility to Atrion which relates to abated property taxes. See Note 9 - "Sale of CVS Operations/Discontinued Operations" of the Notes to Consolidated Financial Statements. We utilized $9 million of the proceeds from the sale to retire debt and pay expenses related to the transaction.

The CVS Operations have been accounted for as discontinued operations in the Consolidated Financial Statements for the years ended December 31, 1998 and 1997.

In June 1998, we completed an agreement with Sofamor Danek under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 10 - "Product Development Agreement" of the Notes to Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during January 1999 due to the termination of the agreement with Sofamor Danek as a result of the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during January 1999.

The former agreement with Sofamor Danek fits with our strategy to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS' core technology into other significant market segments beyond our focus on the chronic pain segment of the neuromodulation market. We cannot assure you, however, that we will be successful in negotiating and consummating research and development agreements with other strategic partners.

In September 1999, the Neurological Devices Panel of the Medical Devices Advisory Committee recommended that the FDA reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. Class III devices typically require a Pre-Market Approval (PMA), supplemented with clinical trials to prove safety and effectiveness of the device, while Class II devices typically require a Pre-Market Notification (510(k)) to demonstrate substantial equivalence to an existing legally marketed device prior to receiving market clearance by the FDA. According to the FDA's 1999 ODE Annual Report, the average time for PMA's was
12.5 months (excluding the one-year typically required for clinical trials, or approximately 24 months total). The ODE Annual Report reported the average elapsed time for a 510(k) approval of 3.4 months in 1999.

We expected to receive a final reclassification decision from the FDA in January 2000 but have experienced a delay that we believe is related to the FDA's workload. We received a written progress report dated February 25, 2000 in which the FDA stated that it had received adequate information to move forward toward a final decision. The agency's letter further indicated that there may be "special controls" available to ensure the safety and effectiveness of the IPG device for treating pain of the trunk and/or limbs. We remain optimistic that the FDA will follow the recommendation of its panel to reclassify the IPG and are prepared to move quickly to file the 510(k) Pre-Market Notification for clearance to market the IPG in the United States if the FDA approves the reclassification. The IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs is expected by industry analysts to approach $140 million in 2000, is growing at a 25% to 30% annual rate and is currently dominated by a single competitor, Medtronic, Inc.

Results of Operations

Comparison of the Years Ended December 31, 1999 and 1998

We reported net earnings of $6.00 million or $.75 per diluted share in 1999 compared to $6.96 million or $.81 per diluted share in 1998. The 1998 results included net earnings of $4.4 million from the discontinued CVS Operations or $.51 per diluted share primarily due to an after-tax gain of $4.6 million on the sale of the discontinued operations. Net earnings from continuing operations increased to $6.00 million or $.75 per diluted share in 1999 compared to $2.59 million or $.30 per diluted share in 1998. Net earnings from continuing operations in 1999 and 1998 benefited from $8.9 million and $3.1 million, respectively, of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue from continuing ANS operations of $29.48 million for the year ended December 31, 1999, was $9.37 million, or 46.6 percent, above the comparable 1998 level of $20.11 million. The 1999 period includes $8.9 million of net revenue and the 1998 period includes $3.1 million of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 21.0 percent to $20.58 million during 1999 compared to $17.01 million in 1998. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns. All of the $3.57 million increase in 1999 was the result of higher sales in the United States. During June 1999, we launched our enhanced radio-frequency stimulation system, the Renew(TM) System, in the United States. We will launch the Renew System in international markets during 2000.

Gross profit from product sales increased to $13.95 million in 1999 from $12.02 million in 1998 due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales decreased to 67.8 percent in 1999 compared to 70.7 percent in 1998 due to (1) approximately $350,000 of additional costs we incurred from product transition and unexpected lower manufacturing yields related to the Renew System during the third quarter of 1999, (2) higher component costs for the Renew System, and (3) production downtime associated with our move to our new leased facility in May 1999.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $14.01 million in 1999 compared to $11.29 million in 1998 and as a percentage of net revenue from product sales increased to 68.1 percent in 1999 from 66.4 percent in 1998.

Research and development expense increased to $3.77 million in 1999, or 18.3 percent of 1999 net revenue from product sales, from $2.80 million during 1998, or 16.5 percent of 1998 net revenue from product sales, reflecting our stepped up commitment to develop products that will expand our presence into other rapidly growing market segments of the neuromodulation market. This increase during 1999 compared to 1998 was the result of higher salary and benefit expense from staffing additions, increased consulting expense, and higher test material expense. These expenditures during 1999 were directed toward development of our Renew System, which we launched in the United States during June 1999, a silastic spring constant rate intrathecal drug pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation. We expect to complete the development of our IPG stimulation system for spinal cord stimulation during April 2000, and if the FDA approves reclassification of the device, we anticipate obtaining 510(k) pre-market notification clearance during the second half of 2000 and would launch the IPG system domestically upon receipt of the clearance. In addition, we expect to receive CE mark approval for the IPG system in the second half of 2000, at which time we would launch it in European markets. We also expect to complete the development of our silastic spring constant rate intrathecal drug pump and begin clinical trials in the United States by the end of 2000. Similarly, we expect to receive CE mark approval on the constant-rate intrathecal drug pump by year-end 2000, at which time we would launch it in European markets.

Marketing expense, as a percentage of net revenue from product sales, increased to 30.6 percent in 1999 from 27.5 percent in 1998, and the absolute dollar amount increased from $4.68 million during 1998 to $6.29 million in 1999. This dollar increase during 1999 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions, higher expense for education and training of new implanters and expense related to the launch of our Renew System.

General and administrative expense increased from $2.63 million during 1998 to $2.76 million in 1999 while as a percentage of net revenue from product sales, decreased to 13.4 percent in 1999 from 15.5 percent during 1998. The increase in the absolute dollars of expense of $124,000 during 1999 was principally the result of higher salary and benefit expense from staffing additions, higher expense related to investor relations and higher patent legal expense.

Amortization of ANS intangibles increased from $1.17 million in 1998 to $1.19 million during 1999 due to expense for additional patents we have licensed.

Other income increased to $706,000 in 1999 compared to $499,000 in 1998 primarily as a result of a $287,000 reduction in interest expense due to the repayment of our mortgage debt in February 1999 when we sold our facility to Atrion Corporation.

Income tax expense from continuing operations increased to $3.55 million in 1999 from $1.75 million in 1998 due to higher earnings from ANS operations. This represents effective tax rates of 37.1 percent in 1999 and 40.3 percent in 1998. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 1999 and 1998 compared to the U.S. statutory rate for corporations of 34 percent.

Comparison of the Years Ended December 31, 1998 and 1997

We reported net earnings of $6.96 million or $.81 per diluted share in 1998 compared to $724,000 or $.08 per diluted share in 1997. The 1998 results included net earnings of $4.37 million from the discontinued CVS Operations or $.51 per diluted share primarily due to an after-tax gain of $4.59 million on the sale of the discontinued operations while the 1997 results included a loss of $93,000 or $(.01) per diluted share from the discontinued operations. Net earnings from continuing operations increased to $2.59 million or $.30 per diluted share in 1998 compared to $818,000 or $.09 per diluted share in 1997.

Total net revenue from continuing ANS operations of $20.11 million for the year ended December 31, 1998, was $5.39 million, or 37 percent, above the comparable 1997 level of $14.72 million. The 1998 period includes $3.10 million of net revenue associated with our former development agreement for DBS products with Sofamor Danek. Net revenue from ANS product sales increased 16 percent to $17.01 million during 1998 compared to $14.72 million in 1997. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns. Of the $2.29 million increase in 1998, $1.7 million was the result of higher sales in the United States and the remainder from higher sales internationally.

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

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $11.3 million in 1998 compared to $7.8 million in 1997 and as a percentage of net revenue from product sales increased to 66.4 percent in 1998 from 52.9 percent in 1997.

Research and development expense increased to $2.80 million in 1998, or 16.5 percent of 1998 net revenue from product sales, from $977,000 during 1997, or
6.6 percent of 1997 net revenue from product sales, reflecting our stepped up commitment to develop products that will expand our presence into other market segments of the neuromodulation market. This increase during 1998 compared to 1997 was the result of higher salary and benefit expense from staffing additions, increased consulting expense, and higher test material expense. These expenditures during 1998 were directed toward development of our enhanced radio-frequency stimulation systems, which we introduced to the U.S. market in June 1999, a silastic spring constant rate intrathecal drug pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation.

Marketing expense, as a percentage of net revenue from product sales, increased to 27.5 percent in 1998 from 27.0 percent in 1997, and the absolute dollar amount increased from $3.97 million during 1997 to $4.68 million in 1998. This dollar increase during 1998 was attributable to higher commissions from increased product sales, higher training expense for new users of ANS products and higher convention and promotional expense.

General and administrative expense increased from $1.76 million during 1997 to $2.63 million in 1998 and as a percentage of net revenue from product sales, increased to 15.5 percent in 1998 from 12.0 percent during 1997. This increase in expense during 1998 was principally the result of increased legal expense related to the various development agreements discussed above, increased recruiting and relocation expense and increased costs for existing employee benefit plans.

Amortization of ANS intangibles increased from $1.09 million in 1997 to $1.17 million during 1998, mostly due to an expense associated with a non-compete agreement with the former president and chief executive officer.

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

Income tax expense from continuing operations increased to $1.75 million in 1998 from $733,000 in 1997 due to higher earnings from ANS operations. This represents effective tax rates of 40.3 percent in 1998 and 47.3 percent in 1997. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 1998 and 1997 compared to the U.S. statutory rate for corporations of 34 percent.

Liquidity and Capital Resources

At December 31, 1999 our working capital decreased slightly from $16.43 million at year-end 1998 to $16.18 million at year-end 1999. The ratio of current assets to current liabilities was 4.86:1 at December 31, 1999, compared to 2.68:1 at December 31, 1998. Cash, cash equivalents and marketable securities totaled $8.75 million at December 31, 1999 compared to $12.26 million at December 31, 1998.

In January 1999, we received the $8 million payment in connection with the termination of the DBS agreement with Sofamor Danek.

During February 1999, we completed the sale of our corporate facility to Atrion for $6.5 million. After repayment of the mortgage debt and expenses related to the transaction, we realized net proceeds of $2.7 million.

During September 1999, the Board of Directors authorized increasing our stock repurchase program by an additional 250,000 shares to a total of 1,750,000 shares. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. In aggregate, we have purchased 1,663,500 shares under the authorized repurchase programs and 86,500 shares are available for repurchase as of March 17, 2000. During the years ended December 31, 1999 and 1998, we issued 162,068 and 184,874 shares respectively, from our treasury upon the exercise of stock options. At December 31, 1999, 1,316,558 shares remained in the treasury.

We increased our investment in inventories by $3.36 million to $6.00 million at December 31, 1999, from $2.64 million at December 31, 1998. While this is a higher level of inventory than we plan to carry on an ongoing basis, several factors contributed to the increase. First, we are continuing to transition from our former radio-frequency systems to the Renew System. We are continuing to sell the former systems in international markets until the appropriate regulatory approvals are received. Second, we built inventory of Renew System components as part of a phased product and geographical launch. Third, we decided to increase our safety stock levels on critical single-sourced components due to electronic component shortages experienced during 1999. Fourth, we began building inventory in anticipation of our launch of the IPG in the second half of 2000. We estimate that our investment in inventory will decrease by approximately $1.0 million by year-end 2000.

We spent $5.91 million during 1999 for capital expenditures and license fees for additional patents and intellectual property we are licensing. Of such expenditures, approximately $2.4 million were for new furniture and equipment, computer systems, telephone system, manufacturing clean room and leasehold improvements for our new leased facility. We also spent $1.30 million during 1999 to license additional patents and intellectual property. The remaining expenditures of $2.21 million relate to manufacturing tooling and equipment for the Renew System and other new products we are developing. We expect capital expenditures and patent license fees to be substantially less in fiscal 2000 and have budgeted expenditures of approximately $1.7 million.

We believe our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by continuing operations was $2.22 million in 1999, $6.93 million in 1998 and $2.11 million in 1997. Although net earnings from continuing operations increased to $6.00 million in 1999 from $2.59 million in 1998, net cash provided from continuing operations decreased by $4.71 million primarily due to changes in components of working capital. During 1999, we used cash to increase our investment in assets such as inventories, account receivable and prepaid expenses and other assets and to reduce our income taxes payable. For 1998 compared to 1997, net cash provided by continuing operations increased by $4.82 million reflecting improved operating results, deferred revenue associated with our former agreement with Sofamor Danek and an increase in our income taxes payable not due until March 1999. Net cash provided by discontinued operations decreased to $59,000 in 1998 compared to $391,000 in 1997. The 1998 period included only one month of results until the sale in January 1998.

Net cash provided by investing activities decreased to $447,000 in 1999 from $20.81 million in 1998 while we used cash in investing activities in 1997 of $5.74 million. The 1999 period reflects $6.35 million of net proceeds we received when we sold our facility to Atrion Corporation. We utilized $5.91 million in 1999 for capital expenditures for leasehold improvements, furnishings and equipment for our new leased facility, manufacturing tooling and equipment for our Renew System and new products we are developing and licensing fees for patents. The 1998 period reflects net proceeds of $21.8 million from the sale of discontinued operations. We utilized $1.68 million in 1998 for capital expenditures primarily for manufacturing tooling and equipment for the new products we are developing and license fees for patents we licensed. Primary uses of cash during 1997 were capital expenditures of $1.29 million and payments to the former owner of the neurostimulation business relating to patents and settlements of $4.47 million.

Net cash used in financing activities decreased to $6.01 million in 1999 from $16.85 million in 1998 while financing activities provided net cash of $3.29 million in 1997. During 1999, we received net cash of $573,000 from the exercise of stock options while $2.95 million was used for share repurchases and $3.63 million for the repayment of our mortgage debt. During 1998, we received net cash of $818,000 from the exercise of stock options while $9.41 million was used for share repurchases and $8.26 million to reduce debt. During 1997, we received cash of $922,000 from the exercise of stock options and $3.53 million from additional borrowings under short-term notes. We used $1.16 million during 1997 to repay debt.

Year 2000

We believe our computer software programs, operating systems and manufacturing equipment are Year 2000 compliant and ready for use beyond the Year 2000.

We are not currently aware of any material Year 2000 problems relating to any of our material internal software programs, operating systems and manufacturing equipment. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as our suppliers, customers and other service providers. We believe that absent a systemic failure outside our control, such as a prolonged loss of electrical or telecommunications service, Year 2000 problems at third parties will not have a material impact on our operations. However, the failure of our internal systems or the systems of third parties to be Year 2000 compliant could result in disruptions to our operations, including, among other things, a temporary inability to process transactions, send invoices, manufacture products or engage in similar normal business activities. Therefore, depending on the scope and nature of the problems, we could be required to devote significant resources to correcting such problems. The costs associated with remediating any Year 2000 problems have not been material to date and although we do not anticipate that these costs will be material in the future, we cannot assure you that these costs will not be material.

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

Single-Sourced Components. We rely on a single supplier for the computer chip used in the receiver of our stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date, has not determined when this will occur. The supplier has agreed to notify us when a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are developing a new receiver design that does not use a custom computer chip. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect our ability to deliver finished products on time.

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

Cost Pressures on Medical Technology. The overall escalating cost of medical products and healthcare results in significant cost pressure. Third-party payers are under intense pressure to challenge the prices charged for medical products and services. We rely heavily on Medicare and Medicaid reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could adversely impact our business, financial condition and results of operations.

Potential Product Liability. The testing, manufacturing, marketing and sale of medical devices entail substantial risks of liability claims or product recalls.

Reliance on Customer/Distributor. During 1999, we had two major customers that accounted for 10 percent or more of our net revenue. Sun Medical, Inc. and Primesource Surgical, Inc., each a specialty distributor of ANS products, accounted for $3.0 million and $2.3 million, respectively, or 14.6 percent and
11.2 percent, respectively, of ANS' net revenue from product sales for the year ended December 31, 1999. While we believe our relations with Sun Medical and Primesource Surgical are good, the loss of one or both of these customers could have a material adverse effect on our business, financial condition and results of operations.

Year 2000 Compliance. Although our Year 2000 readiness efforts were successful and we have not experienced any Year 2000 issues to date, we cannot assure you that Year 2000 issues will not occur at a later date that would have a material adverse impact on our results of operations, financial condition and cash flows.

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

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions. At December 31, 1999, we had $7,192,687 invested in money market funds and $1,012,106 in a certificate of deposit with a maturity date of 90 days from the purchase date. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of real estate investment trusts and investment grade corporate preferred securities that are traded on the New York Stock Exchange. The cost of these investments is $764,195 and had a fair value at December 31, 1999 of $398,208. The investments are subject to overall stock market and interest rate risk. A hypothetical 20 percent decrease in the share prices of these investments from the prices at December 31, 1999 would decrease the fair value by $79,642.

At December 31, 1999, we had no debt instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors" and "Executive Officers" in our definitive proxy material which will be filed in connection with our 2000 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in our definitive proxy material which will be filed in connection with our 2000 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in our definitive proxy material which will be filed in connection with our 2000 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the caption "Certain Relationships and Related Transactions" in our definitive proxy material which will be filed in connection with our 2000 annual meeting of stockholders, which information is incorporated herein by reference.

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

         3.       Exhibits:  See (c) below.

(b)      Reports on Form 8-K.
         None.

(c)      Exhibits:

         2.1 Asset Purchase Agreement, dated December 29, 1997, by and among Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and 2.3(b))(7)
         3.1      Articles of Incorporation, as amended and restated(4)
         3.2      Bylaws(1)
         4.1 Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as
                  Rights Agent(5)
         10.1 Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
         10.2     Form of 1979 Employees Stock Option Agreement(3)
         10.3     Quest Medical, Inc. Directors Stock Option Plan (as amended)
                  (2)
         10.4     Form of Directors Stock Option Agreement(1)
         10.5     Quest Medical, Inc. 1987 Stock Option Plan(4)
         10.6     Form of 1987 Employee Stock Option Agreement(4)
         10.7     Quest Medical, Inc. 1995 Stock Option Plan(4)
         10.8     Form of 1995 Employee Stock Option Agreement(4)
         10.9     Quest Medical, Inc. 1998 Stock Option Plan(9)
         10.10    Employment  Agreement dated April 9, 1998 between Christopher
                  G. Chavez and Quest Medical, Inc.(8
         10.11 Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(8)
         10.12 Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(8)
         10.13    Form of Employment Agreement and Covenant Not to
                  Compete, between the Company and key employees(1)
         10.14 Form of License Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
         10.15 Form of Lease Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
         10.16 Form of Option Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
         10.17 Agreement, dated December 31, 1997, by and among Quest Medical, Inc., its subsidiaries and affiliates and Thomas C. Thompson(7)
         10.18 Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD.(10)
         11.1     Computation of Earnings Per Share(11)
         21.1     Subsidiaries(11)
         23.1     Consent of Independent Auditors(11)
         27.1     Financial Data Schedule - December 31, 1999(11)

-------------------------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2) Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6) Filed as an Exhibit to the report of the Company on Form 8-K dated February 13, 1998, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(7) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1997, and incorporated herein by reference.
(8) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.

(9) Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(10) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(11)     Filed herewith.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2000
                             ADVANCED NEUROMODULATION SYSTEMS, INC.

                             By:  /s/Christopher G. Chavez
                                  ------------------------
                                  Christopher G. Chavez
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Signature                          Title                     Date
         ---------                          -----                     ----
/s/Christopher G. Chavez     Chief Executive Officer, President   March 27, 2000
---------------------------- and, Director of Advanced
Christopher G. Chavez        Neuromodulation Systems, Inc.
                             (Principal Executive Officer)

/s/F. Robert Merrill III     Executive Vice President-Finance,    March 27, 2000
---------------------------- Treasurer and Secretary of
F. Robert Merrill III        Advanced Neuromodulation Systems,
                             Inc. (Principal Financial and
                             Accounting Officer)

/s/Hugh M. Morrison          Chairman of the Board and            March 27, 2000
---------------------------- Director of Advanced
Hugh M. Morrison             Neuromodulation Systems, Inc.

/s/Robert C. Eberhart        Director of Advanced                 March 27, 2000
---------------------------- Neuromodulation Systems, Inc.
Robert C. Eberhart

/s/Joseph E. Laptewicz, Jr.  Director of Advanced                 March 27, 2000
---------------------------- Neuromodulation Systems, Inc.
Joseph E. Laptewicz, Jr.

/s/A. Ronald Lerner          Director of Advanced                 March 27, 2000
---------------------------- Neuromodulation Systems, Inc.
A. Ronald Lerner

/s/Richard D. Nikolaev       Director of Advanced                 March 27, 2000
---------------------------- Neuromodulation Systems, Inc.
Richard D. Nikolaev

/s/Michael J. Torma          Director of Advanced                 March 27, 2000
---------------------------- Neuromodulation Systems, Inc.
Michael J. Torma

                                                                     Appendix A
                                                                     ----------







                        Consolidated Financial Statements

                          Independent Auditors' Report

                       Three Years Ended December 31, 1999

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

                     The Securities and Exchange Act of 1934

             Advanced Neuromodulation Systems, Inc. and Subsidiaries

                                Table of Contents

                                       to

                        Consolidated Financial Statements

                               Form 10-K - Item 8

Independent Auditors' Report

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 1999 and 1998
Consolidated Statements of Operations - Years ended December 31, 1999, 1998 and
 1997
Consolidated Statements of Stockholders' Equity - Years ended December 31,
 1999, 1998 and 1997
Consolidated Statements of Cash Flows - Years ended December
 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

                         Report of Independent Auditors

The Board of Directors
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14A. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ERNST & YOUNG LLP
                                              --------------------
                                              ERNST & YOUNG LLP

Dallas, Texas
February 25, 2000

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


Assets                                                               1999          1998
------                                                            ------------  ------------
Current assets:
    Cash and cash equivalents                                     $  8,353,658  $ 11,697,209
    Marketable securities                                              398,208       566,072

    Receivables:
        Trade accounts, less allowance for doubtful accounts
         of $140,824 in 1999 and $249,607 in 1998                    3,785,719     3,135,615
        Interest and other                                              70,965       124,511
                                                                  ------------  ------------
         Total receivables                                           3,856,684     3,260,126
                                                                  ------------  ------------
    Inventories:
        Raw materials                                                3,014,908     1,010,865
        Work-in-process                                                626,402       415,442
        Finished goods                                               2,357,907     1,216,955
                                                                  ------------  ------------
         Total inventories                                           5,999,217     2,643,262
                                                                  ------------  ------------

    Deferred income taxes                                              654,086       887,609

    Prepaid expenses and other current assets                        1,107,380       852,025

    Net assets of building and land sold in 1999                        --         6,310,985
                                                                  ------------  ------------
         Total current assets                                       20,369,233    26,217,288
                                                                  ------------  ------------
    Equipment and fixtures:
        Furniture and fixtures                                       3,240,322       882,968
        Machinery and equipment                                      3,599,338     2,066,514
        Leasehold improvements                                         711,271        --
                                                                  ------------  ------------
                                                                     7,550,931     2,949,482

        Less accumulated depreciation and amortization               1,862,361     1,060,890
                                                                  ------------  ------------
             Net equipment and fixtures                              5,688,570     1,888,592
                                                                  ------------  ------------

    Cost in excess of net assets acquired, net of accumulated
        amortization of $2,291,220 in 1999 and $1,734,617
        in 1998                                                      8,520,444     9,077,047
    Patents and licenses, net of accumulated amortization
        of $472,708 in 1999 and $302,281 in 1998                     4,071,196     3,054,283
    Purchased technology from acquisitions, net of accumulated amortization of $1,266,667 in 1999 and
        $1,000,000 in 1998                                           2,733,333     3,000,000
    Tradenames, net of accumulated amortization of
        $593,750 in 1999 and $468,750 in 1998                        1,906,250     2,031,250
    Other assets, net of accumulated amortization of
        $137,985 in 1999 and $68,993 in 1998                           265,748       216,908
                                                                  ------------  ------------
                                                                  $ 43,554,774  $ 45,485,368
                                                                  ============  ============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


Liabilities and Stockholders' Equity                                 1999          1998
------------------------------------                              ------------  ------------
    Current liabilities:
        Accounts payable                                          $ 1,765,377   $   904,899
        Accrued salary and employee benefit costs                     793,275       562,618
        Accrued tax abatement liability                               969,204       969,204
        Income taxes payable                                          511,848     2,276,655
        Other accrued expenses                                        151,372       544,295
        Deferred revenue                                               --           900,000
        Mortgage notes on building and land sold in 1999               --         3,633,475
                                                                  ------------  ------------
         Total current liabilities                                  4,191,076     9,791,146
                                                                  ------------  ------------

    Deferred income taxes                                           2,325,403     2,390,475

Commitments and contingencies

    Stockholders' equity:
        Common stock, $.05 par value
        Authorized-25,000,000 shares;
         Issued-8,708,367 shares                                      435,418       435,418
        Additional capital                                         40,423,457    41,156,582
        Retained earnings (deficit)                                 5,694,422      (308,859)
        Accumulated other comprehensive income (loss), net of
         tax benefit of $124,437 in 1999 and $67,363 in 1998         (241,550)     (130,760)
        Cost of common shares in treasury; 1,316,558 shares
         in 1999 and 1,073,751 shares in 1998                      (9,273,452)   (7,848,634)
                                                                  ------------  ------------

         Total stockholders' equity                                37,038,295    33,303,747
                                                                  ------------  ------------
                                                                  $43,554,774   $45,485,368
                                                                  ============  ============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             Years Ended December 31


                                                                1999            1998            1997
                                                            ------------    ------------    ------------
Net revenue-product sales                                   $20,578,384     $17,006,407     $14,717,721
Net revenue-contract research and development                 8,900,000       3,100,000          --
                                                            ------------    ------------    ------------
         Total net revenue                                   29,478,384      20,106,407      14,717,721
                                                            ------------    ------------    ------------

Operating expenses:
    Cost of product sales                                     6,628,983       4,985,887       4,839,261
    General and administrative                                2,756,931       2,633,250       1,760,061
    Research and development                                  3,772,579       2,801,175         976,900
    Amortization of intangibles                               1,187,689       1,170,585       1,085,871
    Marketing                                                 6,290,004       4,682,423       3,969,320
                                                            ------------    ------------    ------------
                                                             20,636,186      16,273,320      12,631,413
                                                            ------------    ------------    ------------
         Earnings from operations                             8,842,198       3,833,087       2,086,308

Other income (expense):
    Loss on sale of marketable securities                         --             (4,381)        (25,659)
    Interest expense                                            (44,861)       (331,468)       (625,321)
    Investment and other income, net                            751,238         834,772         115,197
                                                            ------------    ------------    ------------
                                                                706,377         498,923        (535,783)
                                                            ------------    ------------    ------------
         Earnings from continuing operations
             before income taxes                              9,548,575       4,332,010       1,550,525

Income taxes                                                  3,545,294       1,746,304         733,014
                                                            ------------    ------------    ------------
         Net earnings from continuing operations              6,003,281       2,585,706         817,511
                                                            ------------    ------------    ------------

Loss from discontinued operations, net of income
    tax benefits of $129,711 in 1998 and $15,909 in 1997          --           (211,634)        (93,490)

Gain on sale of assets of discontinued operations, net of
    income tax expense of $2,473,293 in 1998                      --          4,585,130           --
                                                            ------------    ------------    ------------
         Net earnings (loss) from discontinued operations         --          4,373,496         (93,490)
                                                            ------------    ------------    ------------
         Net earnings                                       $ 6,003,281     $ 6,959,202     $   724,021
                                                            ============    ============    ============

Basic earnings (loss) per share:

    Continuing operations                                   $       .79     $       .31     $       .10
                                                            ============    ============    ============
    Discontinued operations                                 $       --      $       .53     $      (.01)
                                                            ============    ============    ============
    Net earnings                                            $       .79     $       .84     $       .09
                                                            ============    ============    ============
Diluted earnings (loss) per share:

    Continuing operations                                   $       .75     $       .30     $       .09
                                                            ============    ============    ============
    Discontinued operations                                 $       --      $       .51     $      (.01)
                                                            ============    ============    ============
    Net earnings                                            $       .75     $       .81     $       .08
                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31


                                                                1999            1998            1997
                                                            ------------    ------------    ------------
Cash flows from operating activities:
  Net earnings from continuing operations                   $ 6,003,281     $ 2,585,706     $   817,511
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
      Depreciation                                              816,125         615,388         438,056
      Amortization                                            1,187,689       1,170,585       1,085,871
      Deferred income taxes                                     225,525         103,267         717,104
      Non-operating loss included in net earnings                 --              4,381          25,655
      Increase in inventory reserve                               --              52,818        534,619
      Changes in assets and liabilities
         Receivables                                           (596,558)       (748,442)       (130,283)
         Inventories                                         (3,355,955)        200,834        (500,835)
         Prepaid expenses and other current assets             (254,427)       (383,940)       (302,558)
         Income taxes payable                                (1,543,713)      1,605,319           --
         Accounts payable                                       860,478         649,802        (513,704)
         Accrued expenses                                      (220,897)        177,904         (62,529)
         Deferred revenue                                      (900,000)        900,000           --
                                                            ------------    ------------    ------------
           Net cash provided by continuing operations         2,221,548       6,933,622       2,108,907
           Net cash provided by discontinued operations           --             59,049         391,096
                                                            ------------    ------------    ------------
           Net cash provided by operating activities          2,221,548       6,992,671       2,500,003
                                                            ------------    ------------    ------------

Cash flows from investing activities:

    Net proceeds from sales of marketable securities              --             851,621      1,403,607
    Purchases of marketable securities                            --           (106,001)     (1,379,065)
    Additions to property, plant , equipment and patent
    licenses - continuing operations                         (5,907,550)     (1,678,842)       (545,193)
    Additions to property, plant and equipment -
      discontinued operations                                     --            (12,060)       (745,729)
    Net proceeds from sale of assets of discontinued
      operations                                              6,354,965      21,754,181           --
    Payments related to 1995 acquisition                          --              --         (4,472,197)
    Other                                                         --              --               (594)
                                                            ------------    ------------    ------------
           Net cash provided by (used in) investing
            activities                                          447,415      20,808,899      (5,739,171)
                                                            ------------    ------------    ------------

Cash flows from financing activities:

  Net increase (decrease) in short-term obligations          (3,633,475)     (8,081,763)      3,531,763
  Payment of long-term notes                                      --           (177,137)     (1,163,349)
  Exercise of stock options                                     573,272         817,766         922,386
  Purchase of treasury stock                                 (2,952,311)     (9,411,055)          --
                                                            ------------    ------------    ------------
           Net cash provided by (used in) financing
            activities                                       (6,012,514)    (16,852,189)      3,290,800
                                                            ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents         (3,343,551)     10,949,381          51,632
Cash and cash equivalents at beginning of year               11,697,209         747,828         696,196
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of year                    $ 8,353,658     $11,697,209     $   747,828
                                                            ============    ============    ============

Supplemental cash flow information is presented below:

  Income taxes paid                                         $ 4,863,482     $    37,715     $     --
                                                            ============    ============    ============
  Interest paid                                             $    44,861     $   370,304     $   994,294
                                                            ============    ============    ============

See accompany notes to consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Three Years Ended December 31, 1999

                                                                     Retained        Other                      Total
                                Common Stock          Additional     Earnings    Comprehensive   Treasury    Stockholders'
                             Shares        Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1996           8,338,510  $    416,926  $ 38,699,517  $ (7,992,082) $   (130,878) $         --  $  30,993,483
  Net earnings                     --            --            --       724,021            --            --        724,021
  Adjustment to
    unrealized losses on
    marketable securities          --            --            --            --        92,384            --         92,384
                                                                                                             -------------
  Comprehensive Income                                                                                             816,405
                                                                                                             -------------
  Shares issued upon
    exercise of stock
    options                   296,999        14,849       907,537            --            --            --        922,386
  Tax benefit from
    employee stock option
    exercises                      --            --     1,173,663            --            --            --      1,173,663
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1997           8,635,509       431,775    40,780,717    (7,268,061)      (38,494)           --    33,905,937
  Net earnings                     --            --            --     6,959,202            --            --     6,959,202
  Adjustment to
    unrealized losses on
    marketable securities          --            --            --            --       (92,266)           --       (92,266)
                                                                                                             -------------
  Comprehensive Income                                                                                          6,866,936
                                                                                                             -------------
  Shares issued upon
    exercise of stock
    options                    72,858         3,643       160,554            --            --            --       164,197
  Tax benefit from
    employee stock option
    exercises                      --            --       119,509            --            --            --       119,509
  Compensation expense
    resulting from
    changes to stock
    options                        --            --     1,004,654            --            --            --     1,004,654
  Issuance of 184,874
    shares from treasury
    for stock option
    exercises                      --            --      (908,852)           --            --     1,562,421       653,569
  Purchase of 1,258,625
    treasury shares,
    at cost                        --            --            --            --            --    (9,411,055)   (9,411,055)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1998           8,708,367       435,418    41,156,582      (308,859)     (130,760)   (7,848,634)   33,303,747
  Net earnings                     --            --            --     6,003,281            --            --     6,003,281
  Adjustment to unrealized
    losses on marketable
    securities                     --            --            --            --      (110,790)           --      (110,790)
                                                                                                             -------------
  Comprehensive income                                                                                          5,892,491
                                                                                                             -------------
  Tax benefit from employee
    stock option exercises         --            --       221,096            --            --            --       221,096
  Issuance of 162,068
    shares from treasury
    for stock option
    exercises                      --            --      (954,221)           --            --     1,527,493       573,272
  Purchase of 404,875
    treasury shares,
    at cost                        --            --            --            --            --    (2,952,311)   (2,952,311)
Balance at               ------------- ------------- ------------- ------------- ------------- ------------- -------------
December 31, 1999           8,708,367  $    435,418  $ 40,423,457  $  5,694,422  $   (241,550) $ (9,273,452) $ 37,038,295
                         ============= ============= ============= ============= ============= ============= =============

See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(1)   Business

Continuing Operations

Advanced Neuromodulation Systems, Inc. (the "Company" or "ANS") designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

The neuromodulation business, described above, was acquired in March 1995. All other businesses of the Company were sold in January 1998 as described below under Discontinued Operations.

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

Discontinued Operations

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines ("CVS Operations"), including its MPS(R) myocardial protection system product line, to Atrion Corporation (see Note 9 - "Sale of CVS Operations/Discontinued Operations"). The CVS Operations have been accounted for as discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 1998 and 1997. During October 1998, Atrion also exercised an option to acquire the Company's land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999. Net assets of the land and facility have been presented on the Consolidated Balance Sheet at December 31, 1998 as net assets of building and land sold in 1999.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and all of its subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped to its customers. The Company recognizes revenue from research and development contracts based upon the estimated percentage of completion of the development project which is determined by hours completed as a percentage of the total estimated hours under the product development plan.

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

Inventories

Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out ("FIFO") basis. Cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Equipment and Fixtures

Equipment and fixtures are stated at cost. Additions and improvements extending asset lives are capitalized while maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is reflected in the Statement of Operations.

Depreciation is provided using the straight-line method over the estimated useful lives of the various assets as follows:

Leasehold improvements                    5 years
Furniture and fixtures              2 to 10 years
Machinery and equipment             3 to 10 years

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

The cost of purchased patents is amortized on a straight-line basis over the estimated useful life (17 years) of such patents. The cost of certain licensed patents is amortized on a straight-line basis over the estimated useful life (20 years) of such patents while the cost of certain other licensed patents is amortized on a units of production method. Costs of patents that are the result of internal development are charged to current operations.

The Company assesses the recoverability of all its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 1999, the Company does not believe there has been any impairment of its intangible assets.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense included in marketing expense from continuing operations was $40,440, $21,843 and $14,746 at December 31, 1999, 1998 and 1997, respectively.

Deferred Taxes

Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which disclosures are presented in
Note 5, "Stockholders' Equity". Because of this election, the Company continues to account for its stock-based compensation plans under APB No. 25, "Accounting for Stock Issued to Employees". All of the Company's stock option grants are at exercise prices equal to the fair market value of the Company's stock on the date of grant, and therefore, no compensation expense is recorded.

Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings (loss) per share for 1999, 1998 and 1997 are based upon 7,583,159, 8,314,290 and 8,428,393 shares, respectively. Diluted earnings (loss) per share for 1999, 1998 and 1997 are based upon 8,003,087, 8,544,040 and
8,858,086 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                               1999        1998        1997
                                            ---------   ---------   ---------
Weighted-average shares outstanding
(basic shares)                              7,583,159   8,314,290   8,428,393
Effect of dilutive instruments(1)
         Stock options                        401,292     214,806     412,996
         Warrants                              18,636      14,944      16,697
                                            ---------   ---------   ---------
         Dilutive potential common shares     419,928     229,750     429,693
                                            ---------   ---------   ---------
Diluted shares                              8,003,087   8,544,040   8,858,086
                                            =========   =========   =========

(1) See Note 5 for a description of these instruments.

For 1999, 1998 and 1997, the incremental shares used for dilutive earnings
(loss) per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 250 shares at an average price of $8.94 per share were outstanding in 1999, 215,981 shares at an average price of $9.02 per share were outstanding in 1998, and options to purchase 148,313 shares at an average price of $10.80 per share were outstanding in 1997 but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(3)   Marketable Securities

The following is a summary of available-for-sale securities at December 31, 1999:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  securities      $  554,596   $     --   $  275,107   $ 279,489
Publicly traded limited partnerships            51,875         --       27,815      24,060
Real estate investment trusts                  141,590         --       47,143      94,447
Other                                           16,134         --       15,922         212
                                            ----------  ----------  ----------  ----------
                                            $  764,195  $      --   $  365,987   $ 398,208
                                            ==========  ==========  ==========  ==========

Estimated fair value is determined by the closing prices of the respective available-for-sale securities as reported on the New York and NASDAQ stock exchange markets at each financial reporting period.

At December 31, 1999, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1999.

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

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(4)   Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

Deferred tax assets:                                     1999           1998
                                                     ------------   ------------
   Tax credit and net operating loss carry forwards  $    36,649    $      --
   Deferred revenue                                        --           306,000
   Accrued expenses and reserves                         496,213        572,030
   Unrealized loss on marketable securities              124,437         67,362
                                                     ------------   ------------
   Total deferred tax asset                              657,299        945,392

Deferred tax liabilities:

   Purchased intangible assets                        (1,670,250)    (1,710,625)
   Excess of tax over book depreciation                 (597,425)      (602,383)
   Other                                                 (60,940)      (135,250)
                                                     ------------   ------------
   Total deferred tax liability                       (2,328,615)    (2,448,258)
                                                     ------------   ------------
   Net deferred tax asset (liability)                $(1,671,316)   $(1,502,866)
                                                     ============   ============

The provision for income taxes on earnings from continuing operations for the years ended December 31 consists of the following:

                                                1999           1998          1997
                                            -----------    -----------   -----------
                                 Current    $ 3,682,727    $ 2,005,713    $      --
                                 Deferred      (137,433)      (259,409)      733,014
                                            -----------    -----------   -----------
                                            $ 3,545,294    $ 1,746,304    $  733,014
                                            ===========    ===========   ===========

A reconciliation of the provision for income taxes on earnings from continuing operations to the expense calculated at the U.S. statutory rate follows:


                                                1999            1998          1997
                                            -----------    -----------   -----------
Income tax expense at statutory rate        $ 3,246,515    $ 1,472,883   $   527,179
Tax effect of:
   State taxes                                  183,625        117,900          --
   Nondeductible amortization of goodwill       189,211        189,245       185,200
   Other                                        (74,057)       (33,724)       20,635
                                            -----------    -----------   -----------
         Income tax expense                 $ 3,545,294    $ 1,746,304   $   733,014
                                            ===========    ===========   ===========

In 1998, the Company utilized net operating loss carry forwards of $4,277,540 and general business credits and alternative minimum tax credits of $1,038,669 to reduce its tax liabilities. At December 31, 1999, the Company had general business credits of $36,649 to reduce its tax liabilities.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(5)   Stockholders' Equity

The Company has a Shareholder's Rights Plan, adopted in 1996, which permits shareholders to purchase shares of the Company's common stock at significant discounts in the event a person or group acquires more than 15 percent of the Company's common stock or announces a tender or exchange offer for more than 20 percent of the Company's common stock.

During the year ended December 31, 1998, the Company repurchased 1,258,625 shares of its common stock at an aggregate cost of $9,411,055 and during the year ended December 31, 1999, the Company repurchased 404,875 shares of its common stock at an aggregate cost of $2,952,311. During the years ended December 31, 1999 and 1998, the Company issued 162,068 and 184,874 shares respectively, from its treasury upon the exercise of stock options. At December 31, 1999, 1,316,558 shares remained in the treasury.

 In 1998, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $6.50 per share in connection with a $2,000,000 loan from a nonaffiliate shareholder. The warrant is outstanding at December 31, 1999.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, approved by the shareholders during 1998 (the "1998 Plan"), reserved 800,000 shares of common stock for options under the plan; provided, however, that on January 1 of each year (commencing in 1999), the aggregate number of shares of common stock reserved for options under the 1998 Plan shall be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). No additional options were added to the 1998 Plan on January 1, 1999 or January 1, 2000. Several of the plans allow for the grant of incentive stock options to key employees and officers intended to qualify for preferential tax treatment under
Section 422 of the Internal Revenue Code of 1986. Under all of the Company's plans, the exercise price of options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted to employees and officers expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options granted to directors and advisory directors expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options, however, have a two-year vesting schedule.

At December 31, 1999, under all of the Company's stock option plans, 1,220,647 shares have been granted and are outstanding, 1,808,514 shares of common stock have been issued upon exercise, and 94,601 shares were reserved for future grants.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Data with respect to stock option plans of the Company are as follows:

                     -----------------------------   -----------------------------
                          Options Outstanding             Exercisable Options
                     -----------------------------   -----------------------------
                                      Weighted                         Weighted
                                       Average                          Average
                        Shares      Exercise Price     Shares       Exercise Price
                     ------------   --------------   ------------   --------------
January 1, 1997        1,175,188    $      5.16          663,459    $      3.51
Granted                   66,500    $      6.16
Exercised               (296,999)   $      3.35
Rescinded               (111,417)   $      6.36
                     ------------   --------------   ------------   --------------

January 1, 1998          833,272    $      5.68          568,285    $      4.66
Granted                1,352,800    $      6.12
Exercised               (257,732)   $      3.49
Rescinded               (860,125)   $      8.10
                     ------------   --------------   ------------   --------------

January 1, 1999        1,068,215    $      4.82          465,340           4.58
Granted                  332,500    $      6.73
Exercised               (162,068)   $      3.99
Rescinded                (18,000)   $      8.14
                     ------------   --------------   ------------  ---------------
December 31, 1999      1,220,647    $      5.40          499,397    $      4.83
                     ------------   --------------   ------------   --------------

                                                           Exercisable Options at
       Options Outstanding at December 31, 1999               December 31, 1999
--------------------------------------------------------   -----------------------
                            Weighted
                             Average        Weighted                  Weighted
   Range of                 Remaining        Average                   Average
Exercise Price    Shares   Life (Years)   Exercise Price   Shares   Exercise Price
--------------  ---------  ------------   --------------  --------  --------------
$ 1.45 - 2.25       1 030      1.18       $        1.94     1 030   $        1.94
$ 2.25 - 3.50      15,450      1.18       $        2.91    15,450   $        2.91
$ 3.50 - 5.25     870,167      8.48       $        4.94   480,417   $        4.88
$ 5.25 - 8.00     333,000      9.27       $        6.72     2,500   $        7.13
$ 8.00 - 12.25      1,000      9.61       $        8.94       --    $          --
                ---------   -----------   --------------  --------  --------------
                1,220,647      8.60       $        5.40   499,397   $        4.83
                ---------   -----------   --------------  --------  --------------

Exercisable options at January 1, 1999 and 1998 included options for 134,904 and 306,297 shares, respectively, with a weighted average exercise price of $4.53 per share at January 1, 1999 and $4.22 per share at January 1, 1998, which were held by employees who terminated employment with the Company on January 30, 1998 in connection with the sale of the CVS Operations (see Note 9 - "Sale of CVS Operations/Discontinued Operations"). The Company accelerated the vesting of the unvested portion of these terminated employee options as a result of the sale. The Company also extended the normal 90-day exercise period subsequent to termination to January 30, 1999 for these options.

In November 1998, the Board of Directors authorized the repricing of options for certain employees, advisory directors and directors under several of the Plans. Stock options were rescinded for these participants and a new option was granted at the then fair market value of the common stock of $5.00 per share. Data with respect to the option repricing during November 1998 is as follows:

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                           1998 Option Repricing Data
           --------------------------------------------------------------
             Range of Exercise                          Weighted Average
              Price Before                              Exercise Price
                Repricing              Shares          Before Repricing
           --------------------- ------------------ ---------------------
           $      5.75 -  7.75           293,000    $             6.28
           $      7.75 -  9.75           408,500    $             8.58
           $      9.75 - 11.75            77,000    $            10.25
           $     11.75 - 12.25            15,000    $            12.13
                                 ------------------ ---------------------
                                         793,500    $             7.96
                                 ------------------ ---------------------

In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 1999, 1998 and 1997 was $2.73, $2.30 and $2.37, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:


                                     1999      1998      1997
                                    ------    ------    ------
Risk-free interest rate .......       5.5%      4.6%      6.1%
Average life of options (years)       3.0       3.0       3.0
Volatility ....................      49.1%     49.2%     48.0%
Dividend Yield ................        --        --        --

Had the compensation expense been recorded based on these hypothetical values, pro forma net earnings for 1999, 1998 and 1997 would have been $5,047,706, $6,457,825 and $519,731, respectively, and pro forma diluted net earnings per common share for 1999, 1998 and 1997 would have been $.63, $.76 and $.06, respectively. Because option grants prior to 1995 are not considered in the pro forma amounts, as permitted by SFAS No. 123, the pro forma effects on net earnings (loss) are not likely to be representative of the effects on reported amounts in future years.

(6)   Commitments and Contingencies

On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas to Atrion Corporation. Atrion leased space to the Company at the rate of $48,125 per month from February 1, 1999 through May 31, 1999. The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility. Future minimum rental payments relating to the leased facility for the years ended December 31 are $579,696 in 2000, 2001, 2002 and 2003 and $386,464 in 2004.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

In addition, the Company leases transportation equipment under non-cancelable operating leases. Future minimum rental payments under non-cancelable transportation leases for the years ended December 31 are $17,667 in 2000 and 2001 and $5,104 in 2002.

Total rent expense included in continuing operations for the years ended December 31, 1999, 1998 and 1997 was $533,600, $8,782 and $8,617, respectively.

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

(7)   Financial Instruments, Risk Concentration and Major Customers

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

Net sales of implantable neurostimulation systems to two major customers for the year ended December 31, 1999, as a percentage of net revenue from product sales from continuing operations, were 15 percent and 11 percent, respectively. Net sales of implantable neurostimulation systems to one major customer for each of the years ended December 31, as a percentage of net revenue from product sales from continuing operations were as follows: 1998 - 20 percent and 1997- 25 percent. Foreign sales, primarily Europe and Australia, for the years ended December 31, 1999, 1998 and 1997 were approximately 7 percent, 10 percent and 8 percent of net revenue from product sales from continuing operations, respectively.

(8)   Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15 percent of their compensation and requires the Company to make matching contributions equal to 50 percent of the participants' contributions to a maximum of 6 percent of the participants' compensation. The Board of Directors may change the percentage of matching contribution at their discretion. The expense of the Company's contribution for continuing operations was $158,842 in 1999, $119,543 in 1998 and $72,635 in 1997.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(9)   Sale of CVS Operations/Discontinued Operations

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its Myocardial Protection System product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The remaining proceeds are being used for working capital for the expanding ANS business and stock repurchases as deemed appropriate by the Board of Directors. The Company reported a net gain (after income tax expense) from the sale of $4.6 million. This gain is net of a pre-tax expense of $969,204, discussed below, recorded in connection with the sale of the corporate facility to Atrion in February 1999. The gain is also net of a pre-tax compensation expense of $1,004,654 recorded as a result of changes made to the options held by employees of the CVS Operations (see Note 5 - "Stockholders' Equity"). The Company also reported a net loss for the CVS Operations of approximately $211,634 in January 1998 prior to the sale.

As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. As mentioned above, during 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the CVS Operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends to reverse the obligation of $969,204 in September 2003.

On February 1, 1999, the sale of the facility to Atrion was consummated. Net assets of the facility sold to Atrion have been presented on the Consolidated Balance Sheet at December 31, 1998, as "Net assets of building and land sold in 1999". The Company repaid the mortgage debt on the facility at the closing of the transaction. After repayment of the mortgage debt and expenses related to the transaction, the Company received $2.7 million of net proceeds. No material gain or loss was recorded on the sale of the facility except related to the tax abatement liability described above. The Company moved its operations to a 40,000 square foot leased facility in the North Dallas area during May 1999. Until such time, the Company leased space from Atrion at a monthly expense of $48,175 and paid Atrion fifty percent of certain operating expenses. The expense of moving and transitioning into the new leased facility was immaterial.

Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the years ended December 31, 1998 and 1997 for the CVS Operations were as follows (the 1998 period includes results for one month until the sale on January 30, 1998):

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                       1998            1997
                                  ------------    ------------
Revenue .......................   $  1,111,992    $ 14,306,127
Gross profit ..................        206,481       6,500,654
Earnings (loss) from operations       (307,120)        333,200
Interest expense ..............        (34,225)       (442,599)
                                  ------------    ------------
Loss before income tax benefit        (341,345)       (109,399)
Income tax benefit ............       (129,711)        (15,909)
                                  ------------    ------------
Net loss ......................   $   (211,634)   $    (93,490)
                                  ============    ============

The above operating results of the CVS Operations reflect the revenues and expenses of the CVS Operations including direct and indirect expenses of the Operations that are paid by the Company and charged directly to the CVS Operations. General overhead of the Company includes charges for regulatory, general corporate management, accounting and payroll services, human resources, management information systems and facilities expenses. These expenses were charged to the CVS Operations in amounts that approximate the discreet identifiable costs of the CVS Operations that will not continue after the sale. Management believes that the expenses charged to the CVS Operations on this basis are not materially different from the costs that would have been incurred had the CVS Operations borne such expenses on a direct basis.

Interest expense on the Company's corporate facility has been allocated to the CVS Operations based on space utilization. Interest expense on the Company's general credit facilities was allocated to the CVS Operations based on the ratio of the net assets of the CVS Operations to the total net assets of the Company.

(10)  Product Development Agreement

In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in the Statements of Operations for the year ended December 31, 1999. The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years.

In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek on January 28, 1999, the day after the completion of the merger. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Operations for the year ended December 31, 1999.

                                                                     Appendix B
                                                                     ----------



                 Schedule II - Valuation and Qualifying Accounts



                       Forming a Part of the Annual Report

                                    Form 10-K

                                     Item 14

                                       of

                     ADVANCED NEUROMODULATION SYSTEMS, INC.

                                (Name of issuer)

                                 Filed with the

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                      under

                     The Securities and Exchange Act of 1934

                 Schedule II - Valuation and Qualifying Accounts
             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                                December 31, 1999

                                      Balance at                  Charged to                   Balance
                                     Beginning of   Charged to       Other                    at End of
                Description            Period        Expenses      Accounts    Deductions      Period
-----------------------------------  -----------   -----------   -----------   -----------   -----------
Year ended December 31, 1999:

  Continuing Operations:
  ---------------------
    Allowance for doubtful accounts  $ 249,607     $  35,756     $      --     $ 144,539     $ 140,824
    Reserve for obsolete inventory      86,599           --             --           --         86,599
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 336,206     $  35,756     $      --     $ 144,539     $ 227,423
                                     ===========   ===========   ===========   ===========   ===========
Year ended December 31, 1998:
  Continuing Operations:
  ---------------------
    Allowance for doubtful accounts  $ 212,375     $  25,000     $      --     $ (12,232)(1) $ 249,607(1)
    Reserve for obsolete inventory      56,005        50,709            --        20,115        86,599
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 268,380     $  75,709     $      --     $   7,883     $ 336,206
                                     ===========   ===========   ===========   ===========   ===========
  Discontinued Operations:
  -----------------------
    Allowance for doubtful accounts  $  30,610     $  96,238     $      --     $ 126,848     $     --
    Reserve for obsolete inventory     154,347           --             --       154,347           --
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 184,957     $  96,238     $      --     $ 281,195     $     --
                                     ===========   ===========   ===========   ===========   ===========
Year ended December 31, 1997:
  Continuing Operations:
  ---------------------
    Allowance for doubtful accounts  $ 160,000     $  64,453     $      --     $  12,078     $ 212,375
    Reserve for obsolete inventory         --        534,619            --       478,614        56,005
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 160,000     $ 599,072     $      --     $ 490,692     $ 268,380
                                     ===========   ===========   ===========   ===========   ===========
  Discontinued Operations:
  -----------------------
    Allowance for doubtful accounts  $  14,337     $  54,098     $      --     $  37,825     $  30,610
    Reserve for obsolete inventory     230,472       151,168            --       227,293       154,347
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 244,809     $ 205,266     $      --     $ 265,118     $ 184,957
                                     ===========   ===========   ===========   ===========   ===========

(1) Includes $96,238 transferred from discontinued operations for accounts remaining with the Company.

                                                                     Appendix C
                                                                     ----------


                            Quarterly Financial Data

                                   (unaudited)

                       Forming a Part of the Annual Report

                                    Form 10-K

                                     Item 8

                                       of

                     ADVANCED NEUROMODULATION SYSTEMS, INC.

                                (Name of issuer)

                                 Filed with the

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                      under

                     The Securities and Exchange Act of 1934

1999                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------
Net revenue- product sales                    $  4,595,238  $  5,169,614  $  5,488,479  $  5,325,053
Total net revenue                               13,495,238     5,169,614     5,488,479     5,325,053
Gross profit- product sales                      3,235,058     3,583,979     3,413,948     3,716,416
Earnings (loss) from operations                  8,775,155       161,881       (70,851)      (23,987)
Earnings from operations before income taxes     8,957,826       375,382        97,758       117,609
--------------------------------------------- ------------- ------------- ------------- -------------
Net earnings                                  $  5,446,358  $    222,494  $    216,135  $    118,294
--------------------------------------------- ------------------ ------------------- ----------------

Basic earnings per share:
--------------------------------------------- ------------- ------------- ------------- -------------
  Net earnings                                $       0.70  $       0.03  $       0.03  $       0.02
--------------------------------------------- ------------- ------------- ------------- -------------

Diluted earnings per share:
--------------------------------------------- ------------- ------------- ------------- -------------
  Net earnings                                $       0.67  $       0.03  $       0.03  $       0.02
--------------------------------------------- ------------- ------------- ------------- -------------


1998                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------

Net revenue- product sales                    $  4,423,455  $  4,730,672  $  3,706,402  $  4,145,878
Total net revenue                                4,423,455     5,330,672     5,006,402     5,345,878
Gross profit- product sales                      3,165,823     3,493,103     2,657,313     2,704,281
Earnings from operations                           771,403     1,356,560       865,004       840,120
Earnings from continuing operations before
 income taxes                                      847,373     1,520,187     1,032,775       931,675
Net earnings from continuing operations            501,644       921,188       613,637       549,237
Net earnings (loss) from discontinued
 operations                                      4,988,941           --            --       (615,445)
--------------------------------------------- ------------- ------------- ------------- -------------
Net earnings (loss)                           $  5,490,585  $    921,188  $    613,637  $    (66,208)
--------------------------------------------- ------------- ------------- ------------- -------------

Basic earnings (loss) per share:
  Continuing operations                       $       0.06  $       0.11  $       0.07  $       0.07
  Discontinued operations                     $       0.58  $        --            --   $      (0.08)
                                              ------------- ------------- ------------- -------------
  Net earnings (loss)                         $       0.64  $       0.11          0.07  $      (0.01)
--------------------------------------------- ------------- ------------- ------------- -------------

Diluted earnings (loss) per share:
  Continuing operations                       $       0.06  $       0.10          0.07  $       0.07
  Discontinued operations                     $       0.56  $        --            --   $      (0.08)
--------------------------------------------- ------------- ------------- ------------- -------------
  Net earnings (loss)                         $       0.62  $       0.10  $       0.07  $      (0.01)
--------------------------------------------- ------------- ------------- ------------- -------------

                                                              INDEX TO EXHIBITS

      Exhibit
      Number                                Description
      -------                               -----------

      2.1 Asset Purchase Agreement, dated December 29, 1997, by and among Quest Medical, Inc., QMI Medical, Inc. (formerly known as QMI Acquisition Corp.) and Atrion Corporation (including exhibits and schedules 2.1.1, 2.1.2, 2.3(a) and 2.3.(b))(7)
      3.1      Articles of Incorporation, as amended and restated(4)
      3.2      Bylaws(1)
      4.1 Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
      10.1 Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
      10.2     Form of 1979 Employees Stock Option Agreement(3)
      10.3     Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
      10.4     Form of Directors Stock Option Agreement(1)
      10.5     Quest Medical, Inc. 1987 Stock Option Plan(4)
      10.6     Form of 1987 Employee Stock Option Agreement(4)
      10.7     Quest Medical, Inc. 1995 Stock Option Plan(4)
      10.8     Form of 1995 Employee Stock Option Agreement(4)
      10.9     Quest Medical, Inc. 1998 Stock Option Plan(9)
      10.10 Employment Agreement dated April 9, 1998 between Christopher G. Chavez and Quest Medical, Inc.(8)
      10.11 Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(8)
      10.12 Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(8)
      10.13 Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
      10.14 Form of License Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
      10.15 Form of Lease Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
      10.16 Form of Option Agreement, dated January 30, 1998, by and between Quest Medical, Inc. and QMI Medical, Inc. (formerly known as QMI Acquisition Corp.)(6)
      10.17 Agreement, dated December 31, 1997, by and among Quest Medical, Inc., its subsidiaries and affiliates and Thomas C. Thompson(7)
      10.18 Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD.(10)
      11.1     Computation of Earnings Per Share(11)
      21.1     Subsidiaries(11)
      23.1     Consent of Independent Auditors(11)
      27.1     Financial Data Schedule - December 31, 1999(11)

-------------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2) Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6) Filed as an Exhibit to the report of the Company on Form 8-K dated February 13, 1998, and incorporated herein by reference.
      Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(7) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1997, and incorporated herein by reference.
(8) Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(9) Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(10) Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(11)  Filed herewith.

                                  EXHIBIT 11.1

                     Advanced Neuromodulation Systems, Inc.
                        Computation of Earnings Per Share
                             Years Ended December 31

                                                            1999          1998          1997
                                                        ------------  ------------  ------------
Basic earnings (loss) per share:

    Weighted average common
        shares outstanding                                7,583,159     8,314,290     8,428,393
                                                        ------------  ------------  ------------
    Net earnings from continuing operations             $ 6,003,281   $ 2,585,706   $   817,511
    Net earnings  (loss) from discontinued operations           --      4,373,496       (93,490)
                                                        ------------  ------------  ------------
    Net earnings                                        $ 6,003,281   $ 6,959,202   $   724,021
                                                        ------------  ------------  ------------


    Net earnings from continuing operations
        per share                                       $      0.79   $      0.31   $      0.10
    Net earnings  (loss) from discontinued operations
        per share                                               --           0.53         (0.01)
                                                        ------------  ------------  ------------
    Net earnings per share                              $      0.79   $      0.84   $      0.09
                                                        ------------  ------------  ------------


Diluted earnings (loss) per share:

    Weighted average common
        shares outstanding                                7,583,159     8,314,290     8,428,393
    Stock options and warrants--based on the treasury
        stock method using average market price             419,928       229,750       429,693
                                                        ------------  ------------  ------------
    Diluted common and common equivalent
        shares outstanding                                8,003,087     8,544,040     8,858,086
                                                        ------------  ------------  ------------


    Net earnings from continuing operations             $ 6,003,281   $ 2,585,706   $    817,511
    Net earnings (loss) from discontinued operations            --      4,373,496       (93,490)
                                                        ------------  ------------  ------------
    Net earnings                                        $ 6,003,281   $ 6,959,202   $   724,021
                                                        ------------  ------------  ------------


    Net earnings from continuing operations
        per share                                       $      0.75   $      0.30   $      0.09
    Net earnings (loss) from discontinued operations
        per share                                               --           0.51         (0.01)
                                                        ------------  ------------  ------------
    Net earnings per share                              $      0.75   $      0.81   $      0.08
                                                        ------------  ------------  ------------

                                  EXHIBIT 21.1

                                  SUBSIDIARIES

The Company has no "significant subsidiaries" as defined in Rule 1-02 (w) of Regulation S-X.

                                  EXHIBIT 23.1

                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 - Nos. 2-82414, 2-91410, 33-235312, 33-00967 and 333-75879, and Form
S-3 - No. 33-40927) pertaining to the Advanced Neuromodulation Systems, Inc. 1979 Amended and Restated Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Directors' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1987 Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1995 Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Sales and Marketing Employees Stock Option Plan; the Heaton Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1998 Stock Option Plan; the registration of 100,000 shares of Common Stock issued pursuant to a Common Stock Purchase Warrant between Advanced Neuromodulation Systems, Inc. and Robert L. Swisher, Jr. and the related Prospectuses of our report dated February 25, 2000, with respect to the consolidated financial statements of Advanced Neuromodulation Systems, Inc. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                                     /s/ Ernst & Young LLP
                                                     ---------------------
                                                     Ernst & Young LLP

Dallas, Texas
March 27, 2000