Form 10-Q
period 2000-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2000-05-04
CIK 351721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                       April 28, 2000
         ------------------------             ---------------------------------
         Common stock, $.05 Par Value                    7,471,134

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.     Financial Information                                              2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999              3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months Ended
                           March 31, 2000 and 1999                             5


                      Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended
                           March 31, 2000 and 1999                             6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1999
                           and the Three Months Ended March 31, 2000           7


                      Notes to Condensed Consolidated
                           Financial Statements                             8-11

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  12-17

PART II.    Other Information                                                 18

     Item 6.     Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                    19


                                     PART I

                              FINANCIAL INFORMATION

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                                                        March 31,
                                                          2000      December 31,
Assets                                                (Unaudited)       1999
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  8,555,350  $  8,353,658
   Marketable securities                                  425,462       398,208
   Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $136,432 in 2000
      and $140,824 in 1999                              3,295,303     3,785,719
    Interest and other                                     78,786        70,965
                                                     ------------- -------------
      Total receivables                                 3,374,089     3,856,684
                                                     ------------- -------------
   Inventories:
    Raw materials                                       2,467,609     3,014,908
    Work-in-process                                       877,967       626,402
    Finished goods                                      2,808,794     2,357,907
                                                     ------------- -------------
      Total inventories                                 6,154,370     5,999,217
                                                     ------------- -------------

   Deferred income taxes                                  644,819       654,086
   Prepaid expenses and other current assets              934,828     1,107,380
                                                     ------------- -------------
      Total current assets                             20,088,918    20,369,233
                                                     ------------- -------------
Equipment and fixtures:
   Furniture and fixtures                               3,034,022     3,240,322
   Machinery and equipment                              3,726,266     3,599,338
   Leasehold improvements                                 714,762       711,271
                                                     ------------- -------------
                                                        7,475,050     7,550,931
   Less accumulated depreciation and amortization       1,913,497     1,862,361
                                                     ------------- -------------
      Net property, plant and equipment                 5,561,553     5,688,570
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
   accumulated amortization of $2,430,371 in 2000
   and $2,291,220 in 1999                               8,381,293     8,520,444
Patents, net of accumulated amortization of
   $522,538 in 2000 and $472,708 in 1999                4,134,284     4,071,196
Purchased technology from acquisitions, net of
   accumulated amortization of $1,333,334 in 2000
   and $1,266,667 in 1999                               2,666,666     2,733,333
Tradenames, net of accumulated amortization of
   $625,000 in 2000 and $593,750 in 1999                1,875,000     1,906,250
Other assets, net of accumulated amortization of
   $157,958 in 2000 and $137,985 in 1999                  280,694       265,748
                                                     ------------- -------------
                                                     $ 42,988,408  $ 43,554,774
                                                     ============= =============

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                                                       March 31,
                                                          2000     December 31,
Liabilities and Stockholders' Equity                  (Unaudited)      1999
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,075,623  $  1,765,377
   Accrued salary and employee benefit costs              424,509       793,275
   Accrued tax abatement liability                        969,204       969,204
   Income taxes payable                                   264,330       511,848
   Other accrued expenses                                 174,227       151,372
                                                     ------------- -------------
      Total current liabilities                         2,907,893     4,191,076
                                                     ------------- -------------

Deferred income taxes                                   2,292,111     2,325,403

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,708,367 shares
      in 2000 and 1999                                    435,418       435,418
   Additional capital                                  40,218,275    40,423,457
   Retained earnings                                    5,875,554     5,694,422
   Cost of common shares in treasury; 1,237,233
      shares in 2000 and 1,316,558 in 1999             (8,517,281)   (9,273,452)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $115,171 in 2000
      and $124,437 in 1999                               (223,562)     (241,550)
                                                     ------------- -------------
      Total stockholders' equity                       37,788,404    37,038,295


                                                     ------------- -------------
                                                     $ 42,988,408  $ 43,554,774
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------   -------------
Net revenue-product sales                          $ 5,598,864     $ 4,595,238
Net revenue-contract research and development             ---        8,900,000
                                                   -------------   -------------
      Total net revenue                              5,598,864      13,495,238
                                                   -------------   -------------

Operating expenses:
   Cost of product sales                             1,848,596       1,360,180
   Research and development                            934,875         886,268
   Marketing                                         1,629,831       1,503,182
   Amortization of intangibles                         306,871         295,844
   General and administrative                          688,811         674,609
                                                   -------------   -------------
                                                     5,408,984       4,720,083
                                                   -------------   -------------
      Earnings from operations                         189,880       8,775,155
                                                   -------------   -------------

Other income (expenses):
   Interest expense                                       ---          (44,861)
   Interest and other income                           128,057         227,532
                                                   -------------   -------------
                                                       128,057         182,671
                                                   -------------   -------------
      Earnings before income taxes                     317,937       8,957,826
Income taxes                                           136,805       3,511,468
                                                   -------------   -------------
      Net earnings                                 $   181,132     $ 5,446,358
                                                   =============   =============

Basic earnings per share:
                                                   =============   =============
      Net earnings                                 $       .02     $       .70
                                                   =============   =============

Diluted earnings per share:
                                                   =============   =============
      Net earnings                                 $       .02     $       .67
                                                   =============   =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -------------   -------------
Cash flows from operating activities:
   Net earnings                                    $   181,132     $ 5,446,358
                                                   -------------   -------------
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    602,284         444,331
      Deferred income taxes                            (33,292)        295,208
      Changes in assets and liabilities:
         Receivables                                   482,594        (282,052)
         Inventories                                  (155,153)       (881,946)
         Prepaid expenses and other assets             172,554           8,069
         Deferred revenue                                 ---         (900,000)
         Income taxes payable                          (56,688)      1,091,261
         Accounts payable                             (689,754)       (200,647)
         Accrued expenses                             (345,912)       (181,576)
                                                   -------------   -------------
            Total adjustments                          (23,367)       (607,352)
                                                   -------------   -------------
            Net cash provided by operating
              activities                               157,765       4,839,006
                                                   -------------   -------------

Cash flows from investing activities:
   Additions to equipment, fixtures and
    patent licenses                                   (316,235)       (703,194)
   Net proceeds from sale of discontinued
    operations                                            ---        6,354,965
                                                   -------------   -------------
            Net cash provided by (used in)
              investing activities                    (316,235)      5,651,771
                                                   -------------   -------------

Cash flows from financing activities:
   Exercise of stock options                           360,162         527,475
   Payment of short-term obligations                      ---       (3,633,475)
                                                   -------------   -------------
            Net cash provided by (used in)
              financing activities                     360,162      (3,106,000)
                                                   -------------   -------------
Net increase in cash and cash equivalents              201,692       7,384,777

Cash and cash equivalents at beginning of year       8,353,658      11,697,209
                                                   -------------   -------------
Cash and cash equivalents at March 31              $ 8,555,350     $19,081,986
                                                   =============   =============

Supplemental cash flow information is presented below:

Income taxes paid                                  $   227,344     $ 2,125,000
                                                   =============   =============
Interest paid                                      $      ---      $    44,861
                                                   =============   =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity

                                                                      Retained       Other                       Total
                                 Common Stock          Additional     Earnings   Comprehensive   Treasury    Stockholders'
                            Shares         Amount       Capital       (Deficit)  Income (Loss)     Stock        Equity
                         ------------- ------------ -------------- ------------- ------------- ------------- ------------
Balance at
December 31, 1998           8,708,367  $    435,418 $  41,156,582  $   (308,859) $   (130,760) $ (7,848,634) $ 33,303,747

   Net earnings                  ---           ---           ---       6,003,281         ---           ---      6,003,281
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---       (110,790)         ---       (110,790)
                                                                                                             -------------
   Comprehensive
     Income                                                                                                     5,892,491
                                                                                                             -------------
   Issuance of
     162,068 shares
     from treasury
     for stock option
     exercises                   ---           ---       (954,221)         ---           ---      1,527,493       573,272
   Tax benefit from
     employee stock
     option exercise             ---           ---        221,096          ---           ---           ---        221,096
   Purchase of
     404,875 treasury
     shares, at cost             ---           ---           ---           ---           ---     (2,952,311)   (2,952,311)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1999           8,708,367       435,418    40,423,457     5,694,422      (241,550)   (9,273,452)   37,038,295

   Net earnings                  ---           ---           ---        181,132          ---           ---        181,132
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---         17,988          ---        17,988
                                                                                                             ------------
   Comprehensive
     Income                                                                                                       199,120
                                                                                                            -------------
   Tax benefit from
     employee stock
     option exercise             ---           ---        190,827          ---           ---           ---        190,827
   Issuance of 79,325
     shares from
     treasury for
     stock option
     exercises                   ---           ---       (396,009)         ---           ---        756,171       360,162
                         ------------- ------------ -------------- ------------- ------------- ------------- ------------
Balance at
March 31, 2000             8,708,367   $    435,418 $  40,218,275  $  5,875,554  $   (223,562) $ (8,517,281) $ 37,788,404
                         ============= ============ ============== ============= ============= ============= ============

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      Marketable Securities

         The following is a summary of available-for-sale securities at March 31, 2000:

                                               Gross       Gross
                                             Unrealized  Unrealized  Estimated
                                    Cost       Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
Investment grade preferred
  securities                    $  554,596  $     ---   $  247,770  $   306,826
Publicly traded limited
  partnerships                      51,875        ---       29,690       22,185
Real estate investment trusts      141,590        ---       45,622       95,968
Other                               16,134        ---       15,651          483
                                ----------- ----------- ----------- ------------
                                $  764,195  $     ---   $  338,733  $   425,462
                                =========== =========== =========== ============

         Estimated fair value is determined by the closing prices of the respective available-for-sale securities as reported on the New York and NASDAQ stock exchange markets at each financial reporting period.

         At March 31, 2000, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 2000.

(4)      Commitments and Contingencies

         On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas and leased space in the facility until May 1999 at the rate of $48,125 per month. In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company spent approximately $2.4 million in 1999 for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at March 31, 2000.

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

(5)      Income Taxes

         The Company recorded income tax expense during the three months ended March 31, 2000 and 1999, of $136,805 and $3,511,468, an overall effective tax rate of 43.0 percent and 39.2 percent, respectively. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate compared to the U.S. statutory rate for corporations of 34 percent.

(6)      Earnings Per Share

         Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for the three months ended March 31, 2000 and 1999 are based upon 7,434,258 and 7,746,402 shares, respectively. Diluted earnings per share for the three months ended March 31, 2000 and 1999 are based upon 8,252,579 and 8,109,726 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                        2000          1999
                                                   -------------- --------------
         Weighted-average shares outstanding
           (basic shares)                             7,434,258      7,746,402
              Effect of dilutive instruments
              Stock options                             759,902        349,775
              Warrants                                   58,419         13,549
                                                   -------------- --------------
              Dilutive potential common shares          818,321        363,324
                                                   -------------- --------------
              Diluted shares                          8,252,579      8,109,726
                                                   ============== ==============

         For the three months ended March 31, 2000 and 1999, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended March 31, 2000 and 1999, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the respective three month periods.

(7)      Comprehensive Income

         Total comprehensive income for 1999 and for the three months ended March 31, 2000 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------- --------------

         Net earnings                              $    181,132   $  5,446,358
         Other comprehensive income                      17,988        (19,715)
                                                   -------------- --------------
         Comprehensive income                      $    199,120   $  5,426,643
                                                   ============== ==============

(8)      Product Development Agreement

         In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in the Statements of Operations for the three months ended March 31, 1999.

         The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years. In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek on January 28, 1999, the day after the completion of the merger. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Operations for the three months ended March 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview

In June 1998, we entered into an agreement with Sofamor Danek under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 8 - "Product Development Agreement" of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. In December 1998, Sofamor Danek and we agreed to terminate the agreement due to the impending merger of Sofamor Danek and Medtronic, Inc., the Company's only competitor in the DBS market. The termination was effective upon the merger of Sofamor Danek and Medtronic in January 1999. Accordingly, the remaining $900,000 was recognized into income as revenue during the three months ended March 31, 1999. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during the three months ended March 31, 1999.

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

In September 1999, the Neurological Devices Panel of the Medical Devices Advisory Committee recommended that the FDA reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. Class III devices typically require a Pre-Market Approval (PMA), supplemented with clinical trials to prove safety and effectiveness of the device, while Class II devices typically require a Pre-Market Notification (510(k)) to demonstrate substantial equivalence to an existing legally marketed device prior to receiving market clearance by the FDA. According to the FDA's 1999 ODE Annual Report, the average time required to receive a PMA was 12.5 months (excluding the one year typically required for clinical trials, or approximately 24 months total). The ODE Annual Report reported the average elapsed time for a 510(k) approval of 3.4 months in 1999.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------

We reported net earnings of $181,000 or $.02 per diluted share for the three months ended March 31, 2000, compared to $5.45 million or $.67 per diluted share in the same 1999 period. Net earnings in the 1999 period benefited from $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue was $5.60 million for the three months ended March 31, 2000 compared to $13.50 million in the comparable 1999 period. Excluding the $8.9 million of net revenue associated with our former development agreement for DBS products with Sofamor Danek, net revenue from ANS product sales increased 21.8 percent to $5.60 million during the three months ended March 31, 2000, compared to $4.60 million in the same 1999 period. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. During June 1999, we launched our enhanced radio-frequency stimulation system, the Renew(TM) System, in the United States and will launch the Renew System in international markets beginning in the second quarter of 2000.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, ANS is a market share and technology leader in the $42 million radio-frequency stimulation segment of the neuromodulation market. In 1999 and the first quarter of 2000, to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to accelerate our investment in development projects including an implantable pulse generator for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a constant-rate intrathecal drug pump.

Gross profit from product sales increased to $3.75 million during the three months ended March 31, 2000 from $3.24 million in 1999, due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales decreased to 67.0 percent in 2000 compared to 70.4 percent in 1999, due to higher component costs for the Renew System and higher depreciation expense.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.56 million for the three months ended March 31, 2000 from $3.36 million in the same period during 1999. As a percentage of net revenue from product sales, however, these expenses decreased to 63.6 percent in 2000 from 73.1 percent in 1999.

Research and development expense increased to $935,000 during the three months ended March 31, 2000, or 16.7 percent of net revenue from product sales during the period, from $886,000 during the same period in 1999, or 19.3 percent of net revenue from product sales during the prior year period. This increase in the absolute dollar amount in 2000 compared to 1999 was the result of higher consulting expense. The expenditures for research and development during the first quarter of 2000 were directed toward development of our next generation radio-frequency stimulation systems, a silastic spring constant rate intrathecal drug pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation. We are substantially complete with the development of our IPG stimulation system for spinal cord stimulation and if the FDA approves reclassification of the device, we anticipate obtaining 510(k) pre-market approval and launching the IPG system domestically during the second half of 2000. In addition, we expect to receive CE mark approval for the IPG system in the second half of 2000, at which time we would launch it in European markets. We also expect to complete the development of our silastic spring constant rate intrathecal drug pump and begin clinical trials in the United States by the end of 2000. Similarly, we expect to receive CE mark approval on the constant-rate intrathecal drug pump by year-end 2000, at which time we would launch it in European markets.

Marketing expense, as a percentage of net revenue from product sales, decreased to 29.1 percent during the three months ended March 31, 2000 from 32.7 percent in the same 1999 period, and the absolute dollar amount increased from $1.50 million during 1999 to $1.63 million in 2000. This increase in the absolute dollar amount during 2000 compared to 1999 was attributable to higher expense for education and training of new implanters.

General and administrative expense increased slightly from $674,000 during the three months ended March 31, 1999 to $689,000 during the same period in 2000, while as a percentage of net revenue from product sales, this expense decreased to 12.3 percent in 2000 from 14.7 percent during 1999. The dollar increase in this expense of $15,000 during 2000 was principally the result of higher salary expense from salary increases.

Amortization of intangibles increased to $307,000 during the three months ended March 31, 2000 from $296,000 in the same period in 1999, due to expense from additional patents we have licensed.

Other income decreased to $128,000 for the three months ended March 31, 2000 from $183,000 during the same period in 1999 primarily as a result of a reduction in interest income due to lower funds available for investment.

Income tax expense decreased to $137,000 during the three months ended March 31, 2000 from $3.51 million during the same period a year ago, due to the higher earnings in the 1999 period from the $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek. This represents effective tax rates of 43.0 percent in 2000 and 39.2 percent in 1999. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 1999 and 2000 compared to the U.S. statutory rate for corporations of 34 percent.

Liquidity and Capital Resources

At March 31, 2000 our working capital increased to $17.18 million from $16.18 million at year-end 1999. The ratio of current assets to current liabilities was 6.91:1 at March 31, 2000, compared to 4.86:1 at December 31, 1999. Cash, cash equivalents and marketable securities totaled $8.98 million at March 31, 2000 compared to $8.75 million at December 31, 1999.

During September 1999, the Board of Directors authorized increasing our stock repurchase program by an additional 250,000 shares to a total of 1,750,000 shares. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. During the three months ended March 31, 2000, we made no additional repurchases. In aggregate, we have purchased 1,663,500 shares under the authorized repurchase programs and 86,500 shares are available for repurchase as of April 30, 2000. During the three months ended March 31, 2000 we issued 79,325 shares from our treasury upon the exercise of stock options. At March 31, 2000, 1,237,233 shares remained in the treasury.

We increased our investment in inventories by $155,000 to $6.15 million at March 31, 2000, from $6.0 million at December 31, 1999. The slight increase from year-end 1999 relates to inventory we manufactured in anticipation of our launch of the IPG in the second half of 2000. We estimate that our investment in inventory will decrease by approximately $1.1 million by year-end 2000 to a total inventory level of $5.0 million.

We spent $316,000 during the three months ended March 31, 2000 for capital expenditures and license fees for additional patents and intellectual property we are licensing. Of such expenditures, approximately $168,000 was for tooling and equipment primarily for the new products we are developing. We also spent $148,000 during the first quarter of 2000 to license additional patents and intellectual property. We expect capital expenditures and patent license fees for the remainder of fiscal 2000 to approximate $1.4 million.

We believe our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operations was $158,000 for the three months ended March 31, 2000 compared to $4.84 million for the same period in 1999. This decrease solely related to the decrease in net earnings during the first quarter of 2000 as compared to the same period a year earlier as a result of the $8.9 million of revenue recorded in the 1999 period in connection with our former agreement with Sofamor Danek.

Net cash used in investing activities was $316,000 for the three months ended March 31, 2000, while investing activities for the same period in 1999 provided cash of $5.65 million. This reduction was due to $6.35 million of net proceeds we received in the 1999 period from the sale of our facility. We used $703,000 in the first quarter of 1999 for capital expenditures and patent licenses, while during the first quarter of 2000 we used $316,000 for capital expenditures and patent licenses.

Net cash provided by financing activities was $360,000 for the three months ended March 31, 2000 while we used cash in our financing activities for the same period in 1999 of $3.11 million. During the first quarter of 1999, we used $3.63 million to repay our mortgage debt due to the sale of our facility and received $527,000 upon the exercise of stock options. The net cash provided by financing activities of $360,000 in the first quarter of 2000 solely related to cash received upon the exercise of stock options.

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

Forward-Looking Statements

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "will", "should", "intend", "potential", "new market applications" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and
(iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

  o completion of research and development projects in an efficient and timely manner
  o obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products
  o reclassification of IPG stimulation systems for spinal cord stimulation by the FDA
  o entering into suitable strategic alliances (for example, with respect to DBS) that enable us to leverage our technology into other markets
  o the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products
  o the adequacy, acceptability and timeliness of component supply
  o the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid
  o the efficacy of our products for new applications
  o Year 2000 issues arising at a later date
  o general economic risks
  o other risks detailed from time to time in our SEC public filings.

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

             Exhibit 3.2- ByLaws (2)

             Exhibit 4.1- Rights  Agreement  dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

             Exhibit 27.1- Financial Data Schedule (filed herewith)

         (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

----------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(3) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  May 4, 2000                 By: /s/ F. Robert Merrill III
                                   -----------------------------
                                   F. Robert Merrill III
                                   Executive Vice President, Finance
                                   Chief Financial Officer and Treasurer

                                  EXHIBIT 27.1