Form 10-Q
period 2000-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2000-08-02
CIK 351721

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                                 (972) 309-8000
               ---------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant:(1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
            Title of Each Class                        July 28, 2000
         ----------------------------        ---------------------------------
         Common stock, $.05 Par Value                    7,490,509

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
             -------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I.     Financial Information                                              2

     Item 1.     Financial Statements

                      Condensed Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999               3-4


                      Condensed Consolidated Statements of Operations
                           For the Three Months and Six Months Ended
                           June 30, 2000 and 1999                              5


                      Condensed Consolidated Statements of Cash Flows
                           For the Six Months Ended June 30, 2000 and 1999     6


                      Condensed Consolidated Statements of Stockholders'
                           Equity For the Year Ended December 31, 1999
                           and the Six Months Ended June 30, 2000              7


                      Notes to Condensed Consolidated
                           Financial Statements                             8-11

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  12-18

PART II.    Other Information                                              19-20

     Item 4.     Submission of Matters to a Vote of Security Holders          19

     Item 6:     Exhibits and Reports on Form 8-K                          19-20

SIGNATURES                                                                    21


                                     PART I

                              FINANCIAL INFORMATION

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

                                                        June 30,
                                                          2000      December 31,
Assets                                                (Unaudited)       1999
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  7,697,619  $  8,353,658
   Marketable securities                                  570,307       398,208
   Certificates of deposit with maturities
     over 90 days at purchase                           1,139,000           ---
   Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $142,383 in 2000
      and $140,824 in 1999                              3,323,303     3,785,719
    Interest and other                                     32,648        70,965
                                                     ------------- -------------
      Total receivables                                 3,355,951     3,856,684
                                                     ------------- -------------
   Inventories:
    Raw materials                                       2,515,689     3,014,908
    Work-in-process                                       755,341       626,402
    Finished goods                                      3,014,007     2,357,907
                                                     ------------- -------------
      Total inventories                                 6,285,037     5,999,217
                                                     ------------- -------------

   Deferred income taxes                                  595,572       654,086
   Prepaid expenses and other current assets              912,019     1,107,380
                                                     ------------- -------------
      Total current assets                             20,555,505    20,369,233
                                                     ------------- -------------
Equipment and fixtures:
   Furniture and fixtures                               3,037,187     3,240,322
   Machinery and equipment                              3,844,981     3,599,338
   Leasehold improvements                                 714,762       711,271
                                                     ------------- -------------
                                                        7,596,930     7,550,931
   Less accumulated depreciation and amortization       2,210,832     1,862,361
                                                     ------------- -------------
      Net property, plant and equipment                 5,386,098     5,688,570
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
   accumulated amortization of $2,569,522 in 2000
   and $2,291,220 in 1999                               8,242,142     8,520,444
Patents, net of accumulated amortization of
   $572,512 in 2000 and $472,708 in 1999                4,162,792     4,071,196
Purchased technology from acquisitions, net of
   accumulated amortization of $1,400,000 in 2000
   and $1,266,667 in 1999                               2,600,000     2,733,333
Tradenames, net of accumulated amortization of
   $656,250 in 2000 and $593,750 in 1999                1,843,750     1,906,250
Other assets, net of accumulated amortization of
   $178,326 in 2000 and $137,985 in 1999                  273,040       265,748
                                                     ------------- -------------
                                                     $ 43,063,327  $ 43,554,774
                                                     ============= =============

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

                                                        June 30,
                                                          2000     December 31,
Liabilities and Stockholders' Equity                  (Unaudited)      1999
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $    691,160  $  1,765,377
   Accrued salary and employee benefit costs              633,450       793,275
   Accrued tax abatement liability                        969,204       969,204
   Income taxes payable                                   126,834       511,848
   Other accrued expenses                                 193,172       151,372
                                                     ------------- -------------
      Total current liabilities                         2,613,820     4,191,076
                                                     ------------- -------------

Deferred income taxes                                   2,258,819     2,325,403

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,708,367 shares
      in 2000 and 1999                                    435,418       435,418
   Additional capital                                  40,199,601    40,423,457
   Retained earnings                                    6,132,335     5,694,422
   Cost of common shares in treasury; 1,230,108
      shares in 2000 and 1,316,558 in 1999             (8,448,702)   (9,273,452)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $65,924 in 2000
      and $124,437 in 1999                               (127,964)     (241,550)
                                                     ------------- -------------
      Total stockholders' equity                       38,190,688    37,038,295


                                                     ------------- -------------
                                                     $ 43,063,327  $ 43,554,774
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
        For the Three Months and Six Months Ended June 30, 2000 and 1999

                                  Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                ----------------------- ------------------------
                                    2000        1999        2000         1999
                                ----------- ----------- ----------- ------------
Net revenue-product sales       $5,707,692  $5,169,614  $11,306,556 $ 9,764,852
Net revenue-contract research
  and development                      ---         ---          ---   8,900,000
                                ----------- ----------- ----------- ------------
     Total net revenue           5,707,692   5,169,614   11,306,556  18,664,852

Costs and expenses:
  Cost of product sales          1,860,045   1,585,635    3,708,641   2,945,815
  Research and development         834,682     903,872    1,769,557   1,790,140
  Marketing                      1,695,805   1,538,550    3,325,636   3,041,732
  Amortization of intangibles      307,409     298,206      614,280     594,050
  General and administrative       696,756     681,470    1,385,567   1,356,079
                                ----------- ----------- ----------- ------------
                                 5,394,697   5,007,733   10,803,681   9,727,816
                                ----------- ----------- ----------- ------------
     Earnings from operations      312,995     161,881      502,875   8,937,036
                                ----------- ----------- ----------- ------------

Other income (expenses):
  Interest expense                     ---         ---          ---     (44,861)
  Interest and other income        136,980     213,501     265,037      441,033
                                ----------- ----------- ----------- ------------
                                   136,980     213,501     265,037      396,172
                                ----------- ----------- ----------- ------------
     Earnings before income
       taxes                       449,975     375,382     767,912    9,333,208
Income taxes                       193,194     152,888     329,999    3,664,356
                                ----------- ----------- ----------- ------------
     Net earnings               $  256,781  $  222,494  $  437,913  $ 5,668,852
                                =========== =========== =========== ============


Net earnings per share:         =========== =========== =========== ============
     Basic                      $      .03  $      .03  $      .06  $       .74
                                =========== =========== =========== ============
     Diluted                    $      .03  $      .03  $      .05  $       .71
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2000 and 1999

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          2000         1999
                                                     ------------- -------------
Cash flows from operating activities:
   Net earnings                                      $    437,913  $  5,668,852
                                                     ------------- -------------
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
        Depreciation and amortization                   1,207,030       902,596
        Increase to inventory reserve                       5,133           ---
        Deferred income taxes                             (66,584)      261,916
        Changes in assets and liabilities:
          Receivables                                     500,733       (91,577)
          Inventories                                    (290,953)   (1,042,789)
          Prepaid expenses and other assets               195,361      (420,846)
          Deferred revenue                                    ---      (900,000)
          Income taxes payable                           (186,721)     (246,810)
          Accounts payable                             (1,074,217)      (10,210)
          Accrued expenses                               (118,025)     (568,028)
                                                     ------------- -------------
            Total adjustments                             171,757    (2,115,748)
                                                     ------------- -------------
            Net cash provided by operating
              activities                                  609,670     3,553,104
                                                     ------------- -------------
Cash flows from investing activities:
  Purchase of certificates of deposit with
    maturities over 90 days                            (1,139,000)          ---
  Additions to equipment, fixtures, and
    patent licenses                                      (529,310)   (3,568,195)
  Net proceeds from sale of discontinued operations           ---     6,354,965
                                                     ------------- -------------
            Net cash provided by (used in)
              investing activities                     (1,668,310)    2,786,770
                                                     ------------- -------------

Cash flows from financing activities:
  Exercise of stock options                               402,601       556,054
  Purchase of treasury stock                                  ---    (1,673,762)
  Payment of short-term obligations                           ---    (3,633,475)
                                                     ------------- -------------
            Net cash provided by (used in)
              financing activities                        402,601    (4,751,183)
                                                     ------------- -------------
  Net increase (decrease) in cash and
    cash equivalents                                     (656,039)    1,588,691

Cash and cash equivalents at beginning of year          8,353,658    11,697,209
                                                     ------------- -------------
Cash and cash equivalents at June 30                 $  7,697,619  $ 13,285,900
                                                     ============= =============

Supplemental cash flow information is presented below:

Income taxes paid                                    $    583,304  $  3,649,250
                                                     ============= =============

Interest paid                                        $        ---  $     44,861
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Stockholders' Equity

                                                                     Retained        Other                      Total
                                Common Stock          Additional     Earnings    Comprehensive   Treasury    Stockholders'
                             Shares        Amount       Capital      (Deficit)   Income (Loss)     Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1998           8,708,367  $    435,418  $ 41,156,582  $   (308,859) $   (130,760) $ (7,848,634) $ 33,303,747

   Net earnings                   ---           ---           ---     6,003,281           ---           ---     6,003,281
   Adjustment to
     unrealized losses
     on marketable
     securities                   ---           ---           ---           ---      (110,790)          ---      (110,790)
                                                                                                             -------------
   Comprehensive Income                                                                                         5,892,491
                                                                                                             -------------
   Issuance of 162,068
     shares from treasury
     for stock option
     exercises                    ---           ---      (954,221)          ---           ---     1,527,493       573,272
   Tax benefit from
     employee stock
     option exercise              ---           ---       221,096           ---           ---           ---       221,096
   Purchase of 404,875
     treasury shares,
     at cost                      ---           ---           ---           ---           ---    (2,952,311)   (2,952,311)
                          ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
December 31, 1999           8,708,367       435,418    40,423,457     5,694,422      (241,550)   (9,273,452)   37,038,295

   Net earnings                   ---           ---           ---       437,913           ---           ---       437,913
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   ---           ---           ---           ---       113,586           ---       113,586
                                                                                                             -------------
   Comprehensive Income                                                                                           551,499
                                                                                                             -------------
   Tax benefit from
     employee stock
     option purchase              ---           ---       198,293           ---           ---           ---       198,293
   Issuance of
     86,450 shares
     from treasury
     for stock option
     exercises                    ---           ---      (422,149)          ---           ---       824,750       402,601
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
June 30, 2000              8,708,367   $    435,418  $ 40,199,601  $  6,132,335  $   (127,964) $ (8,448,702) $ 38,190,688
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of operations for the full year.

         The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

(3)      Marketable Securities

         The following is a summary of available-for-sale securities at June 30, 2000:

                                               Gross       Gross
                                            Unrealized  Unrealized    Estimated
                                   Cost        Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
Investment grade preferred
  securities                    $  554,596  $    4,440  $  110,799  $   448,237
Publicly traded limited
  partnerships                      51,875         ---      31,250       20,625
Real estate investment trusts      141,590         ---      40,747      100,843
Other                               16,134         ---      15,532          602
                                ----------- ----------- ----------  ------------
                                $  764,195  $    4,440  $  198,328  $   570,307
                                =========== =========== =========== ============

         Estimated fair value is determined by the closing prices of the respective available-for-sale securities as reported on the New York and NASDAQ stock exchange markets at each financial reporting period.

         At June 30, 2000, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 2000.

(4)      Commitments and Contingencies

         On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas and leased space in the facility until May 1999 at the rate of $48,125 per month. In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company spent approximately $2.4 million in 1999 for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at June 30, 2000.

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

(5)      Income Taxes

         The Company recorded income tax expense during the three months ended June 30, 2000 and 1999, of $193,194 and $152,888, an overall effective tax rate of 42.9 percent and 40.7 percent, respectively. For the six months ended June 30, 2000 and 1999, respectively, the Company recorded income tax expense of $329,999 and $3,664,356, an overall effective tax rate of 43.0 percent in the 2000 period and 39.3 percent in the 1999 period. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and six month periods ended June 30, 2000 and 1999 compared to the U.S. statutory rate for corporations of 34 percent.

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

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                   2000        1999        2000         1999
                                ----------- ----------- ----------- ------------
         Weighted-average shares
           outstanding (basic
           shares)               7,469,182   7,603,281   7,451,720    7,674,842
         Effect of dilutive
           instruments
              Stock options        737,464     341,376     748,683      345,570
              Warrants              56,434      12,210      57,427       12,885
                                ----------- ----------- ----------- ------------
              Dilutive potential
                common shares      793,898     353,586     806,110      358,455
                                ----------- ----------- ----------- ------------
              Diluted shares     8,263,080   7,956,867   8,257,830    8,033,297
                                =========== =========== =========== ============

         For the three months and six months ended June 30, 2000 and 1999, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 51,900 shares at an average price of $15.38 were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended June 30, 1999, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the three month period in 1999.

(7)      Comprehensive Income

         Total comprehensive income for 1999 and for the six months ended June 30, 2000 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and six months ended June 30, 2000 and 1999 is as follows:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                   2000        1999        2000         1999
                                ----------- ----------- ----------- ------------
         Net earnings           $  256,781  $  222,494  $  437,913  $ 5,668,852
         Other comprehensive
           income                   95,598      39,631     113,586       19,916
                                ----------- ----------- ----------- ------------
         Comprehensive income   $  352,379  $  262,125  $  551,499  $ 5,688,768
                                ----------- ----------- ----------- ------------

(8)      Product Development Agreement

         In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in the Statements of Operations for the six month period ended June 30, 1999.

         The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years. In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek on January 28, 1999, the day after the completion of the merger. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Operations for the six month period ended June 30, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview
--------

In June 1998, we entered into an agreement with Sofamor Danek under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). See Note 8 - "Product Development Agreement" of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. In December 1998, Sofamor Danek and we agreed to terminate the agreement due to the impending merger of Sofamor Danek and Medtronic, Inc., the Company's only competitor in the DBS market. The termination was effective upon the merger of Sofamor Danek and Medtronic in January 1999. Accordingly, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in this report in our Statement of Operations for the six month period ended June 30, 1999. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during January 1999 and is included in this report in our Statement of Operations for the six month period ended June 30, 1999.

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

Results of Operations
---------------------

Comparison of the Three Months and Six Months Ended June 30, 2000 and 1999

We reported net earnings of $257,000 or $.03 per diluted share for the three months ended June 30, 2000, compared to $222,000 or $.03 per diluted share in the same 1999 period. For the six months ended June 30, 2000, we reported net earnings of $438,000 or $.05 per diluted share compared to $5.67 million or $.71 per diluted share in the same 1999 period. Net earnings in the 1999 six-month period benefited from $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue was $5.71 million for the three months ended June 30, 2000 compared to $5.17 million in the comparable 1999 period, an increase of 10.4 percent. This increase in net revenue for the three month period in 2000 compared to 1999 was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. For the six months ended June 30, 2000, total net revenue decreased to $11.31 million from $18.66 million for the same period in 1999. The 1999 six- month period included $8.9 million of net revenue associated with our former agreement with Sofamor Danek. Excluding the $8.9 million of net revenue associated with this development agreement, net revenue from ANS product sales increased 15.8 percent to $11.31 million during the six months ended June 30, 2000, from $9.76 million in the same 1999 period. This increase in net revenue from product sales was again the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, ANS is a market share and technology leader in the $42 million radio-frequency stimulation segment of the neuromodulation market. In 1999 and the first half of 2000, to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to aggressively invest in development projects including an implantable pulse generator for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a constant-rate intrathecal drug pump.

Gross profit from product sales increased to $3.85 million during the three months ended June 30, 2000 from $3.58 million in the comparable 1999 period, due to the increase in net revenue from product sales discussed above. However, gross profit margin from product sales for the three months ended June 30, 2000 compared to the same period in 1999, decreased to 67.4 percent in 2000 compared to 69.3 percent in 1999 due to higher component costs for the Renew System and higher depreciation expense. For the six months ended June 30, 2000, gross profit from product sales increased to $7.60 million compared to $6.82 million in the comparable period in 1999. However, gross profit margin from product sales decreased to 67.2 percent during the six-month period in 2000 from 69.8 percent in the same 1999 period. Again, this decrease in gross profit margin during the 2000 six-month period compared to the same period in 1999 was due, for the most part, to higher component costs for the Renew System and higher depreciation expense.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.53 million for the three months ended June 30, 2000 from $3.42 million in the same period during 1999. As a percentage of net revenue from product sales, however, these expenses decreased to 61.9 percent in 2000 from 66.2 percent in 1999. For the six months ended June 30, 2000, total operating expenses increased to $7.10 million from $6.78 million in the same 1999 period. As a percentage of net revenue from product sales, however, these expenses during the six-month period in 2000 decreased to 62.8 percent from 69.5 percent in the same 1999 period.

Research and development expense decreased to $835,000 during the three months ended June 30, 2000, or 14.6 percent of net revenue from product sales during the period, from $904,000 during the same period in 1999, or 17.5 percent of net revenue from product sales during the prior year period. This decrease in the absolute dollar amount in 2000 compared to 1999 was the result of lower consulting and test material expense. For the six months ended June 30, 2000, research and development expense decreased to $1.77 million, or 15.7 percent of net revenue from product sales during the period, from $1.79 million, or 18.3 percent of net revenue from product sales during the prior year six-month period. The expenditures for research and development during the first half of 2000 were directed toward development of our next generation radio-frequency stimulation systems, a silastic spring constant rate intrathecal drug pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation. We have substantially completed the development of our IPG stimulation system for spinal cord stimulation and are prepared to submit for 510(k) pre-market approval if the FDA approves reclassification of the device. In addition, we expect to receive CE mark approval for the IPG system in the second half of 2000, at which time we would launch it in European markets. We also expect to complete the development of our silastic spring constant rate intrathecal drug pump and begin clinical trials in the United States by the end of 2000. Similarly, we expect to receive CE mark approval on the constant-rate intrathecal drug pump by year-end 2000, at which time we would launch it in European markets.

Marketing expense increased to $1.70 million during the three months ended June 30, 2000 from $1.54 million during the same period in 1999 but as a percentage of net revenue from product sales remained the same at about 29.7 percent. The increase in the absolute dollar amount for the three months ended June 30, 2000 compared to the same period in 1999 was primarily the result of higher commission expense. For the six months ended June 30, 2000, marketing expense increased to $3.33 million from $3.04 million in the same 1999 six-month period although, as a percentage of net revenue from product sales decreased to 29.4 percent for the 2000 six-month period from 31.2 percent in the same 1999 period. The increase in the absolute dollar amount during the six-month period in 2000 compared to the same period in 1999 was attributable to higher commission expense and higher expense for education and training of new implanters.

General and administrative expense increased slightly from $681,000 during the three months ended June 30, 1999 to $697,000 during the same period in 2000, while as a percentage of net revenue from product sales, this expense decreased to 12.2 percent in 2000 from 13.2 percent during 1999. For the six months ended June 30, 2000, general and administrative expense increased slightly to $1.39 million from $1.36 million during the same period in 1999, while as a percentage of net revenue from product sales, this expense decreased to 12.3 percent in 2000 from 13.9 percent during 1999. The increase in the absolute dollar amounts during both periods in 2000 compared to the same periods in 1999 was principally the result of higher salary expense from salary increases and higher training expense.

Amortization of intangibles increased to $307,000 during the three months ended June 30, 2000 from $298,000 in the same period in 1999 and for the six months ended June 30, 2000 increased to $614,000 from $594,000 in the 1999 six-month period. This increase in both periods during 2000 compared to 1999 was due to expense from additional patents we have licensed.

Other income decreased to $137,000 for the three months ended June 30, 2000 from $214,000 during the same period in 1999 and for the six months ended June 30, 2000 decreased to $265,000 from $396,000 during the same six-month period a year ago. This decrease during both periods in 2000 compared to 1999 was primarily due to a reduction in interest income due to lower funds available for investment.

Income tax expense increased to $193,000 during the three months ended June 30, 2000 from $153,000 during the same period a year ago primarily due to higher earnings and to a lesser extent a higher effective tax rate. This represents effective tax rates of 42.9 percent in 2000 and 40.7 percent in 1999. For the six months ended June 30, 2000, income tax expense decreased to $330,000 from $3.66 million during the same period in 1999 due to higher earnings in the 1999 period from the $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek. This represents effective tax rates of 43.0 percent in 2000 and 39.3 percent in 1999. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both periods in 2000 and 1999 compared to the U.S. statutory rate for corporations of 34 percent.

Liquidity and Capital Resources
-------------------------------

At June 30, 2000 our working capital increased to $17.94 million from $16.18 million at year-end 1999. The ratio of current assets to current liabilities was 7.86:1 at June 30, 2000, compared to 4.86:1 at December 31, 1999. Cash, cash equivalents, marketable securities and certificates of deposit totaled $9.41 million at June 30, 2000 compared to $8.75 million at December 31, 1999.

During September 1999, the Board of Directors authorized increasing our stock repurchase program by an additional 250,000 shares to a total of 1,750,000 shares. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. During the six months ended June 30, 2000, we made no additional repurchases. In aggregate, we have purchased 1,663,500 shares under the authorized repurchase programs and 86,500 shares are available for repurchase as of July 31, 2000. During the six months ended June 30, 2000 we issued 86,450 shares from our treasury upon the exercise of stock options. At June 30, 2000, 1,230,108 shares remained in the treasury.

We increased our investment in inventories by $286,000 to $6.29 million at June 30, 2000, from $6.0 million at December 31, 1999. The increase from year-end 1999 relates to inventory we manufactured in anticipation of our launch of the IPG in the second half of 2000. We estimate that our investment in inventory will decrease by year-end 2000 to a total inventory level of $5.5 million.

We spent $529,000 during the six months ended June 30, 2000 for capital expenditures and license fees for additional patents and intellectual property we are licensing. Of such expenditures, approximately $290,000 was for tooling and equipment primarily for the new products we are developing. We also spent $239,000 during the first six months of 2000 to license additional patents and intellectual property. We expect capital expenditures and patent license fees for the remainder of fiscal 2000 to approximate $1.1 million.

We believe our current cash, cash equivalents, marketable securities, certificates of deposit and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows
----------

Net cash provided by operations was $610,000 for the six months ended June 30, 2000 compared to $3.55 million for the same period in 1999. This decrease related to the decrease in net earnings during the first six months of 2000 as compared to the same period a year earlier as a result of the $8.9 million of revenue recorded in the 1999 period in connection with our former agreement with Sofamor Danek.

Net cash used in investing activities was $1.67 million for the six months ended June 30, 2000, while investing activities for the same period in 1999 provided cash of $2.79 million. During the first six months of 2000, we used $1.14 million to purchase certificates of deposit with maturities greater than ninety days from the date of purchase and $529,000 for capital expenditures and license fees related to additional patents and intellectual property we are licensing. During the same six-month period in 1999, we received $6.35 million of net proceeds from the sale of our facility. We used $3.57 million in the 1999 period for additions to equipment and fixtures ($2.3 million of these expenditures were for equipment and furnishings for our new leased facility, which we relocated to in May 1999).

Net cash provided by financing activities was $403,000 for the six months ended June 30, 2000 and compares to a net use of cash for the same period in 1999 of $4.75 million. The net cash provided by financing activities of $403,000 in the first six months of 2000 solely related to cash received upon the exercise of stock options. During the first six months of 1999, we received $556,100 upon the exercise of stock options while we used $3.63 million to repay our mortgage debt due to the sale of our facility and $1.67 million to repurchase 241,375 shares of our common stock.

Year 2000
---------

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

Currency Fluctuations
---------------------

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

Forward-Looking Statements
--------------------------

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "will", "should", "intend", "potential", "new market applications" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements may appear in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

  o completion of research and development projects in an efficient and timely manner
  o obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products
  o the market for stimulation systems and implantable intrathecal drug pumps is dominated by a significant supplier, Medtronic, Inc.
  o reclassification of IPG stimulation systems for spinal cord stimulation by the FDA
  o entering into suitable strategic alliances (for example, with respect to DBS) that enable us to leverage our technology into other markets
  o the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products
  o the adequacy, acceptability and timeliness of component supply
  o the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid
  o the efficacy of our products for new applications
  o Year 2000 issues arising at a later date
  o general economic risks
  o other risks detailed from time to time in our SEC public filings.

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2000 Annual Meeting of Shareholders ("Annual Meeting") on May 24, 2000 at the Company's corporate office in Plano, Texas. At the Annual Meeting, the following matters were voted on and approved:

                                                                   Votes Abstained
                                   Votes For      Votes Against          And
         Proposal              Nominee/Proposal  Nominee/Proposal  Broker Non-Votes
         --------              ----------------  ----------------  ----------------
1)  Election of seven
    directors for a
    one-year term

    Christopher G. Chavez          7,138,793           3,974              ---
    Robert C. Eberhart, Ph.D.      7,139,926           2,841              ---
    Joseph E. Laptewicz            7,138,368           4,399              ---
    A. Ronald Lerner               7,138,593           4,174              ---
    Hugh M. Morrison               7,139,926           2,841              ---
    Richard D. Nikolaev            7,139,926           2,841              ---
    Michael J. Torma, M.D.         7,139,701           3,066              ---

2)  Approval of the Advanced
    Neuromodulation Systems,
    Inc. 2000 Stock Option Plan    4,545,251         690,842          1,906,674

There were present at the Annual Meeting in person or by proxy, shareholders holding 7,142,767 shares, or approximately 95.6% of the eligible voting shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

             Exhibit 3.2- ByLaws (2)

             Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

             Exhibit 27.1- Financial Data Schedule (filed herewith)

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.
-------------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(3) Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

                                   Signatures
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED NEUROMODULATION SYSTEMS, INC.



Date:  August 2, 2000              By: /s/ F. Robert Merrill III
                                   ------------------------------
                                   F. Robert Merrill III
                                   Executive Vice President, Finance
                                   Chief Financial Officer and Treasurer

                                  EXHIBIT 27.1