Form 10-Q
period 2000-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2000-11-07
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

Incorporated pursuant to the Laws of the State of Texas

Internal Revenue Service — Employer Identification No. 75-1646002

6501 Windcrest Drive, Plano, Texas 75024

(972) 309-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on October 27, 2000 was 7,517,009

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

Part I. Financial Information	2

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Part II. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

PART I

FINANCIAL INFORMATION

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

                                                      September 30,
                                                          2000      December 31,
Assets                                                (Unaudited)       1999
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  6,307,629  $  8,353,658
   Marketable securities                                  602,560       398,208
   Certificates of deposit with maturities
     over 90 days at purchase                           1,425,000           ---
   Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $138,698 in 2000
      and $140,824 in 1999                              3,769,684     3,785,719
   Note receivable-current portion                        100,000           ---
   Interest and other                                      72,875        70,965
                                                     ------------- -------------
      Total receivables                                 3,942,559     3,856,684
                                                     ------------- -------------
   Inventories:
    Raw materials                                       2,084,529     3,014,908
    Work-in-process                                       789,056       626,402
    Finished goods                                      2,878,218     2,357,907
                                                     ------------- -------------
      Total inventories                                 5,751,803     5,999,217
                                                     ------------- -------------

   Deferred income taxes                                  584,606       654,086
   Prepaid expenses and other current assets            1,551,959     1,107,380
                                                     ------------- -------------
      Total current assets                             20,166,116    20,369,233
                                                     ------------- -------------
Equipment and fixtures:
   Furniture and fixtures                               3,129,479     3,240,322
   Machinery and equipment                              3,950,573     3,599,338
   Leasehold improvements                                 716,080       711,271
                                                     ------------- -------------
                                                        7,796,132     7,550,931
   Less accumulated depreciation and amortization       2,516,416     1,862,361
                                                     ------------- -------------
      Net property, plant and equipment                 5,279,716     5,688,570
                                                     ------------- -------------

Note receivable-excluding current portion               1,400,000           ---
Cost in excess of net assets acquired, net of
   accumulated amortization of $2,708,673 in 2000
   and $2,291,220 in 1999                               8,102,991     8,520,444
Patents, net of accumulated amortization of
   $622,579 in 2000 and $472,708 in 1999                4,118,510     4,071,196
Purchased technology from acquisitions, net of
   accumulated amortization of $1,466,667 in 2000
   and $1,266,667 in 1999                               2,533,333     2,733,333
Tradenames, net of accumulated amortization of
   $687,500 in 2000 and $593,750 in 1999                1,812,500     1,906,250
Other assets, net of accumulated amortization of
   $199,560 in 2000 and $137,985 in 1999                  300,006       265,748
                                                     ------------- -------------
                                                     $ 43,713,172  $ 43,554,774
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999

                                                     September 30,
                                                          2000     December 31,
Liabilities and Stockholders' Equity                  (Unaudited)      1999
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $    731,687  $  1,765,377
   Accrued salary and employee benefit costs              597,487       793,275
   Accrued tax abatement liability                        969,204       969,204
   Income taxes payable                                   259,833       511,848
   Other accrued expenses                                 223,349       151,372
                                                     ------------- -------------
      Total current liabilities                         2,781,560     4,191,076
                                                     ------------- -------------

Deferred income taxes                                   2,225,527     2,325,403

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,708,367 shares
      in 2000 and 1999                                    435,418       435,418
   Additional capital                                  40,134,323    40,423,457
   Retained earnings                                    6,371,692     5,694,422
   Cost of common shares in treasury; 1,196,858
      shares in 2000 and 1,316,558 in 1999             (8,128,670)   (9,273,452)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $65,924 in 2000
      and $124,437 in 1999                               (106,678)     (241,550)
                                                     ------------- -------------
      Total stockholders' equity                       38,706,085    37,038,295

                                                     ------------- -------------
                                                     $ 43,713,172  $ 43,554,774
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2000 and 1999

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                ----------------------- ------------------------
                                    2000        1999        2000         1999
                                ----------- ----------- ----------- ------------

Net revenue-product sales       $5,762,546  $5,488,479  $17,069,102 $15,253,331
Net revenue-contract research
  and development                      ---         ---          ---   8,900,000
                                ----------- ----------- ----------- ------------
     Total net revenue           5,762,546   5,488,479   17,069,102  24,153,331

Costs and expenses:
  Cost of product sales          1,884,465   2,074,531    5,593,106   5,020,346
  Research and development         856,183     913,001    2,625,740   2,703,141
  Marketing                      1,738,141   1,588,804    5,063,777   4,630,536
  Amortization of intangibles      308,368     305,751      922,648     899,801
  General and administrative       697,837     677,243    2,083,404   2,033,322
                                ----------- ----------- ----------- ------------
                                 5,484,994   5,559,330   16,288,675  15,287,146
                                ----------- ----------- ----------- ------------
     Earnings (loss) from
        operations                 277,552     (70,851)     780,427   8,866,185
                                ----------- ----------- ----------- ------------

Other income (expenses):
  Interest expense                     ---         ---          ---     (44,861)
  Interest and other income        148,065     168,609     413,102      609,642
                                ----------- ----------- ----------- ------------
                                   148,065     168,609     413,102      564,781
                                ----------- ----------- ----------- ------------
     Earnings before income
       taxes                       425,617      97,758   1,193,529    9,430,966
Income taxes (benefit)             186,260    (118,377)    516,259    3,545,979
                                ----------- ----------- ----------- ------------
     Net earnings               $  239,357  $  216,135  $  677,270  $ 5,884,987
                                =========== =========== =========== ============

Net earnings per share:         =========== =========== =========== ============
     Basic                      $      .03  $      .03  $      .09  $       .77
                                =========== =========== =========== ============
     Diluted                    $      .03  $      .03  $      .08  $       .73
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2000 and 1999

                                                          Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                          2000         1999
                                                     ------------- -------------

Cash flows from operating activities:
   Net earnings                                      $    677,270  $  5,884,987
                                                     ------------- -------------
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
        Depreciation and amortization                   1,820,981     1,409,006
        Deferred income taxes                             (99,876)      405,745
        Changes in assets and liabilities:
          Receivables                                      14,125      (501,941)
          Inventories                                     247,414    (2,150,483)
          Prepaid expenses and other assets              (444,577)   (1,133,585)
          Deferred revenue                                    ---      (900,000)
          Income taxes payable                             32,830      (859,015)
          Accounts payable                             (1,033,690)    1,030,839
          Accrued expenses                               (123,811)     (413,300)
                                                     ------------- -------------
            Total adjustments                             413,396    (3,112,734)
                                                     ------------- -------------
            Net cash provided by operating
              activities                                1,090,666     2,772,253
                                                     ------------- -------------
Cash flows from investing activities:
  Purchase of certificates of deposit with
    maturities over 90 days                            (1,425,000)          ---
  Additions to equipment, fixtures, and
    patent licenses                                      (782,497)   (3,858,408)
  Net proceeds from sale of discontinued operations
    in 1999                                                   ---     6,354,965
                                                     ------------- -------------
            Net cash provided by (used in)
              investing activities                     (2,207,497)    2,496,557
                                                     ------------- -------------

Cash flows from financing activities:
  Exercise of stock options                               570,802       533,435
  Loan to third party                                  (1,500,000)          ---
  Purchase of treasury stock                                  ---    (1,673,762)
  Payment of short-term obligations                           ---    (3,633,475)
                                                     ------------- -------------
            Net cash provided by (used in)
              financing activities                       (929,198)   (4,773,802)
                                                     ------------- -------------
  Net increase (decrease) in cash and
    cash equivalents                                   (2,046,029)      495,008

Cash and cash equivalents at beginning of year          8,353,658    11,697,209
                                                     ------------- -------------
Cash and cash equivalents at September 30            $  6,307,629  $ 12,192,217
                                                     ============= =============

Supplemental cash flow information is presented
  below:

Income taxes paid                                    $    583,304  $  3,999,250
                                                     ============= =============

Interest paid                                        $        ---  $     44,861
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity

                                                           Other
                                                           Compre-                  Total
                                              Retained     hensive                  Stock-
                 Common Stock    Additional   Earnings     Income     Treasury    holders’
               Shares    Amount    Capital    (Deficit)    (Loss)       Stock      Equity
              --------- -------- ----------- ----------- ---------- ------------ -----------
Balance at
December 31,  8,708,367 $435,418 $41,156,582 $ (308,859) $(130,760) $(7,848,634) $33,303,747
1998

 Net earnings       ---      ---         ---  6,003,281        ---          ---    6,003,281
 Adjustment
  to unrealized
  losses on
  marketable
  securities        ---      ---         ---        ---   (110,790)         ---     (110,790)
 Comprehensive                                                                   -----------
  Income                                                                           5,892,491
 Issuance                                                                        -----------
  of 162,068
  shares from
  treasury
  for stock
  option
  exercises         ---      ---    (954,221)       ---        ---    1,527,493      573,272
 Tax benefit
  from employee
  stock option
  exercise          ---      ---     221,096        ---        ---          ---      221,096
 Purchase
  of 404,875
  treasury
  shares,
  at cost           ---      ---         ---         ---       ---   (2,952,311)  (2,952,311)
              --------- -------- ----------- ----------- ---------- ------------ -----------
Balance at
December 31,  8,708,367  435,418  40,423,457  5,694,422   (241,550)  (9,273,452)  37,038,295
1999

 Net earnings       ---      ---         ---    677,270        ---           ---     677,270
 Adjustment
  to unrealized
  losses on
  marketable
  securities        ---      ---         ---        ---    134,872           ---     134,872
 Comprehensive                                                                   -----------
  Income                                                                             812,142
 Tax benefit                                                                     -----------
  from employee
  stock option
  exercise          ---      ---     284,846        ---        ---           ---     284,846
 Issuance
  of 119,700
  shares from
  treasury
  for stock
  option
  exercises         ---      ---    (573,980)       ---        ---    1,144,782      570,802
              --------- -------- ----------- ----------- ---------- ------------ -----------
Balance at
September 30,
2000          8,708,367 $435,418 $40,134,323 $6,371,692  $(106,678) $(8,128,670) $38,706,085
              ========= ======== =========== =========== ========== ============ ===========

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(1)   Business/New Accounting Standards

Advanced Neuromodulation Systems, Inc. (the “Company” or “ANS ”) designs, develops, manufactures and markets implantable medical device systems used to manage chronic intractable pain and other disorders of the central nervous system. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

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

In addition, ANS products are purchased primarily by hospitals and other users who then bill various third party payers including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payers reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third party payer reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective not later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material effect on the Company’s results of operations or financial condition.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)    Marketable Securities

The following is a summary of available-for-sale securities at September 30, 2000:
                                               Gross       Gross
                                            Unrealized  Unrealized    Estimated
                                   Cost        Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
Investment grade preferred
  securities                    $  554,596  $   24,936  $   89,933  $   489,599
Real estate investment trusts/
  other                            209,599         ---      96,638      112,961
                                ----------- ----------- ----------  ------------
                                $  764,195  $   24,936  $  186,571  $   602,560
                                =========== =========== =========== ============
Estimated fair value is determined by the closing prices of the respective available-for-sale securities as reported on the New York and NASDAQ stock exchange markets at each financial reporting period.

At September 30, 2000, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at September 30, 2000.

(4)   Commitments and Contingencies

On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas and leased space in the facility until May 1999 at the rate of $48,125 per month. In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility. The Company spent approximately $2.4 million in 1999 for furniture and equipment, leasehold improvements, computer systems, telephone systems and manufacturing clean room space for the leased facility. Other than the facility lease, the Company has no material commitments under noncancelable operating leases at September 30, 2000.

The Company is a party to product liability claims related to ANS implantable stimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS stimulation devices have not resulted in significant monetary liability for the Company beyond

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate or that the Company’s stimulation business and future ANS product lines will not be adversely affected by these product liability claims.

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(5)   Income Taxes

The Company recorded income tax expense during the three months ended September 30, 2000 of $186,260, an overall effective tax rate of 43.3 percent. For the three months ended September 30, 1999, the Company recorded a tax benefit of $118,377 due to lower actual state income taxes that had been provided for in the first quarter of 1999 from the January 1999 termination payment from Sofamor Danek. For the nine months ended September 30, 2000 and 1999, respectively, the Company recorded income tax expense of $516,259 and $3,545,979, an overall effective tax rate of 43.3 percent in the 2000 period and 37.6 percent in the 1999 period. The Company’s expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and nine month periods ended September 30, 2000 and the nine months ended September 30, 1999 compared to the U.S. statutory rate for corporations of 34 percent.

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

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                ----------------------- ------------------------
                                   2000        1999        2000         1999
                                ----------- ----------- ----------- ------------
         Weighted-average shares
           outstanding (basic
           shares)               7,469,362   7,541,379   7,466,601    7,630,354
         Effect of dilutive
           instruments
              Stock options        816,545     508,444     771,303      399,865
              Warrants              63,298      29,202      59,384       18,320
                                ----------- ----------- ----------- ------------
              Dilutive potential
                common shares      879,843     537,646     830,687      418,185
                                ----------- ----------- ----------- ------------
              Diluted shares     8,376,205   8,079,025   8,297,288    8,048,539
                                =========== =========== =========== ============
For the three months and nine months ended September 30, 2000 and 1999, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2000 and 1999, all outstanding options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for the respective three month periods.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(7)    Comprehensive Income

Total comprehensive income for 1999 and for the nine months ended September 30, 2000 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- ------------------------
                                   2000        1999        2000         1999
                                ----------- ----------- ----------- ------------
         Net earnings           $  239,357  $  216,135  $  677,270  $ 5,884,987
         Other comprehensive
           income (loss)            21,286     (70,617)    134,872      (50,701)
                                ----------- ----------- ----------- ------------
         Comprehensive income   $  260,643  $  145,518  $  812,142  $ 5,834,286
                                ----------- ----------- ----------- ------------

(8)   Product Development Agreement

In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. (“Sofamor Danek”) under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation (“DBS”). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson’s Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in the Statements of Operations for the nine month period ended September 30, 1999.

The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years. In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company’s sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek on January 28, 1999, the day after the completion of the merger. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Operations for the nine month period ended September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview

In June 1998, we entered into an agreement with Sofamor Danek under which we would develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation (“DBS”). See Note 8 - “ Product Development Agreement” of the Notes to Condensed Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. In December 1998, Sofamor Danek and we agreed to terminate the agreement due to the impending merger of Sofamor Danek and Medtronic, Inc., the Company’s only competitor in the DBS market. The termination was effective upon the merger of Sofamor Danek and Medtronic in January 1999. Accordingly, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in this report in our Statement of Operations for the nine month period ended September 30, 1999. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during January 1999 and is included in this report in our Statement of Operations for the nine month period ended September 30, 1999.

The former agreement with Sofamor Danek fits with our strategy to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS’ core technology into other significant market segments beyond our focus on the chronic pain segment of the neuromodulation market. We cannot assure you, however, that we will be successful in negotiating and consummating research and development agreements with other strategic partners.

In September 1999, the Neurological Devices Panel of the Medical Devices Advisory Committee recommended that the FDA reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. Class III devices typically require a Pre-Market Approval (PMA), supplemented with clinical trials to prove safety and effectiveness of the device, while Class II devices typically require a Pre-Market Notification (510(k)) to demonstrate substantial equivalence to an existing legally marketed device prior to receiving market clearance by the FDA. The 510(k) process is typically faster and easier than the PMA process, as a result.

We expected to receive a final reclassification decision from the FDA in January 2000 but experienced a delay that we believe was related, in part, to the FDA’s workload and in part to opposition from our only competitor in the IPG market, Medtronic, Inc. On September 6, 2000, the FDA published a notice of reclassification recommendation in the Federal Register to accept the September 1999 Panel recommendation to reclassify the IPG device and established a 30–day public comment period regarding the reclassification. The FDA extended the comment period by 28 days until November 3, 2000 at Medtronic's request. We remain optimistic that after the comment period is completed, the FDA will publish the final reclassification rule in the Federal Register. If and when the final reclassification rule is published, we will file the 510(k) Pre-Market Notification for clearance to market the IPG in the United States.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2000 and 1999

We reported net earnings of $239,000 or $.03 per diluted share for the three months ended September 30, 2000, compared to $216,000 or $.03 per diluted share in the same 1999 period. For the nine months ended September 30, 2000, we reported net earnings of $677,000 or $.08 per diluted share compared to $5.88 million or $.73 per diluted share in the same 1999 period. Net earnings in the 1999 nine-month period benefited from $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek.

Total net revenue was $5.76 million for the three months ended September 30, 2000 compared to $5.49 million in the comparable 1999 period, an increase of 5.0 percent. This increase in net revenue for the three-month period in 2000 compared to 1999 was the result of higher unit sales volume of our radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. Excluding the $8.9 million of net revenue associated with the Sofamor Danek development agreement, net revenue from ANS product sales increased 11.9 percent to $17.07 million during the nine months ended September 30, 2000, from $15.25 million in the same 1999 period. This increase in net revenue from product sales was again the result of higher unit sales volume of ANS’ radio-frequency stimulation systems used to treat complex pain patterns, primarily in the United States. For the nine months ended September 30, 2000, total net revenue decreased to $17.07 million from $24.15 million for the same period in 1999, reflecting the Sofamor Danek revenue in 1999.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, ANS is a market share and technology leader in the $42 million radio-frequency stimulation segment of the neuromodulation market. In 1999 and the first nine months of 2000, to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to aggressively invest in development projects including the IPG for spinal cord stimulation, an implantable pulse generator for deep brain stimulation and a constant-rate intrathecal drug pump.

Gross profit from product sales increased to $3.88 million during the three months ended September 30, 2000 from $3.41 million in the comparable 1999 period, due to the increase in net revenue from product sales discussed above and an improvement in gross profit margin. Gross profit margin from product sales for the three months ended September 30, 2000 compared to the same period in 1999, increased to 67.3 percent in 2000 compared to 62.2 percent in 1999 due to additional costs we incurred in the 1999 period from a product transition and unexpected lower manufacturing yields. For the nine months ended September 30, 2000, gross profit from product sales increased to $11.48 million compared to $10.23 million in the comparable period in 1999 due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales remained approximately the same at 67.2 percent during the nine-month period in 2000 compared to 67.1 percent in the same 1999 period.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $3.60 million for the three months ended September 30, 2000 from $3.48 million in the same period during 1999 primarily due to higher marketing expense. As a percentage of net revenue from product sales, however, total operating expenses during the three-month period in 2000 decreased to 62.5 percent from 63.5 percent in the same 1999 period. For the nine months ended September 30, 2000, total operating expenses increased to $10.70 million from $10.27 million in the same 1999 period again due for the most part to higher marketing expense. As a percentage of net revenue from product sales, however, these expenses during the nine-month period in 2000 decreased to 62.7 percent from 67.3 percent in the same 1999 period.

Research and development expense decreased to $856,000 during the three months ended September 30, 2000, or 14.9 percent of net revenue from product sales during the period, from $913,000 during the same period in 1999, or 16.6 percent of net revenue from product sales during the prior year period. This decrease in the absolute dollar amount in 2000 compared to 1999 was the result of lower consulting and test material expense. For the nine months ended September 30, 2000, research and development expense decreased to $2.63 million, or 15.4 percent of net revenue from product sales during the period, from $2.70 million, or 17.7 percent of net revenue from product sales during the prior year nine-month period. This decrease in the absolute dollar amount in 2000 compared to 1999 was the result of lower consulting expense. The expenditures for research and development during the first nine months of 2000 were directed toward development of our next generation radio-frequency stimulation systems, a silastic spring constant rate intrathecal drug pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation. We have completed the development of our IPG stimulation system for spinal cord stimulation and are prepared to submit for 510(k) pre-market approval if the FDA approves reclassification of the device. In addition, we expect to receive CE mark approval for the IPG system by year-end 2000 and expect to launch it in European markets in the first quarter of 2001. We also expect to complete the development of our silastic spring constant rate intrathecal drug pump and begin clinical trials in the United States when we receive the necessary clearance from the FDA to initiate the clinical trials, which we expect to receive by the end of 2000 or early in 2001. Similarly, we expect to receive CE mark approval on the constant-rate intrathecal drug pump by year-end 2000 and expect to launch it in European markets during the first quarter of 2001.

Marketing expense increased to $1.74 million during the three months ended September 30, 2000 from $1.59 million during the same period in 1999 and as a percentage of net revenue from product sales increased to 30.2 percent in the 2000 period from 29.0 percent during 1999. The increase in the absolute dollar amount for the three months ended September 30, 2000 compared to the same period in 1999 was primarily the result of higher commission expense and convention expense. For the nine months ended September 30, 2000, marketing expense increased to $5.06 million from $4.63 million in the same 1999 nine-month period, although as a percentage of net revenue from product sales marketing expense decreased to 29.7 percent for the 2000 nine-month period from 30.4 percent in the same 1999 period. The increase in the absolute dollar amount during the nine-month period in 2000 compared to the same period in 1999 was attributable to higher commission expense, higher expense for education and training of new implanters and higher convention expense.

General and administrative expense increased slightly from $677,000 during the three months ended September 30, 1999 to $698,000 during the same period in 2000, while as a percentage of net revenue from product sales, this expense decreased to 12.1 percent in 2000 from 12.3 percent during 1999. For the nine months ended September 30, 2000, general and administrative expense increased slightly to $2.08 million from $2.03 million during the same period in 1999, while as a percentage of net revenue from product sales, this expense decreased to 12.2 percent in 2000 from 13.3 percent during 1999. The increase in the absolute dollar amounts during both periods in 2000 compared to the same periods in 1999 was principally the result of higher investor relations and property tax expense.

Amortization of intangibles increased to $308,000 during the three months ended September 30, 2000 from $306,000 in the same period in 1999 and for the nine months ended September 30, 2000 increased to $923,000 from $900,000 in the 1999 nine-month period. This increase in both periods during 2000 compared to 1999 was due to expense from additional patents we have licensed.

Other income decreased to $148,000 for the three months ended September 30, 2000 from $169,000 during the same period in 1999 and for the nine months ended September 30, 2000 decreased to $413,000 from $565,000 during the same nine-month period a year ago. This decrease during both periods in 2000 compared to 1999 was primarily due to a reduction in interest income due to lower funds available for investment.

Income tax expense increased to $186,000 during the three months ended September 30, 2000 from a tax benefit of $118,000 during the same period a year ago. A tax benefit was recorded in the 1999 three-month period due to lower actual state income taxes that had been provided for in the first quarter of 1999 from the January 1999 termination payment from Sofamor Danek. Our effective tax rate during the three months ended September 30, 2000 was 43.8 percent. For the nine months ended September 30, 2000, income tax expense decreased to $516,000 from $3.55 million during the same period in 1999 due to higher earnings in the 1999 period from the $8.9 million of revenue recorded in connection with our former agreement with Sofamor Danek. This represents effective tax rates of 43.3 percent in 2000 and 39.6 percent in 1999. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both periods in 2000 and the nine-month period in 1999 compared to the U.S. statutory rate for corporations of 34 percent.

Liquidity and Capital Resources

At September 30, 2000 our working capital increased to $17.38 million from $16.18 million at year-end 1999. The ratio of current assets to current liabilities was 7.25:1 at September 30, 2000, compared to 4.86:1 at December 31, 1999. Cash, cash equivalents, marketable securities and certificates of deposit totaled $8.34 million at September 30, 2000 compared to $8.75 million at December 31, 1999.

During September 1999, the Board of Directors authorized increasing our stock repurchase program by an additional 250,000 shares to a total of 1,750,000 shares. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. During the nine months ended September 30, 2000, we made no additional repurchases. In aggregate, we have purchased 1,663,500 shares under the authorized repurchase programs and 86,500 shares are available for repurchase as of October 31, 2000. During the nine months ended September 30, 2000 we issued 119,700 shares from our treasury upon the exercise of stock options. At September 30, 2000, 1,196,858 shares remained in the treasury.

We decreased our investment in inventories by $242,000 to $5.75 million at September 30, 2000, from $6.0 million at December 31, 1999. We estimate that our investment in inventory will decrease by year-end 2000 to a total inventory level of about $5.5 million.

We spent $783,000 during the nine months ended September 30, 2000 for capital expenditures and license fees for additional patents and intellectual property we are licensing. Of such expenditures, approximately $490,000 was for tooling and equipment primarily for the new products we are developing. We also spent $293,000 during the first nine months of 2000 to license additional patents and intellectual property. We expect capital expenditures and patent license fees for the remainder of fiscal 2000 to approximate $500,000.

We believe our current cash, cash equivalents, marketable securities, certificates of deposit and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operations was $1.09 million for the nine months ended September 30, 2000 compared to $2.77 million for the same period in 1999. This decrease related to the decrease in net earnings during the first nine months of 2000 as compared to the same period a year earlier as a result of the $8.9 million of revenue recorded in the 1999 period in connection with our former agreement with Sofamor Danek.

Net cash used in investing activities was $2.21 million for the nine months ended September 30, 2000, while investing activities for the same period in 1999 provided cash of $2.50 million. During the first nine months of 2000, we used $1,425,000 to purchase certificates of deposit with maturities greater than ninety days from the date of purchase and $783,000 for capital expenditures and license fees related to additional patents and intellectual property we are licensing. During the same nine-month period in 1999, we received $6.35 million of net proceeds from the sale of our facility. We used $3.86 million in the 1999 period for additions to equipment and fixtures ($2.3 million of these expenditures were for equipment and furnishings for our new leased facility, which we relocated to in May 1999).

Net cash used in financing activities was $929,000 for the nine months ended September 30, 2000 compared to $4.77 million for the same period in 1999. During the first nine months of 2000, we received $571,000 upon the exercise of stock options and used $1.5 million that we loaned under a five-year promissory note to one of our key suppliers. During the first nine months of 1999, we received $553,000 upon the exercise of stock options while we used $3.63 million to repay our mortgage debt due to the sale of our facility and $1.67 million to repurchase 241,375 shares of our common stock.

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

Currency Fluctuations

Substantially all of our international sales are denominated in U.S. dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate ”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “ potential”, “new market applications” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements may regard our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

  completion of research and development projects in an efficient and timely manner obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products domination of the market for stimulation systems and implantable intrathecal drug pumps by Medtronic, Inc.
  reclassification of IPG stimulation systems for spinal cord stimulation by the FDA entering into suitable strategic alliances (for example, with respect to DBS) that enable us to leverage our technology into other markets the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products the adequacy, acceptability and timeliness of component supply the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid the efficacy of our products for new applications
  Year 2000 issues arising at a later date
  general economic risks
  other risks detailed from time to time in our SEC public filings.

Quantitative and Qualitative Disclosures About Market Risk

For the period ended September 30, 2000, the Company did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10–K for the year ended December 31, 1999.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- ByLaws (2)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc.
and KeyCorp ShareholderServices, Inc. as Rights Agent (3)

Exhibit 27.1- Financial Data Schedule (filed herewith)

(b)	No reports on Form 8-K have been filed during the quarter ended September 30, 2000.
--------	-----------------
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

ADVANCED NEUROMODULATION SYSTEMS, INC.
By: /s/ F. Robert Merrill III ----------------------------------
Date: November 7, 2000	F. Robert Merrill III
Executive Vice President, Finance
Chief Financial Officer and Treasurer

EXHIBIT 27.1