Form 10-K
period 2000-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2001-04-02
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

Incorporated pursuant to the Laws of the State of Texas

Internal Revenue Service — Employer Identification No. 75-1646002

6501 Windcrest Drive, Plano, Texas 75024

(972) 309-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 16, 2001: $104,494,166

Number of shares outstanding of the registrant’s Common Stock as of March 16, 2001: 8,913,359

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on May 23, 2001, are incorporated by reference into Part III.

Advanced Neuromodulation Systems, Inc.

Annual Report

Form 10-K

Year Ended December 31, 2000

PART I

ITEM 1.	BUSINESS

General

Advanced Neuromodulation Systems, Inc. designs, develops, manufactures and markets advanced implantable neuromodulation devices that improve the quality of life for people with disabling chronic pain or nervous system disorders. Neuromodulation is the electrical or chemical modulation of the central nervous system to significantly reduce chronic pain or improve neurological function.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing efforts to expand our product offerings in the high growth market of neuromodulation. In 2000, we were the market share and technology leader in the $45 million radio-frequency stimulation segment of the neuromodulation market. In 2000, we continued our aggressive investment in development projects to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market. Excluding vagus nerve stimulation for treating epilepsy, which we do not currently anticipate addressing, industry analysts expect the neuromodulation market to grow from $425 million in 2000 to nearly $800 million by 2003 solely on current FDA approved indications.

Recent Developments

On January 2, 2001, we acquired the assets (primarily intellectual property consisting of patents and know-how) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of ANS common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. IDP was formed in 1986 to commercialize certain implantable infusion technologies developed at the University of Minnesota. We entered a license agreement with IDP in 1995 to license rights to implantable infusion pump technologies developed by IDP and ESOX for applications in pain and cancer therapy. Under the license agreement, we were obligated to pay IDP royalties on worldwide sales of implantable infusion pumps using IDP technology. The January 2, 2001 acquisition canceled the license agreement, thereby eliminating our future royalty obligations, and expanded our rights to use the pump technologies in all applications through our acquisition of the intellectual property. We completed development of our AccuRx™ fully implantable constant rate infusion pump in late 2000 using technology we licensed from IDP. We received CE mark approval to distribute the pump internationally, with international sales expected to commence in the second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials will include 109 patients and will be conducted in twelve sites. The trials commenced in the first quarter of 2001. The data gathered during the trials will be used to support a Pre-Market Approval (PMA) application.

Also on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI or Hi-tronics), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices headquartered in Budd Lake, New Jersey. We acquired HDI through a stock-for-stock merger in which we issued 1,104,725 shares of ANS common stock. The transaction will be accounted for on a pooling of interests basis. HDI developed and is the manufacturer of our Genesis™ totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and is also the OEM manufacturer of the transmitter used with our Renew® radio-frequency spinal cord stimulation system. HDI was founded in 1987 and has developed more than thirty medical devices for some of the leading medical device companies. The core strength of HDI is in developing highly sophisticated electronic circuits with very low power requirements, utilizing both discreet and highly integrated technology. We believe this competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In addition, the merger will result in vertical integration benefits in manufacturing that should enhance margins on our current and future products. HDI’s revenues for its fiscal 2000, which ended November 30, 2000, were approximately $10.4 million, including approximately $1.6 million of revenue associated with sales to ANS.

In September 1999, the Neurological Devices Panel of the Medical Devices Advisory Committee recommended that the FDA reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. Class III devices typically require a PMA, supplemented with clinical trials to prove the safety and effectiveness of the device. Class II devices typically require a Pre-Market Notification (510(k)) to demonstrate substantial equivalence to an existing legally marketed device prior to receiving market clearance by the FDA. According to the FDA’s 2000 ODE Annual Report, the average time for a PMA clearance was 11.9 months (excluding the one-year typically required for clinical trials, or approximately 24 months total), while the average elapsed time for a 510(k) approval was 3.4 months in 2000.

On September 6, 2000, the FDA published a Notice of Panel Recommendation in the Federal Register to tentatively accept the September 1999 Medical Devices Neurological Advisory Panel recommendation to reclassify the IPG device and established a 30-day public comment period regarding the reclassification. The FDA extended the comment period by 28 days until November 3, 2000 at the request of Medtronic, Inc. On February 26, 2001, the FDA notified ANS that the agency had denied ANS' petition to reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. The FDA’s denial was surprising and disappointing principally because at a presubmission meeting with the FDA, the agency itself had recommended that ANS submit a reclassification petition instead of the PMA process as a "least burdensome path to market." Furthermore, the FDA Advisory Panel recommended the reclassification and the agency itself had supported the recommendation as late as September 6, 2000. We are currently requesting an internal review of the administrative record to appeal the decision, while simultaneously pursuing the PMA application to gain approval to market the IPG in the United States. We are already marketing the IPG product in Europe. Industry analysts estimate that the IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs will approach $175 million in 2001, and that the market is growing at a 25% to 30% annual rate. Currently Medtronic, Inc. is the sole provider of IPGs in the United States.

The Neuromodulation Market

The neuromodulation market is comprised of implantable electrical stimulation systems and fully implantable infusion pumps that modulate the central nervous system by delivering precise doses of either electricity or pharmaceuticals directly to targeted nerve sites.

Four product technology platforms address the chronic intractable pain segment of the neuromodulation market. These platforms are: (1) radio-frequency stimulation systems for spinal cord stimulation, (2) implantable pulse generator stimulation systems for spinal cord and deep brain stimulation, (3) fully implantable constant rate infusion pumps and (4) fully implantable programmable rate infusion pumps. Industry analysts estimate the market for these neuromodulation devices at $425 million in 2000 and growing to nearly $800 million by 2003 solely on current FDA approved indications. The growth in the market for stimulation systems and fully implantable infusion pumps is being driven by a number of factors, including:

  New technology is increasing the capability of these devices
  New clinical applications for stimulation systems and fully implantable infusion pumps are being discovered and tested
  Improved outcomes are being driven by technology, patient selection and improved techniques
  Stimulation and fully implantable infusion pump devices are generally low risk and cost effective and the therapies are reversible
  Patient awareness and advocacy is generally high
  The base of pain specialists and centers of excellence is growing

Listed below is the estimated revenue by market segment in 2000 and 2003 for all manufacturers of such products. These estimates do not consider the use of neuromodulation technology platforms for applications such as epilepsy, depression, peripheral nerve stimulation, chronic intractable angina, chronic headaches, functional stimulation, tens stimulation, peripheral vascular disease and deep brain applications for disorders other than Parkinson's Disease and Essential Tremor.

Estimated, for all product manufacturers, by market segment:

                                                            2000       2003
                                                        ----------- -----------
                                                          $(000's)   $(000's)
                                                        ----------- -----------
Radio-frequency stimulation systems for spinal
  cord stimulation                                      $   45,000  $   70,000
Implantable pulse generator stimulation systems
  for spinal cord stimulation                              142,000     275,000
Implantable pulse generator stimulation systems
  for deep brain stimulation for Parkinson's Disease
  and Essential Tremor                                      40,000      85,000
Implantable pulse generator stimulation systems
  for sacral nerve stimulation for incontinence             15,000      55,000
Fully implantable constant rate infusion pumps              24,000      41,000
Fully implantable programmable rate infusion pumps         159,000     264,000
                                                        ----------- -----------
         Total                                          $  425,000  $  790,000
                                                        ----------- -----------

According to industry analysts, there are millions of patients who could benefit from the use of stimulation or fully implantable infusion pump devices. Thus, we believe the market is under-served and under-penetrated. In 2000, only approximately 60,000 patients benefited from neuromodulation devices.

Our growth strategy is to develop and license proprietary product platforms to expand from our participation in only the radio-frequency stimulation segment during 2000 into the other major market segments of the neuromodulation market. Since most pain practitioners implant all four of the product platforms (radio-frequency stimulation systems, implantable pulse generator stimulation systems, fully implantable constant-rate infusion pumps and fully implantable programmable infusion pumps), we believe we are in a unique position to leverage our distribution capabilities.

Products

Stimulation Systems

Stimulation devices electrically stimulate nerve fibers along the spinal cord to reduce chronic severe neuropathic pain by “masking” the pain signals sent to the brain. Neuropathic pain usually arises from nerve damage. Stimulation device implantation manages the pain associated with failed back surgery syndrome (FBSS), peripheral neuropathy, phantom limb or stump pain, ischemic pain and reflex sympathetic dystrophy (RSD), also known as complex regional pain syndrome (CRPS). Stimulation device implantation in the brain is being used to relieve the effects of various neurological disorders, such as Parkinson’s Disease and Essential Tremor by delivering small electrical impulses to targeted structures in the brain.

The market for stimulation systems is currently divided between radio-frequency stimulation systems, which use an external power source, and stimulation systems that utilize implantable battery driven systems known as implantable pulse generators (IPGs). According to industry analysts, lPG devices account for around 80 percent of the number of spinal cord stimulation procedures performed, with radio-frequency devices accounting for the remainder. We currently design, develop, manufacture and market radio-frequency stimulation devices and in 2000 we completed the development of our first generation IPG device. The primary advantage of the radio-frequency device revolves around the benefits of the system’s external battery. An external battery system allows the patient to recharge the device by simply changing a special nine-volt battery. The IPG requires surgical intervention, revision and replacement after two to four years. Due to its inexpensive power system, the radio-frequency device can be programmed with a wide range of amplitude, frequency and pulse width settings for a variety of programs controlled by the patient. These features make the radio-frequency devices the most cost efficient for long-term stimulation treatment. On the other hand, IPG devices provide the convenience of a completely internalized system, although they involve added long-term cost when repeat surgeries are required to replace the IPG power source. Both radio-frequency systems and IPG systems are useful to the pain physician. Radio-frequency systems are most often prescribed for patients who have complex bilateral pain syndromes or widespread pain that require higher power levels. IPGs are most often prescribed for patients with simple unilateral and single extremity pain complaints or indications with lower power requirements.

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

Our CompuStim™ systems include four, seven, eight and sixteen electrodes on one, two or more leads; simple and complex receivers; and an external battery-powered transmitter. We believe that the CompuStim product line’s multi-electrode leads and advanced multiprogrammable technology have changed the manner in which neuromodulation is performed worldwide. For example, our “Dual Octrode” device, a system of dual leads with eight electrodes on each lead introduced in 1995, creates a targeted current density that appears to be especially effective in relieving complex and multi-extremity pain patterns. Previously, quadrapolar stimulation systems only relieved the leg pain associated with FBSS. Many experts support the view that the Dual Octrode device provides improved pain relief to both the legs and the back. Dual Octrode systems are enjoying increasing acceptance from the physician community and, in our judgment, are the technological leaders in the stimulation field. We believe that the long-term results of stimulation in the treatment of pain have improved as a result of the technological superiority of ANS products. Moreover, the ease of use of the system has expanded the potential market for these products.

In early 1999, we completed the development of our enhanced radio-frequency stimulation system, the Renew System, and introduced the products in the United States during June 1999. These products include enhancements that simplify the procedure for implanters while providing improved function. We introduced the Renew System in international markets during 2000.

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

We believe our radio-frequency stimulation devices represent a strong base for penetration of the broader neuromodulation market. During 2000, we completed development of our first generation IPG, Genesis™, to better serve the broad needs of the pain management market. The IPG stimulation system will allow us to participate in the largest segment of the stimulation market for spinal cord stimulation and leverage our sales and marketing capabilities. In late 2000, we received the CE mark approval for our Genesis IPG and commenced our selling efforts in international markets during January 2001. In the United States, we are seeking a PMA approval due to the February 26, 2001 decision by the FDA denying our petition to reclassify the IPG device to a Class II device from a Class III device. See Item 1. “Business-Recent Developments.”

Our IPG platform also provides us with the opportunity to address a number of new indications such as chronic intractable angina, occipital headaches, urinary urge incontinence, peripheral nerve stimulation and Deep Brain Stimulation (DBS) for Essential Tremor and tremor associated with Parkinson’s Disease. During the fourth quarter of 2000, we received an Investigational Device Exemption (IDE) approval from the FDA to initiate a pilot clinical study to evaluate the efficacy of our Genesis IPG stimulation system for the treatment of occipital headaches (chronic severe headaches). The pilot clinical study of 10 patients at 2 sites in the U.S. began in January 2001. Data from the pilot study will be used to determine the parameters for a larger pivotal clinical study to support a PMA application for our Genesis IPG to treat occipital headaches.

PainDoc®

In early 1997 we began marketing PainDoc, a pen-based computer system that is designed to assist physicians and their patients in optimizing the performance of our stimulation devices both pre- and post-operatively. PainDoc interfaces with our CompuStim and Renew transmitters to optimize stimulation therapy and document treatment outcomes. PainDoc allows the physician to interact with the patient to map the location and intensity of the patient’s pain. The resulting “pain map” is then used to assess and select the most effective stimulation sets, or combination of multi-electrode stimulation arrays, to treat the pain. The idea is to generate pain coverage that overlaps the patient’s pain map. The selected arrays (programs) are uploaded into the patient’s CompuStim or Renew transmitter. The physician can visually compare the patient’s pain map against a stimulation map and optimize the patient’s stimulator setting to address the patient’s needs and assess whether desired levels of pain relief have been obtained and whether excess stimulation has been delivered.

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

Implantable Infusion Systems

Fully implantable infusion pumps are designed to deliver drugs directly to targeted sites of action within the body. This contrasts to oral or intravenous drug delivery, where a drug is distributed systemically throughout the entire body. When the drug is being delivered directly to the site of action, a better therapeutic effect often can be achieved with much lower quantities of drug, with fewer side effects. Today, implantable infusion pumps are used for the intraspinal delivery of morphine and baclofen for the treatment of pain and spasticity, and for the intra-arterial delivery of various drugs for chemotherapy.

Implantable infusion systems consist of an implantable pump and a delivery catheter. The pump and the catheter work together as a system to deliver small, precisely controlled doses of drug directly to the targeted delivery site. The pump consists of a reservoir that holds a several-week supply of drug, a pumping mechanism to push the drug along the catheter, and a port for refilling the pump with drug as necessary. The pump is implanted under the skin generally in the abdominal area and is connected to the delivery catheter. The delivery catheter is a spaghetti-sized tube that runs between the pump and the targeted delivery site. The pump is refilled as necessary using a needle inserted through the skin into the pump’s refill port. The refill procedure is generally performed on an outpatient basis by a physician or under the direct supervision of a physician.

In 2000, industry analysts estimated the market for implantable infusion systems was $183 million and they expect the market to grow to $305 million by the year 2003. There are two types of implantable pumps: constant flow pumps and programmable pumps. According to industry analysts, programmable pumps hold an 81 percent unit share of worldwide intraspinal pump procedures, with constant flow pumps accounting for the balance. Currently, Medtronic, Inc. is the sole worldwide provider of a programmable pump for intraspinal applications.

The programmable pump is the most versatile type of implantable pump since it allows the fluid (drug) flow rate to be changed non-invasively to meet varying patients’ needs. Medtronic’s programmable pump contains a battery, control and telemetry circuitry, and motor. The battery delivers pulses of energy to the motor, which pushes the drug from the pump into the delivery catheter and to the targeted delivery site. The programmability feature allows for time-modified delivery of the drug. For example, it can be non-invasively programmed to deliver more medication at night and less during the day. Since the pump is powered with a battery, the entire pump typically needs to be replaced every five to seven years.

Constant flow pumps are designed to provide drug infusion at a constant factory-set flow rate. Once implanted, the medication flow rates remain the same. The physician adjusts dose by adjusting the concentration of the drug in the pump reservoir. Constant flow pumps are smaller, lighter, less expensive, and because they have no battery, typically have a significantly longer service life than programmable pumps.

Management believes that the implantable infusion pump market offers significant opportunity. In August 1998, we completed an agreement with Tricumed Medizintechnik GmbH, a German corporation, granting ANS rights to distribute Tricumed’s implantable pump products in various international markets. During 2000, ANS and Tricumed mutually agreed to terminate this relationship.

In 2000, we completed development of our proprietary constant flow implantable infusion pump, AccuRx™, utilizing technology licensed from the University of Minnesota. We received CE mark approval to distribute the pump internationally, with international sales expected to commence in the second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials will include 109 patients and will be conducted in twelve sites. The trials commenced in the first quarter of 2001. The data gathered during the trials will be used to support a PMA application.

On January 2, 2001, we acquired the intellectual property rights to our AccuRx constant flow implantable infusion pump for 119,100 shares of our common stock valued at $2.43 million. Prior to purchasing these rights, we licensed rights from the University of Minnesota for pain and cancer therapy applications. By purchasing the intellectual property rights, we eliminated future royalty obligations to the University of Minnesota and expanded our rights to use the AccuRx pump for any application.

Management believes that the market for constant flow implantable infusion pumps will continue to expand, and that our proprietary pump products offer unique features and benefits that will enable us to capture a meaningful share of this market segment after the appropriate regulatory approvals are secured.

Other Business Matters

Marketing and Major Customers

Domestically, we utilize independent specialty distributors and commissioned sales agents who are focused on the chronic pain market to sell our stimulation systems. Domestically, we have six distributor territories, which employ a total of thirty-seven pain specialists who devote the majority of their selling efforts to ANS products. In addition, we have seventeen sales agent territories that employ thirty-three sales agents who are focused on the pain market and depend upon ANS products as their flagship product line. We employ four regional sales managers who personally interact with our customers and oversee the distributors and sales agents. We also employ a Vice President of North American Sales who coordinates the sales efforts of our distribution network in North America.

Internationally, we sell ANS product to sixteen specialty pain distributors who represent ANS in nineteen countries. Additionally, we employ one sales agent and two direct sales representatives in two countries. All international distribution reports to our Director of International Operations who is headquartered in the United Kingdom.

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

During 2000 and 1998, we had one major customer that accounted for 10 percent or more of our net revenue from product sales. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.2 million, or 14 percent of our net revenue from product sales for the year ended December 31, 2000 and $3.4 million, or 20 percent of our net revenue from product sales for the year ended December 31, 1998. While we believe our relations with Sun Medical are good, the loss of this customer could have a material adverse effect on our business, financial condition and results of operations. During 1999, we had two major customers that accounted for 10 percent or more of our net revenue from product sales. Sun Medical, Inc. and Primesource Surgical, Inc., each a specialty distributor of ANS products, accounted for $3.0 million and $2.3 million, respectively, or 15 percent and 11 percent, respectively, of our net revenue from product sales for the year ended December 31, 1999.

Research and Development

In 2000, we focused our research and development efforts on the continued development of our enhanced radio-frequency stimulation systems and ongoing research and development of new products for the neuromodulation market, such as our Genesis IPG stimulation system for spinal cord stimulation, an implantable pulse generator stimulation system for DBS and our proprietary AccuRx constant rate infusion pump. We expended $3.56 million (15.4 percent of net revenue) on our research and development activities in 2000, compared to $3.77 million (18.3 percent of net revenue from product sales) in 1999. We expect to increase our investment in research and development and clinical trials during 2000 and expect expenditures of approximately $5.0 million. These expenditures will be directed toward next-generation infusion pumps, next-generation implantable pulse generator stimulation systems for spinal cord stimulation, next generation radio-frequency stimulation systems and our implantable pulse generator stimulation system for DBS. These expenditures also include expenses for clinical trials that we expect to initiate on several of our new products upon approval from the FDA. The clinical trials are a necessary process to receive approval from the FDA to begin marketing the products in the United States. As of March 15, 2001, we had an in-house research and development staff of 38 personnel as compared to 29 in March 2000. The March 2001 total includes 12 development personnel employed by Hi-tronics Designs, Inc., which we acquired on January 2, 2001.

We may seek strategic partners for DBS to replace our terminated agreement with Sofamor Danek that could partially fund research and development expenditures during 2001. In addition to DBS, we believe our implantable pulse generator stimulation platform has market opportunities outside our focus of chronic pain, including applications such as epilepsy, urinary incontinence, angina, peripheral nerve stimulation and peripheral vascular disease. Any such market expansion, however, would require PMA approvals from the FDA. We may also seek strategic partners with established distribution systems to develop these market opportunities outside the chronic pain market area, although there is no assurance that we will be successful in negotiating and consummating agreements with strategic partners.

Manufacturing

We manufacture and package our stimulation systems at our manufacturing facility in Plano, Texas. This facility was re-certified to ISO 9001/EN 46001/ iso 13485 in January 2001. Hi-tronics Designs, Inc. is also ISO 9001 certified and was re-certified in May 2000. See Item 1. "Business-Other Business Matters-Government Regulations."

Our manufacturing processes consist of the assembly of standard and custom component parts and the testing of completed products. We subcontract with various suppliers to provide us with the quantity of component parts necessary to assemble our products. Almost all of these components are available from a number of different suppliers, although certain components are purchased from single sources. For example, we currently rely on a single supplier for a computer chip used in the receiver of our stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date has not determined when this will occur. The supplier has agreed to notify us once a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip. In addition, we are developing a new receiver design at Hi-tronics that does not use any custom computer chips. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect our ability to deliver finished products on time.

We devote significant attention to quality assurance. Our quality assurance measures begin at the manufacturing level where components are assembled in a “clean room” environment designed and maintained to reduce product exposure to particulate matter. Products are tested throughout the manufacturing process for adherence to specifications. Finished components are shipped to outside processors for ethylene oxide gas sterilization.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. We believe that workers with these skills are readily available in the Dallas and New Jersey geographical areas.

Competition

In marketing our stimulation systems, we compete with one other significant supplier, Medtronic, Inc. Medtronic has substantially greater financial resources and engages in substantially greater research and development and marketing efforts. Medtronic holds a substantial majority share of the stimulation market and sells both radio-frequency stimulation systems and implantable pulse generator stimulation systems. Medtronic is the sole provider of implantable pulse generators in the United States. Medtronic also holds the substantial majority share of the market for fully implantable infusion pumps and is the sole marketer worldwide of fully implantable programmable infusion pumps.

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

Patents, Trademarks and Proprietary Information

We currently own twenty-two United States patents and three foreign patents. In management’s view, these patents offer reasonable coverage of our stimulation devices’ electrode, receiver, transmitter and programmer technology, our advanced PainDoc computer system technology, and our fully implantable infusion pump technology. These patents, in part, cover both radio-frequency stimulation systems and implantable pulse generator stimulation systems for a wide range of current and future applications. We currently have seven pending U.S patent applications and four foreign patent applications. Among other things, these pending patent applications cover new stimulation lead technology, implant accessories, improved connector mechanisms and implantable drug delivery technology.

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

We have developed technical knowledge which, although non-patentable, we consider as significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into an agreement with each key employee prohibiting such employee from disclosing any confidential information or trade secrets of the Company and prohibiting that employee from engaging in any competitive business while the employee is working for the Company and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to the business of the Company will be assigned to the Company and become the Company’s sole property.

Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on the Company. The interventional pain management market is characterized by extensive patent and other intellectual property claims, which can create greater potential than in less developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and its outcome is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. An adverse determination in any such proceeding could subject the Company to significant liabilities to third parties, or require the Company to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing or selling certain of its products, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Renew®, Multistim®, Paindoc®, Octrode®, ANS® and Advanced Neuromodulation Systems® are among our registered trademarks. Registration applications are pending for various trademarks, which we believe, have value in the marketplace, including Compustim™, Genesis™ and AccuRx™.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of our products in the United States are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the “FDC Act and Regulations”). We are subject to inspection by the FDA for compliance with such regulations and procedures.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities such as the Company comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, recession of marketing permits, injunctive actions or civil penalties and criminal prosecutions of the Company or responsible employees, officers and directors. Our Texas facility was last inspected in the summer of 1996, and no major non-conformance was found. In September 2000, the FDA inspected Hi-tronics' New Jersey facility, and no major non-conformance was found.

Under the FDA’s requirements, a new medical device cannot be released for commercial use until a pre-market approval application (a “PMA”) has been filed with the FDA and the FDA has approved the device’s release. If a manufacturer can establish that a newly developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Both a 510(k) and a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of our currently marketed products have been the subject of successful 510(k) submissions, we believe that because the products we are currently developing are more innovative, some of these products will require the PMA submission process, which is lengthier and more costly than the 510(k) process.

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

In January 2001, our quality system was re-certified to ISO 9001/EN 46001/ISO 13485 certification. The ISO 9001 registration is the most stringent standard in the ISO series. The German notified body TUV Product Services issued the re-certification certificates. The ISO 9001 standard covers design, production, installation and servicing of products. EN 46001 and ISO 13485 cover the same elements as the ISO 9001 standard; however, the focus is on quality systems for medical device manufacturing. In addition, we are certified to the Active Implantable Medical Device Directive allowing us to market devices throughout the European Community. We are subject to an annual audit by the notified body to maintain our registrations.

The financial arrangements through which we market, sell and distribute our products may be subject to certain federal and state laws and regulations in the United States with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The “fraud and abuse” laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain “Designated Health Services” to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and on a national level, several health care reform initiatives have been proposed which would have a similar impact. We believe that our operations and our marketing, sales and distribution practices currently comply in all respects with all current fraud and abuse and physician anti-referral laws and regulations, to the extent they are applicable. Although we do not believe that we will need to undertake any significant expense or modification to our operations or our marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect our marketing, sales and distribution practices, and may affect us in other respects not presently foreseeable, but which could have an adverse impact on our business, financial condition and results of operations.

Third-Party Reimbursement and Cost Containment

Our products are purchased primarily by hospitals and ambulatory surgery centers, which then bill various third-party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies, managed care and worker’s compensation organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain physicians who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, physicians may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have an adverse impact on our business, financial condition and results of operations. Third-party payors are increasingly challenging the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

Our stimulation systems, while cost-effective compared to repeat back surgeries, have encountered some resistance to third party reimbursement. Although Medicare, Medicaid and many private insurers reimburse for the stimulation systems and procedure, especially after repeat back surgeries have failed to relieve chronic pain, some managed care and private payors occasionally refuse to reimburse for stimulation systems or restrict reimbursement. There can be no assurance that in the future, third-party payors will continue to reimburse for our products, or that their reimbursement levels will not adversely affect the profitability of our products. In addition, health care costs have risen significantly over the past decade, and there have been and will continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on our business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. In addition to legislative and regulatory initiatives, there has also been a significant increase in the number of Americans enrolling in some form of managed care plan. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact existing or proposed legislation, regulation or such third-party payor measures may have on our future business, financial condition or results of operations.

Changes in reimbursement policies and practices of third-party payors could have a substantial and material impact on sales of our products. The development or increased use of more cost-effective treatments could cause such payors to decrease or deny reimbursement to favor these other treatments.

Employees

As of March 15, 2001, we employed 198 full-time employees, 38 in research and development, 27 in sales and marketing, 116 in manufacturing and related operations, and the remainder in executive and administrative positions. This total includes 93 full-time employees at Hi-tronics Designs, Inc., which we acquired on January 2, 2001. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

In connection with the January 1998 sale of our cardiovascular products division, we granted Atrion a nine-month option to acquire our principal office and manufacturing facility in Allen, Texas for $6.5 million. Atrion exercised the option to acquire the facility during October 1998 and the transaction closed on February 1, 1999. We repaid the outstanding mortgage debt on the facility of $3.6 million at closing and received net proceeds of $2.7 million after paying expenses related to the transaction. See Note 9- “Sale of CVS Operations/Discontinued Operations” of the Notes to Consolidated Financial Statements. No material gain or loss was realized on the sale of the facility. We leased space, furniture and equipment from Atrion until May 1999 at the monthly rate of $48,125 and paid Atrion fifty percent of certain operating expenses including utilities, janitorial services, landscaping services, insurance and property taxes. At that time we moved our operations to a 40,000 square foot leased facility in Plano, Texas, a northeast suburb of Dallas.

We entered a sixty-three month lease agreement in February 1999 for the Plano facility. Under the terms of the lease agreement, which became effective on June 1, 1999, we received three months of free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. We also have a right of first refusal to acquire the facility.

We also lease facilities in New Jersey as a result of our acquisition of Hi-tronics Designs, Inc. on January 2, 2001. One of the facilities, located in Budd Lake, New Jersey, is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease is on a month-to month basis at a monthly rental rate of $10,891. We have agreed to provide the landlord with six months notice in the event that we wish to relocate. We also lease 15,000 square feet of space in Hackettstown, New Jersey used for our OEM manufacturing operations. The Hackettstown lease, which expires on December 31, 2001, has a monthly rental rate of $9,636 and is renewable for three additional one-year periods. In addition, on January 1, 2001, Hi-tronics entered an agreement to lease an additional 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space. The lease expires on June 30, 2002 and has a monthly rental rate of $2,269. All of the monthly rental rates include certain operating expenses such as property taxes, insurance, utilities, landscape and maintenance and janitorial services.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to product liability claims related to ANS’ stimulation systems. Product liability insurers have assumed responsibility for defending us against these claims, subject to reservation of rights in certain cases. While historically product liability claims for our stimulation systems have not resulted in significant monetary liability beyond our insurance coverage, there can be no assurances that we will not incur significant monetary liability to the claimants if such insurance is unavailable or inadequate for any reason, or that our current stimulation business and future neuromodulation products will not be adversely affected by these product liability claims. While we seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets, there can be no assurance that we will avoid significant future product liability claims relating to our stimulation systems.

We are involved in a contractual dispute with a former customer of Hi-tronics, Cyberonics, Inc. (“Cyberonics”), relating to the development and manufacture of components for the Cyberonics NCP System. Hi-tronics and Cyberonics agree that the contractual relationship has been terminated, but the companies dispute who was first to terminate and the ramifications of termination. Pursuant to the terms of the contract, the dispute has been submitted for binding arbitration and is now pending before the American Arbitration Association. We have asserted a claim for breach of contract by Cyberonics and we seek as our remedy the contractual termination fee of approximately $800,000 plus the payment of outstanding accounts receivable and purchase of inventory related to the model 101 NCP stimulator. We also seek a declaration of our rights that survive termination of the contract, such as our access to intellectual property under the contract. The loss of our right to maintain the existing intellectual property sublicenses could have an adverse impact on our business.

In response, Cyberonics has asserted a counterclaim of breach against us and is seeking monetary remedies in excess of the contractual provisions. We believe we have valid claims against Cyberonics and valid defenses to their counterclaims. We intend to vigorously prosecute our claims and to vigorously contest Cyberonics’ claims in the arbitration.

In light of the preliminary state of the dispute and the inherent uncertainties involved in the arbitration with Cyberonics, we are not able to assess at this time the likelihood of a favorable or unfavorable outcome or range of any possible gain or loss.

Except for the product liability claims and the arbitration with Cyberonics, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol "ANSI." On March 16, 2001, there were approximately 640 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

1999:	High	Low
First Quarter	$ 8.19	$ 6.19
Second Quarter	$ 9.56	$ 6.50
Third Quarter	$11.44	$ 7.69
Fourth Quarter	$ 9.38	$ 7.00

2000:	High	Low
First Quarter	$19.38	$ 9.94
Second Quarter	$18.38	$12.25
Third Quarter	$21.50	$14.25
Fourth Quarter	$23.19	$19.25

2001:	High	Low
First Quarter	$26.88	$12.63
(through March 16, 2001)

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

On various occasions in 1998 and 1999, the Board of Directors approved stock repurchases of up to an aggregate of 1,750,000 shares of our common stock. During the year ended December 31, 1998, we repurchased 1,258,625 shares of our common stock at an aggregate cost of $9,411,055, or an average of $7.48 per share. During the year ended December 31, 1999, we repurchased 404,875 shares of our common stock at an aggregate cost of $2,952,311, or an average of $7.29 per share. We made no repurchases during the year ended December 31, 2000. In the aggregate, we purchased 1,663,500 shares under the authorized repurchase programs. In November 2000 in connection with our signing an agreement to acquire Hi-tronics designs, Inc., the Board of Directors rescinded the share repurchase program under which 86,500 shares of common stock remained authorized for repurchase. During the years ended December 31, 2000, 1999 and 1998, we issued 267,425, 162,068 and 184,874 shares respectively, from the treasury upon the exercise of stock options and a warrant.

At December 31, 2000, 1,049,133 shares remained in the treasury. We issued 119,100 of these treasury shares on January 2, 2001 in connection with our acquisition of the assets of Implantable Devices Limited Partnership and ESOX Technology Holdings, LLC. On January 2, 2001, we also issued the remaining 930,033 treasury shares (plus an additional 174,692 newly issued shares) in connection with our acquisition of Hi-tronics Designs, Inc. Both issuances of common stock were exempt under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA
                                 --------------------------------------------------------------------------
                                                               Years Ended December 31,
                                 --------------------------------------------------------------------------
                                      2000           1999           1998           1997           1996
                                 -------------- -------------- -------------- -------------- --------------
                                                       (in thousands, except per share data)
Statement of Operations Data:(1)
  Net revenue-product sales        $  23,082      $  20,578      $  17,006      $  14,718      $  11,403
  Total net revenue                   23,082         29,478         20,106         14,718         11,403
  Gross profit-product sales          15,593         13,949         12,021          9,878          8,088
  Research and development
    expense                            3,562          3,773          2,801            977          1,316
  Marketing, general and
    administrative and
    amortization expenses             10,922         10,235          8,486          6,815          6,257
  Earnings from operations             1,109          8,842          3,833          2,086            515
  Net earnings from continuing
    operations                           954          6,003          2,586            818            115
  Loss from discontinued
    operations                            --             --           (212)           (93)          (527)
  Gain on the sale of assets of
    discontinued operations               --             --          4,585             --             --
  Net earnings (loss) from
    discontinued operations               --             --          4,373            (93)          (527)
  Net earnings (loss)              $     954      $   6,003      $   6,959      $     724      $    (412)

Diluted earnings (loss) per
share:
   Continuing operations           $     .11      $     .75      $     .30      $     .09      $     .01
   Discontinued operations         $      --      $      --      $     .51      $    (.01)     $    (.06)
   Net earnings (loss)             $     .11      $     .75      $     .81      $     .08      $    (.05)

- --------------------------
(1) On January 30, 1998, the Company sold its cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations. See Note 9 of the Notes to
Consolidated Financial Statements.

                                 --------------------------------------------------------------------------
                                                              Years Ended December 31,
                                 --------------------------------------------------------------------------
                                      2000           1999           1998           1997           1996
                                 -------------- -------------- -------------- -------------- --------------
                                                               (in thousands)
Balance Sheet Data:

   Cash, cash equivalents,
    certificates of deposit and
    marketable securities           $  9,576       $  8,752       $ 12,263       $  2,204       $  2,206
   Working capital                    19,088         16,178         16,426         14,128         11,088
   Total assets                       45,372         43,555         45,485         48,982         47,188
   Short-term notes payable and
    current maturities of
    long-term notes payable               --             --          3,633          8,257          2,084
   Notes payable, excluding
    current maturities                    --             --             --          3,635         11,912
   Stockholders' equity             $ 40,160       $ 37,038       $ 33,304       $ 33,906       $ 30,993

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview

In June 1998, we completed an agreement under which we would develop and manufacture products and systems for use in Deep Brain Stimulation ("DBS") for Sofamor Danek. See Note 10 – "Product Development Agreement" of the Notes to Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during January 1999 due to the termination of the agreement with Sofamor Danek as a result of the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during January 1999.

The former agreement with Sofamor Danek fit with our strategy to strengthen and broaden our neuromodulation technology platforms and to ally ourselves with strategic partners who can help us leverage ANS' core technology into other significant market segments beyond our focus on the chronic pain segment of the neuromodulation market. We cannot assure you, however, that we will be successful in negotiating and consummating research and development agreements with other strategic partners.

Subsequent to the end of the fiscal year, on January 2, 2001, we completed the acquisition of the assets of Implantable Devices Limited Partnership and ESOX Technology Holdings, LLC and the acquisition by merger of Hi-tronics Designs, Inc. See Note 11 of the Notes to Consolidated Financial Statements. Because these acquisitions were completed subsequent to the 2000 fiscal year, their results of operations and balance sheet data are not included in the Company's 2000 financial information but will be reflected in the results of the Company for the three months ended March 31, 2001.

Also subsequent to the end of the fiscal year, on February 26, 2001, the FDA notified us that it had denied our petition to reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. The FDA’s denial was surprising and disappointing principally because at a presubmission meeting with the FDA, the agency itself had recommended that ANS submit a reclassification petition instead of the Pre-Market Approval (PMA) process as a "least burdensome path to market". An FDA Advisory Panel also recommended the reclassification and the agency itself had supported the panel recommendation as late as September 6, 2000. We are currently requesting an appeal of the decision, while simultaneously pursuing the PMA process to gain approval to market the IPG in the United States. We are marketing the IPG product in Europe. Industry analysts estimate that the IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs will approach $175 million in 2001, and that the market is growing at a 25% to 30% annual rate. Currently in the United States, Medtronic, Inc. is the sole provider of IPGs.

Results of Operations

Comparison of the Years Ended December 31, 2000 and 1999

We reported net earnings of $954,000 or $.11 per diluted share in 2000 compared to $6.00 million or $.75 per diluted share in 1999. Net earnings for the 1999 period benefited from $8.9 million of revenue recorded in connection with our former development agreement with Sofamor Danek.

Total net revenue of $23.08 million for the year ended December 31, 2000, was $6.40 million below the comparable 1999 level of $29.48 million due to $8.9 million of net revenue in the 1999 period associated with our former development agreement with Sofamor Danek. Excluding the development agreement revenue, net revenue from ANS product sales increased 12.2 percent to $23.08 million during 2000 compared to $20.58 million in 1999. This increase in net revenue from product sales was the result of higher unit sales volume, primarily in the United States, of ANS' radio-frequency stimulation systems used to treat complex pain patterns.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high-growth market of neuromodulation. Today, ANS is a market share and technology leader in the $45 million radio-frequency stimulation segment of the neuromodulation market. During 1999 and 2000, to position ourselves to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to aggressively invest in development projects, including our IPG for spinal cord stimulation, IPG for deep brain stimulation and a fully implantable constant-rate infusion pump. We plan to continue these efforts in 2001.

Gross profit from product sales increased to $15.59 million in 2000 from $13.95 million in 1999 due to the increase in net revenue from product sales discussed above. Gross profit margin from product sales remained approximately the same at 67.6 percent in the 2000 period compared to 67.8 percent in the 1999 period.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $14.48 million in 2000 compared to $14.01 million in 1999, while as a percentage of net revenue from product sales, decreased to 62.8 percent in 2000 from 68.1 percent in 1999.

Research and development expense decreased to $3.56 million in 2000, or 15.4 percent of 2000 net revenue from product sales, from $3.77 million during 1999, or 18.3 percent of 1999 net revenue from product sales. This decrease in the absolute dollar amount in 2000 compared to1999 was the result of lower consulting expense. During 2000, these expenditures were directed toward development of our IPG stimulation system for spinal cord stimulation, our next generation radio-frequency stimulation systems, our proprietary fully implantable constant-rate infusion pump and an IPG stimulation system for Deep Brain Stimulation.

We received CE mark approval for our IPG stimulation system and began our market launch into the European markets in the first quarter of 2001. We also received CE mark approval on our proprietary fully implantable constant-rate infusion pump and expect to launch it in the European market during the second quarter of 2001. In the United States, we have received the necessary clearance from the FDA to initiate clinical trials for our fully implantable constant-rate infusion pump and initiated the trials during the first quarter of 2001. We are currently preparing our PMA submission for the FDA following the February 26, 2001 denial of our petition for reclassification of this IPG.

Marketing expense, as a percentage of net revenue from product sales, decreased from 30.6 percent in 1999 to 29.7 percent in 2000, while the absolute dollar amount increased from $6.29 million during 1999 to $6.85 million in 2000. This dollar increase during 2000 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher expense for education and training of new implanters and higher convention expense.

General and administrative expense increased to $2.84 million during 2000 from $2.76 million in 1999 while as a percentage of net revenue from product sales, decreased to 12.3 percent in 2000 from 13.4 percent during 1999. The increase of $81,000 in absolute dollar expense during 2000 was principally the result of higher property tax and investor relation expenses.

Amortization of ANS intangibles increased slightly to $1.23 million in 2000 from $1.19 million during 1999 due to expense for additional patents we have licensed.

Other income decreased to $579,000 in 2000 compared to $706,000 in 1999 primarily as a result of a lower interest income due to lower funds available for investment.

Income tax expense from continuing operations decreased to $734,000 in 2000 from $3.55 million in 1999 due to lower earnings from ANS operations as the 1999 period included the $8.0 million termination payment from our former development agreement with Sofamor Danek. This represents effective tax rates of 43.5 percent in 2000 and 37.1 percent in 1999. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 2000 and 1999 compared to the U.S. statutory rate for corporations of 34 percent.

Comparison of the Years Ended December 31, 1999 and 1998

We reported net earnings of $6 million or $.75 per diluted share in 1999 compared to $6.96 million or $.81 per diluted share in 1998. The 1998 results included net earnings of $4.4 million from the discontinued CVS Operations or $.51 per diluted share primarily due to an after-tax gain of $4.6 million on the sale of the discontinued operations. Net earnings from continuing operations increased to $6 million or $.75 per diluted share in 1999 compared to $2.59 million or $.30 per diluted share in 1998. Net earnings from continuing operations in 1999 and 1998 benefited from $8.9 million and $3.1 million, respectively, of revenue recorded in connection with our former development agreement with Sofamor Danek.

Total net revenue from continuing ANS operations of $29.48 million for the year ended December 31, 1999, was $9.37 million, or 46.6 percent, above the comparable 1998 level of $20.11 million. The 1999 period included $8.9 million of net revenue and the 1998 period included $3.1 million of net revenue associated with our former development agreement with Sofamor Danek. Net revenue from ANS product sales increased 21 percent to $20.58 million during 1999 compared to $17.01 million in 1998. This increase in net revenue from product sales was the result of higher unit sales volume of ANS' radio-frequency stimulation systems used to treat complex pain patterns. All of the $3.57 million increase in 1999 was the result of higher sales in the United States. During June 1999, we launched our enhanced radio-frequency stimulation system, the Renew® System, in the United States.

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

Research and development expense increased to $3.77 million in 1999, or 18.3 percent of 1999 net revenue from product sales, from $2.80 million during 1998, or 16.5 percent of 1998 net revenue from product sales, reflecting our stepped-up commitment to develop products that will expand our presence into other rapidly growing segments of the neuromodulation market. This increase during 1999 compared to 1998 was the result of higher salary and benefit expense from staffing additions, increased consulting expense, and higher test material expense. These expenditures during 1999 were directed toward development of our Renew System, which we launched in the United States during June 1999, a fully implantable constant–rate infusion pump, an IPG stimulation system for spinal cord stimulation and an IPG stimulation system for Deep Brain Stimulation.

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

General and administrative expense increased from $2.63 million during 1998 to $2.76 million in 1999 while as a percentage of net revenue from product sales, decreased to 13.4 percent in 1999 from 15.5 percent during 1998. The increase of $124,000 in absolute dollar expense during 1999 was principally the result of higher salary and benefit expense from staffing additions, higher expense related to investor relations and higher patent legal expense.

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

Income tax expense from continuing operations increased to $3.55 million in 1999 from $1.75 million in 1998 due to higher earnings from ANS operations. This represents effective tax rates of 37.1 percent in 1999 and 40.3 percent in 1998. Our expense for amortization of costs in excess of net assets acquired (goodwill) was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rate during both 1999 and 1998 compared to the U.S. statutory rate for corporations of 34 percent.

Liquidity and Capital Resources

At December 31, 2000 our working capital increased to $19.09 million from $16.18 million at year-end 1999. The ratio of current assets to current liabilities was 7.56:1 at December 31, 2000, compared to 4.86:1 at December 31, 1999. Cash, cash equivalents, certificates of deposit and marketable securities totaled $9.58 million at December 31, 2000 compared to $8.75 million at December 31, 1999.

In 1998 and 1999, the Board of Directors authorized stock repurchases of up to 1,750,000 shares. During 1998 and 1999, we repurchased 1,663,500 shares under the authorized repurchase programs at an aggregate cost of $12.36 million. We made no repurchases during 2000. In November 2000, in connection with signing the agreement to acquire Hi-tronics Designs, Inc. in a stock-for-stock merger, the Board of Directors rescinded the share repurchase program under which 86,500 shares of common stock remained authorized for repurchase. During the three years ended December 31, 2000, we issued 267,425; 162,068 and 184,874 shares respectively, from our treasury upon the exercise of stock options and a warrant. At December 31, 2000, 1,049,133 shares remained in the treasury. On January 2, 2001, we issued 119,100 shares from the treasury for the purchase of the assets of ESOX Corporation and issued the remaining 930,033 shares from the treasury as part of the 1,104,725 shares we issued to acquire Hi-tronics Designs, Inc.

We decreased our investment in inventories to $5.65 million at December 31, 2000, from $6 million at December 31, 1999. We estimate that our investment in inventory will also decrease by year-end 2001 by approximately $500,000 to a level of $5.15 million.

We spent $1.24 million during 2000 for capital expenditures and license fees for additional patents and intellectual property we are licensing. Of such expenditures, approximately $805,000 was spent for manufacturing tooling and equipment primarily for the new products we developed including our IPG system for spinal cord stimulation and our fully implantable constant-rate infusion pump. We also spent $435,000 during 2000 to license additional patents and intellectual property.

We believe our current cash, cash equivalents, certificates of deposit and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by continuing operations was $1.92 million in 2000, $2.22 million in 1999 and $6.93 million in 1998. This decrease of approximately $300,000 in 2000 compared to 1999 related to the decrease in net earnings from $6 million in 1999 to $954,000 in 2000 due to including the $8 million termination payment from our former development agreement with Sofamor Danek in the 1999 results. In 2000, we used $2.05 million of cash to increase our investment in assets such as accounts receivable and prepaid expenses and to reduce our accounts payable and income taxes payable. Although net earnings from continuing operations increased to $6 million in 1999 from $2.59 million in 1998, net cash provided from continuing operations decreased by $4.71 million primarily due to changes in components of working capital. During 1999, we used cash to increase our investment in assets such as inventories, account receivable and prepaid expenses and other assets and to reduce our income taxes payable.

Net cash used in investing activities was $2.67 million in 2000 while investing activities provided cash of $447,000 in 1999 and $20.81 million in 1998. During 2000, we used $1.24 million for capital expenditures related to additional manufacturing tooling and equipment for new products we developed and licensing fees for patents. We also used in the 2000 period a net of $1.44 million for the purchase of investments in certificates of deposit with maturities over 90 days and investment-grade municipal bonds with maturities less than one year from the date we purchased them. The 1999 period reflects $6.35 million of net proceeds we received when we sold our facility to Atrion Corporation. We utilized $5.91 million in 1999 for capital expenditures for leasehold improvements, furnishings and equipment for our new leased facility, manufacturing tooling and equipment for our Renew System and new products we are developing, and licensing fees for patents. The 1998 period reflects net proceeds of $21.8 million from the sale of discontinued operations. We utilized $1.68 million in 1998 for capital expenditures, primarily for manufacturing tooling and equipment for the new products we are developing, and license fees for patents we licensed.

Net cash used in financing activities was $94,600 in 2000, $6.01 million in 1999 and $16.85 million in 1998. During 2000, we received net cash of $1.41 million from the exercise of stock options and a warrant, while $1.50 million was used for a loan to a third party. During 1999, we received net cash of $573,000 from the exercise of stock options while $2.95 million was used for share repurchases and $3.63 million was used for the repayment of our mortgage debt. During 1998, we received net cash of $818,000 from the exercise of stock options while $9.41 million was used for share repurchases and $8.26 million was used to reduce debt.

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

Product Development and Market Acceptance. Our growth depends in part on our ability to develop and gain market acceptance of new products, including next-generation ANS products. We cannot assure you that we will continue to develop successful products, that we will not experience delays in product introduction, or that once such products are introduced, the market will accept them.

Government Regulation. Our business is subject to extensive government regulation, principally by the FDA. The regulatory process, especially as it relates to product approvals, can be lengthy, expensive and uncertain and may involve the satisfactory completion of clinical trials and market tests prior to the introduction of new products. Failure to obtain government approval of our products on a timely and cost-efficient basis, including the approval of our IPG stimulation system for spinal cord stimulation, could have a material adverse effect on our business, financial condition and results of operations. See Item 1-"Business-Government Regulation".

Component Supply. We depend on various suppliers for certain components used to manufacture our products, and our business depends in part on the adequacy, acceptability and timeliness of component supply. In addition, we rely on a single supplier for the computer chip used in the receiver of our stimulation systems. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date has not determined when this will occur. The supplier has agreed to notify us when a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are developing a new receiver design that does not use a custom computer chip. A sudden disruption in supply from the computer chip supplier or another single-source supplier could adversely affect our ability to deliver finished products on time.

Competition and Technological Change. The medical device market is highly competitive. We compete with larger companies that have access to greater capital, research and development, marketing, distribution and other resources than we do. In addition, our market is characterized by extensive research efforts and rapid product development and technological change, which could render our products obsolete or noncompetitive. One large supplier, Medtronic, Inc, dominates the market for electrical stimulation systems and fully implantable infusion pumps.

Intellectual Property Rights. We rely in part on patents, trade secrets and proprietary technology to remain competitive. It may be necessary to defend these rights or to defend against claims that we are infringing on the rights of others. Intellectual property litigation and controversies are disruptive and expensive.

Cost Pressures on Medical Technology. The overall escalating cost of medical products and healthcare results in significant cost pressure. Third-party payors, such as insurance companies and HMO's, are under intense pressure to challenge the prices charged for medical products and services. We rely heavily on Medicare and Medicaid reimbursement. Any amendments to existing reimbursement rules and regulations that restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could adversely impact our business, financial condition and results of operations.

Potential Product Liability. The testing, manufacturing, marketing and sale of medical devices entail substantial risks of liability claims or product recalls.

Reliance on Major Customer/Distributor. During 2000, we had one major customer that accounted for 10 percent or more of our net revenue. Sun Medical, Inc., a specialty distributor of ANS products, accounted for $3.2 million, or 14 percent of ANS' net revenue from product sales for the year ended December 31, 2000. While we believe our relations with Sun Medical are good, the loss of this customer could have a material adverse effect on our business, financial condition and results of operations.

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

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions and in certificates of deposit. At December 31, 2000, we had $5,790,323 invested in money market funds, $1,069,575 in certificates of deposit with maturities less than 90 days from the purchase date and $1,040,000 in certificates of deposit with maturity dates of greater than 90 days from the purchase date. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of investment grade municipal bonds with maturities less than one year from the date of purchase, a real estate investment trust traded on the New York Stock Exchange and an investment grade corporate preferred security also traded on the New York Stock Exchange. The cost of these investments is $1,156,442 and the fair value at December 31, 2000 was $1,030,318. The investments are subject to overall stock market and interest rate risk. A hypothetical 20 percent decrease in the value of these investments from the prices at December 31, 2000 would decrease the fair value by $206,064.

At December 31, 2000, we had no debt instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors" and "Executive Officers" in our definitive proxy material which will be filed in connection with our 2001 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in our definitive proxy material which will be filed in connection with our 2001 annual meeting of stockholders, which information is incorporated herein by reference. Information in the section entitled "Compensation Committee Report" and in the subsection entitled " Performance Graph" are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in our definitive proxy material which will be filed in connection with our 2001 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS OWNERS AND MANAGEMENT

Inapplicable.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements: See Index to Financial Statements on the second page of Appendix A.

2.	Financial Statement Schedules:* Schedule II - Valuation and Qualifying Accounts. See Appendix B.

*Those schedules not listed above are omitted as not applicable or not required.

3.	Exhibits: See (c) below.

(b)	Reports on Form 8-K.
The Company filed a report on Form 8-K on December 1, 2000 to report the definitive agreement on November 30, 2000 to acquire Hi-tronics Designs, Inc.

The Company filed a report on Form 8-K on January 9, 2001, to report the consummation of the acquisition of Hi-tronics Designs, Inc. on January 2, 2001.

The Company filed a report on Form 8-K on January 18, 2001 reporting certain information under Regulation FD Disclosure which the Company intended to disclose in a series of analyst/investor conferences commencing on January 18, 2001.

(c)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.5	Quest Medical, Inc. 1987 Stock Option Plan(4)
10.6	Form of 1987 Employee Stock Option Agreement(4)
10.7	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.8	Form of 1995 Employee Stock Option Agreement(4)
10.9	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.10	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.11	Employment Agreement dated April 9, 1998 between Christopher G. Chavez and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.13	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.14	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.15	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
11.1	Computation of Earnings Per Share(11)
21.1	Subsidiaries(11)
23.1	Consent of Independent Auditors(11)
27.1	Financial Data Schedule - December 31, 2000(11)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001

ADVANCED NEUROMODULATION SYSTEMS, INC.

By:	/s/Christopher G. Chavez
Christopher G. Chavez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	March 29, 2001

/s/F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Treasurer and Secretary of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	March 29, 2001

/s/Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

/s/Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

/s/Joseph E. Laptewicz Joseph E. Laptewicz	Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

/s/A. Ronald Lerner A. Ronald Lerner	Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

/s/Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

/s/Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	March 29, 2001

Appendix A

Consolidated Financial Statements
Independent Auditors’ Report

Three Years Ended December 31, 2000

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities and Exchange Act of 1934

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents
to
Consolidated Financial Statements

Form 10-K - Item 8

Independent Auditors’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Operations - Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14A. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst and Young LLP Ernst and Young LLP

Dallas, Texas
March 2, 2001

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999

    Assets                                                            2000          1999
    ------                                                        ------------  ------------
    Current assets:
        Cash and cash equivalents                                 $  7,505,578   $ 8,353,658
        Certificates of deposit with maturities over
         90 days at purchase                                         1,040,000            --
        Marketable securities                                        1,030,318       398,208

        Receivables:
         Trade accounts, less allowance for doubtful
           accounts of $130,255 in 2000 and $140,824 in 1999         3,850,605     3,785,719
         Note receivable-current portion                               100,000            --
         Interest and other                                            282,567        70,965
                                                                  ------------  ------------
           Total receivables                                         4,233,172     3,856,684
                                                                  ------------  ------------
        Inventories:
         Raw materials                                               2,187,500     3,014,908
         Work-in-process                                               880,097       626,402
         Finished goods                                              2,580,193     2,357,907
                                                                  ------------  ------------
           Total inventories                                         5,647,790     5,999,217
                                                                  ------------  ------------

        Deferred income taxes                                          546,671       654,086
        Refundable income taxes                                        359,953            --
        Prepaid expenses and other current assets                    1,634,677     1,107,380
                                                                  ------------  ------------
           Total current assets                                     21,998,159    20,369,233
                                                                  ------------  ------------
    Equipment and fixtures:
        Furniture and fixtures                                       3,185,477     3,240,322
        Machinery and equipment                                      4,203,401     3,599,338
        Leasehold improvements                                         716,189       711,271
                                                                  ------------  ------------
                                                                     8,105,067     7,550,931

        Less accumulated depreciation and amortization               2,830,420     1,862,361
                                                                  ------------  ------------
           Net equipment and fixtures                                5,274,647     5,688,570
                                                                  ------------  ------------
    Note receivable, excluding current portion                       1,400,000            --

    Cost in excess of net assets acquired, net of accumulated
      amortization of $2,847,824 in 2000 and $2,291,220 in 1999      7,963,840     8,520,444
    Patents and licenses, net of accumulated amortization
      of $674,220 in 2000 and $472,708 in 1999                       4,160,253     4,071,196
    Purchased technology from acquisitions, net of accumulated
      amortization of $1,533,334 in 2000 and $1,266,667 in 1999      2,466,666     2,733,333
    Tradenames, net of accumulated amortization of
      $718,745 in 2000 and $593,750 in 1999                          1,781,255     1,906,250
    Other assets, net of accumulated amortization of
      $221,320 in 2000 and $137,985 in 1999                            326,866       265,748
                                                                  ------------  ------------
                                                                  $ 45,371,686  $ 43,554,774
                                                                  ============  ============
See accompanying notes to consolidated financial statements.

            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                           December 31, 2000 and 1999

    Liabilities and Stockholders' Equity                              2000          1999
    ------------------------------------                          ------------  ------------
    Current liabilities:
        Accounts payable                                           $   783,761   $1,765,377
        Accrued salary and employee benefit costs                    1,015,643      793,275
        Accrued tax abatement liability                                969,204      969,204
        Income taxes payable                                                --      511,848
        Other accrued expenses                                         141,416      151,372
                                                                  ------------  ------------
           Total current liabilities                                 2,910,024    4,191,076
                                                                  ------------  ------------

    Deferred income taxes                                            2,301,670    2,325,403

    Commitments and contingencies

    Stockholders' equity:
        Common stock, $.05 par value
         Authorized-25,000,000 shares;
         Issued-8,708,367 shares                                       435,418      435,418
        Additional capital                                          40,313,751   40,423,457
        Retained earnings                                            6,648,066    5,694,422
        Accumulated other comprehensive income (loss), net of
         tax benefit of $42,883 in 2000 and $124,437 in 1999           (83,241)    (241,550)
        Cost of common shares in treasury; 1,049,133 shares
         in 2000 and 1,316,558 shares in 1999                       (7,154,002)  (9,273,452)
                                                                  ------------  ------------

           Total stockholders' equity                               40,159,992   37,038,295

                                                                  ------------  ------------
                                                                   $45,371,686  $43,554,774
                                                                  ============  ============

See accompanying notes to consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                             Years Ended December 31

                                                                2000          1999          1998
                                                            ------------  ------------  ------------
Net revenue-product sales                                   $23,081,624   $20,578,384   $17,006,407
Net revenue-contract research and development                       ---     8,900,000     3,100,000
                                                            ------------  ------------  ------------
         Total net revenue                                   23,081,624    29,478,384    20,106,407
                                                            ------------  ------------  ------------
Operating expenses:
    Cost of product sales                                     7,488,321     6,628,983     4,985,887
    General and administrative                                2,838,319     2,756,931     2,633,250
    Research and development                                  3,561,956     3,772,579     2,801,175
    Amortization of intangibles                               1,233,112     1,187,689     1,170,585
    Marketing                                                 6,851,022     6,290,004     4,682,423
                                                            ------------  ------------  ------------
                                                             21,972,730    20,636,186    16,273,320
                                                            ------------  ------------  ------------
         Earnings from operations                             1,108,894     8,842,198     3,833,087

Other income (expense):
    Loss on sale of marketable securities                        (3,218)           --        (4,381)
    Interest expense                                                 --       (44,861)     (331,468)
    Investment and other income, net                            582,181       751,238       834,772
                                                            ------------  ------------  ------------
                                                                578,963       706,377       498,923
                                                            ------------  ------------  ------------
         Earnings from continuing operations
           before income taxes                                1,687,857     9,548,575     4,332,010

Income taxes                                                    734,213     3,545,294     1,746,304
                                                            ------------  ------------  ------------
         Net earnings from continuing operations                953,644     6,003,281     2,585,706
                                                            ------------  ------------  ------------
Loss from discontinued operations, net of income
  tax benefits of $129,711                                           --            --      (211,634)

Gain on sale of assets of discontinued operations, net of
  income tax expense of $2,473,293                                   --            --     4,585,130
                                                            ------------  ------------  ------------
         Net earnings from discontinued operations                   --            --     4,373,496
                                                            ------------  ------------  ------------
         Net earnings                                       $   953,644   $ 6,003,281   $ 6,959,202
                                                            ============  ============  ============
Basic earnings per share:
    Continuing operations                                   $       .13   $       .79   $       .31
    Discontinued operations                                          --            --           .53
                                                            ------------  ------------  ------------
    Net earnings                                            $       .13   $       .79   $       .84
                                                            ============  ============  ============
Diluted earnings per share:
    Continuing operations                                   $       .11   $       .75   $       .30
    Discontinued operations                                          --            --           .51
                                                            ------------  ------------  ------------
    Net earnings                                            $       .11   $       .75   $       .81
                                                            ============  ============  ============

See accompanying notes to consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             Years Ended December 31

                                                                2000          1999          1998
                                                            ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings from continuing operations                   $   953,644   $ 6,003,281   $ 2,585,706
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating
    activities:
      Depreciation                                            1,217,331       816,125       615,388
      Amortization                                            1,233,112     1,187,689     1,170,585
      Deferred income taxes                                       2,129       225,525       103,267
      Non-operating loss included in net earnings                 3,218            --         4,381
      Increase in inventory reserve                               5,133            --        52,818
      Changes in operating assets and liabilities
         Receivables                                           (276,488)     (596,558)     (748,442)
         Inventories                                            346,294    (3,355,955)      200,834
         Prepaid expenses and other current assets             (527,297)     (254,427)     (383,940)
         Income taxes payable                                  (267,443)   (1,543,713)    1,605,319
         Accounts payable                                      (981,616)      860,478       649,802
         Accrued expenses                                       212,412      (220,897)      177,904
         Deferred revenue                                            --      (900,000)      900,000
                                                            ------------  ------------  ------------
            Net cash provided by continuing operations        1,920,429     2,221,548     6,933,622
            Net cash provided by discontinued operations             --            --        59,049
                                                            ------------  ------------  ------------
            Net cash provided by operating activities         1,920,429     2,221,548     6,992,671
                                                            ------------  ------------  ------------

Cash flows from investing activities:
  Purchases of certificates of deposit with maturities
    over 90 days                                             (1,425,000)           --            --
  Proceeds from certificates of deposits with maturities
    over 90 days                                                385,000            --            --
  Purchases of marketable securities                           (808,760)           --      (106,001)
  Net proceeds from sales of marketable securities              413,290            --       851,621
  Additions to equipment, fixtures and  patent
    licenses - continuing operations                         (1,239,025)   (5,907,550)   (1,678,842)
  Additions to property, plant and equipment-
    discontinued operations                                          --            --       (12,060)
  Net proceeds from sale of assets in 2000 and
    discontinued operations in 1999 and 1998                        600     6,354,965    21,754,181
                                                            ------------  ------------  ------------
            Net cash provided by (used in) investing
               activities                                    (2,673,895)      447,415    20,808,899
                                                            ------------  ------------  ------------

Cash flows from financing activities:
  Loan to third party                                        (1,500,000)           --            --
  Decrease in short-term obligations                                 --    (3,633,475)   (8,081,763)
  Payment of long-term notes                                         --            --      (177,137)
  Exercise of stock options and warrants                      1,405,386       573,272       817,766
  Purchase of treasury stock                                         --    (2,952,311)   (9,411,055)
                                                            ------------  ------------  ------------
            Net cash used in financing activities               (94,614)   (6,012,514)  (16,852,189)
                                                            ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents           (848,080)   (3,343,551)   10,949,381
Cash and cash equivalents at beginning of year                8,353,658    11,697,209      747,828
                                                            ------------  ------------  ------------
Cash and cash equivalents at end of year                    $ 7,505,578   $ 8,353,658   $11,697,209
                                                            ============  ============  ============

Supplemental cash flow information is presented below:
  Income taxes paid                                         $   958,585   $ 4,863,482   $    37,715
                                                            ============  ============  ============
  Interest paid                                             $        --   $    44,861   $   370,304
                                                            ============  ============  ============

See accompanying notes to consolidated financial statements.

             Advanced Neuromodulation Systems, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       Three Years Ended December 31, 2000

                                                                                    Other
                                                                     Retained    Comprehensive                  Total
                                Common Stock          Additional     Earnings       Income       Treasury    Stockholders'
                             Shares       Amount        Capital      (Deficit)      (Loss)         Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 1997         8,635,509  $    431,775  $ 40,780,717  $ (7,268,061) $    (38,494) $         --  $ 33,905,937
    Net earnings                   --            --            --     6,959,202            --            --     6,959,202
    Adjustment to
      unrealized losses
      on marketable
      securities                   --            --            --            --       (92,266)           --       (92,266)
                                                                                                             -------------
    Comprehensive income                                                                                        6,866,936
                                                                                                             -------------
    Shares issued upon
      exercise of stock
      options                  72,858         3,643       160,554            --            --            --       164,197
    Compensation expense
      resulting from
      changes to stock
      options                      --            --     1,004,654            --            --            --     1,004,654
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
    Issuance of 162,068
      shares from
      treasury for
      stock option
      exercises                    --            --      (954,221)           --            --     1,527,493       573,272
    Purchase of 404,875
      treasury shares,
      at cost                      --            --            --            --            --    (2,952,311)   (2,952,311)
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
   December 31, 1999        8,708,367       435,418    40,423,457     5,694,422      (241,550)   (9,273,452)   37,038,295
    Net earnings                   --            --            --       953,644            --            --       953,644
    Adjustment to
      unrealized losses
      on marketable
      securities                   --            --            --            --       158,309            --       158,309
                                                                                                             -------------
    Comprehensive income                                                                                        1,111,953
                                                                                                             -------------
    Tax benefit from
      employee stock
      option exercises             --            --       604,358            --            --            --       604,358
    Issuance of 267,425
      shares from
      treasury for
      stock option
      exercises and
      warrant exercise             --            --      (714,064)           --            --     2,119,450     1,405,386
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2000         8,708,367  $    435,418  $ 40,313,751  $  6,648,066  $    (83,241) $ (7,154,002) $ 40,159,992
                         ============= ============= ============= ============= ============= ============= =============

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)	Business

Continuing Operations

Advanced Neuromodulation Systems, Inc. (the “Company” or “ANS”) designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

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

In addition, ANS products are purchased primarily by hospitals and other users who then bill various third-party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third-party payors reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third-party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

Discontinued Operations

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines (“CVS Operations”), including its MPS® myocardial protection system product line, to Atrion Corporation (see Note 9 - “Sale of CVS Operations/Discontinued Operations”). The CVS Operations have been accounted for as discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 1998. During October 1998, Atrion also exercised an option to acquire the Company’s land, office and manufacturing facility for $6.5 million. The transaction was closed on February 1, 1999.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Marketable Securities

The Company’s marketable securities and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported in a separate component of stockholders’ equity entitled “Other comprehensive income”. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

Inventories

Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out (“FIFO”) basis. Cost includes the acquisition cost of raw materials and components, direct labor and overhead.

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

Intangible Assets

The excess of cost over the net assets of acquired businesses (“goodwill”) is amortized on a straight-line basis over the estimated useful life of 20 years.

The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (15 years) of such technology.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company assesses the recoverability of all its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 2000, the Company does not believe there has been any impairment of its intangible assets.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense included in marketing expense from continuing operations was $24,716, $40,440 and $21,843 at December 31, 2000, 1999 and 1998, respectively.

Deferred Taxes

Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which disclosures are presented in Note 5, “Stockholders’ Equity”. Because of this election, the Company continues to account for its stock-based compensation plans under APB No. 25, “Accounting for Stock Issued to Employees”. All of the Company’s stock option grants are at exercise prices equal to the fair market value of the Company’s stock on the date of grant, and therefore, no compensation expense is recorded.

Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for 2000, 1999 and 1998 are based upon 7,484,572, 7,583,159, and 8,314,290 shares, respectively. Diluted earnings per share for 2000, 1999, and 1998 are based upon 8,328,169, 8,003,087, and 8,544,040 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

                                               2000        1999       1998
                                            ---------   ---------   ---------
Weighted-average shares outstanding
(basic shares)                              7,484,572   7,583,159   8,314,290

Effect of dilutive instruments(1)
         Stock options                        799,060     401,292     214,806
         Warrants                              44,537      18,636      14,944
                                            ---------   ---------   ---------
         Dilutive potential common shares     843,597     419,928     229,750
                                            ---------   ---------   ---------
Diluted shares                              8,328,169   8,003,087   8,544,040
                                            =========   =========   =========

(1) See Note 5 for a description of these instruments.

For 2000, 1999 and 1998 the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 12,975 shares at an average price of $15.38 per share were outstanding in 2000, 250 shares at an average price of $8.94 per share were outstanding in 1999, and options to purchase 215,981 shares at an average price of $9.02 per share were outstanding in 1998 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 – “Reporting Comprehensive Income” – requires unrealized gains or losses on the Company’s available for sale securities to be included in “Other comprehensive income” and be reported in the Consolidated Statements of Stockholders’ Equity.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 is not expected to have a material impact on the financial position or results of operations of the Company because we have no derivatives or hedges.

Reclassification

Certain prior period amounts have been reclassified to conform to current-year presentation.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(3)	Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2000:

                                                          Gross      Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  security        $  250,000         --   $   89,380  $  160,620
Investment grade municipal bonds               808,760         --           --     808,760
Real estate investment trust                    97,682         --       36,744      60,938
                                            ----------  ----------  ----------  ----------
                                            $1,156,442         --   $  126,124  $1,030,318
                                            ==========  ==========  ==========  ==========

Estimated fair value for the investment grade preferred security and real estate investment trust are determined by the closing prices as reported on the New York Stock Exchange at each financial reporting period. In the case of the investment grade municipal bonds, the brokerage firms holding such bonds provide the values at each reporting period by utilizing a standard pricing service.

At December 31, 2000, no individual security represented more than 45 percent of the total portfolio or 1.1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2000.

The following is a summary of available-for-sale securities at December 31, 1999:

                                                          Gross      Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  securities      $  554,596         --   $  275,107  $  279,489
Publicly traded limited partnerships            51,875         --       27,815      24,060
Real estate investment trusts                  141,590         --       47,143      94,447
Other                                           16,134         --       15,922         212
                                            ----------  ----------  ----------  ----------
                                            $  764,195         --   $  365,987  $  398,208
                                            ==========  ==========  ==========  ==========

At December 31, 1999, no individual security represented more than 40 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at December 31, 1999.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(4)	Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

Deferred tax assets:                                     2000           1999
                                                     ------------   ------------
   Tax credit and net operating loss carry forwards  $       --     $    36,649
   Accrued expenses and reserves                         519,593        496,213
   Unrealized loss on marketable securities               42,883        124,437
                                                     ------------   ------------
   Total deferred tax asset                              562,476        657,299

Deferred tax liabilities:

   Purchased intangible assets                        (1,529,252)    (1,670,250)
   Excess of tax over book depreciation                 (678,262)      (597,425)
   Other                                                (109,961)       (60,941)
                                                     ------------   ------------
   Total deferred tax liabilities                     (2,317,475)    (2,328,616)
                                                     ------------   ------------

   Net deferred tax liabilities                      $(1,754,999)   $(1,671,317)
                                                     ============   ============

The provision for income taxes on earnings from continuing operations for the years ended December 31 consists of the following:

                                               2000         1999         1998
                                            -----------  -----------  -----------

              Current                       $  741,382   $3,682,727   $2,005,713
              Deferred                          (7,169)    (137,433)    (259,409)
                                            -----------  -----------  -----------
                                            $  734,213   $3,545,294   $1,746,304
                                            ===========  ===========  ===========

A reconciliation of the provision for income taxes on earnings from continuing operations to the expense calculated at the U.S. statutory rate follows:

                                               2000         1999         1998
                                            -----------  -----------  -----------
Income tax expense at statutory rate        $  573,871   $3,246,515   $1,472,883
Tax effect of:
   State taxes                                   4,581      183,625      117,900
   Nondeductible amortization of goodwill      189,279      189,211      189,245
   Other                                       (33,518)     (74,057)     (33,724)
                                            -----------  -----------  -----------
         Income tax expense                 $  734,213   $3,545,294   $1,746,304
                                            ===========  ===========  ===========

In 1998, the Company utilized net operating loss carry forwards of $4,277,540 and general business credits and alternative minimum tax credits of $1,038,669 to reduce its tax liabilities.

(5)	Stockholders' Equity

The Company has a Shareholder’s Rights Plan, adopted in 1996, which permits shareholders to purchase shares of the Company’s common stock at significant discounts in the event a person or group acquires more than 15 percent of the Company’s common stock or announces a tender or exchange offer for more than 20 percent of the Company’s common stock.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 1998, the Company repurchased 1,258,625 shares of its common stock at an aggregate cost of $9,411,055 and during the year ended December 31, 1999, the Company repurchased 404,875 shares of its common stock at an aggregate cost of $2,952,311. No repurchases were made during the year ended December 31, 2000. During the years ended December 31, 2000, 1999 and 1998, the Company issued 267,425, 162,068 and 184,874 shares respectively, from its treasury upon the exercise of stock options and a warrant. At December 31, 2000, 1,049,133 shares remained in the treasury. These shares were reissued in connection with two acquisitions in January 2001. See Note 11.

In 1998, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $6.50 per share in connection with a $2,000,000 loan from a nonaffiliate shareholder. The warrant was exercised by the nonaffiliate shareholder in December 2000.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, approved by the shareholders during 2000 (the “2000 Plan”), reserved 500,000 shares of common stock for options under the plan; provided, however, that on January 1 of each year (commencing in 2001), the aggregate number of shares of common stock reserved for options under the 2000 Plan shall be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 2001, 18,100 options were added to the 2000 Plan.

Several of the plans allow for the grant of incentive stock options to key employees and officers intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986. Under all of the Company’s plans, the exercise price of options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted to employees and officers expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options granted to directors and advisory directors expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options, however, have a two-year vesting schedule.

At December 31, 2000, under all of the Company’s stock option plans, 1,422,196 shares had been granted and were outstanding, 1,975,672 shares of common stock had been issued upon exercise, and 225,894 shares were reserved for future grants.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Data with respect to stock option plans of the Company are as follows:

 -------------------------------------------------   -----------------------------
               Options Outstanding                       Exercisable Options
 -------------------------------------------------   -----------------------------
                                      Weighted                        Weighted
                                      Average                         Average
                        Shares      Exercise Price      Shares      Exercise Price
 -----------------   ------------   --------------   ------------   --------------
 January 1, 1998         833,272    $      5.68          568,285    $      4.66
 Granted               1,352,800    $      6.12
 Exercised              (257,732)   $      3.49
 Forfeited              (860,125)   $      8.10
 -----------------   ------------   --------------   ------------   --------------
 January 1, 1999       1,068,215    $      4.82          465,340    $      4.58
 Granted                 332,500    $      6.73
 Exercised              (162,068)   $      3.99
 Forfeited               (18,000)   $      8.14
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2000       1,220,647    $      5.40          499,397    $      4.83
 Granted                 422,332    $     14.21
 Exercised              (167,158)   $      4.67
 Forfeited               (53,625)   $      6.82
 -----------------   ------------   --------------   ------------   --------------
 December 31, 2000     1,422,196    $      8.05          601,989    $      5.19
 -----------------   ============   ==============   ============   ==============

                                                            Exercisable Options
       Options Outstanding at December 31, 2000             at December 31, 2000
- --------------------------------------------------------  ------------------------
                            Weighted
                             Average         Weighted                 Weighted
   Range of                  Remaining        Average                   Average
Exercise Price   Shares    Life (Years)   Exercise Price   Shares   Exercise Price
- --------------  ---------  ------------   --------------  --------  --------------
$ 3.50 - 5.25     728,864      7.83       $        5.00    532,614  $        5.00
$ 5.25 - 8.00     278,000      8.30       $        6.69     69,125  $        6.68
$ 8.00 - 12.00     39,500      9.00       $        9.36        250  $        8.94
$12.00 - 16.00    324,332      9.49       $       14.13         --  $          --
$16.00 - 20.00     51,500      9.96       $       19.25         --  $          --
- --------------  --- -----  ------------   --------------  --------  --------------
                1,422,196      8.41       $        8.05    601,989  $        5.19
                =========  ============   ==============  ========  ==============

Exercisable options at January 1, 1999 and 1998 included options for 134,904 and 306,297 shares, respectively, with a weighted average exercise price of $4.53 per share at January 1, 1999 and $4.22 per share at January 1, 1998, which were held by employees who terminated employment with the Company on January 30, 1998 in connection with the sale of the CVS Operations (see Note 9 - “Sale of CVS Operations/Discontinued Operations”). The Company accelerated the vesting of the unvested portion of these terminated employee options as a result of the sale. The Company also extended the normal 90-day exercise period subsequent to termination to January 30, 1999 for these options.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

                         1998 Option Repricing Data
           ------------------------------------------------------
             Range of Exercise                 Weighted Average
               Price Before                     Exercise Price
                 Repricing         Shares      Before Repricing
           --------------------  -----------  -------------------
           $     5.75 -  7.75      293,000    $         6.28
           $     7.75 -  9.75      408,500    $         8.58
           $     9.75 - 11.75       77,000    $        10.25
           $    11.75 - 12.25       15,000    $        12.13
                                 -----------  -------------------
                                   793,500    $         7.96
                                 ===========  ===================

In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 2000, 1999 and 1998 was $5.76, $2.73 and $2.30, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                        2000      1999      1998
                                      --------  --------  --------

      Risk-free interest rate            5.9%      5.5%      4.6%
      Average life of options (years)    3.0       3.0       3.0
      Volatility                        52.4%     49.1%     49.2%
      Dividend Yield                      --        --        --

Had the compensation expense been recorded based on these hypothetical values, pro forma net earnings (loss) for 2000, 1999 and 1998 would have been $(187,653), $5,047,706 and $6,457,825, respectively, and pro forma diluted net earnings per common share for 2000, 1999 and 1998 would have been $(0.02), $.63 and $.76, respectively.

(6)	Commitments and Contingencies

On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas to Atrion Corporation. Atrion leased space to the Company at the rate of $48,125 per month from February 1, 1999 through May 31, 1999. The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility. Future minimum rental payments relating to the leased facility for the years ended December 31 are $579,696 in 2001, 2002 and 2003 and $386,464 in 2004.

In addition, the Company leases transportation equipment under non-cancelable operating leases. Future minimum rental payments under non-cancelable transportation leases for the years ended December 31 are $17,667 in 2001 and $5,104 in 2002.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total rent expense included in continuing operations for the years ended December 31, 2000, 1999 and 1998 was $572,447, $533,600 and $8,782, respectively.

The Company is a party to product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate or that the Company’s neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(7)	Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company’s accounts receivable are due primarily from hospitals and distributors located throughout the country. Internationally, the Company’s accounts receivable are due primarily from distributors located in Europe and Australia. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management’s expectations.

Net sales of implantable neurostimulation systems to one major customer for each of the years ended December 31, as a percentage of net revenue from product sales from continuing operations, were as follows: 2000- 14 percent and 1998- 20 percent. Net sales of implantable neurostimulation systems to two major customers for the year ended December 31, 1999, as a percentage of net revenue from product sales from continuing operations, were 15 percent and 11 percent, respectively.

Foreign sales, primarily Europe and Australia, for the years ended December 31, 2000, 1999 and 1998 were approximately 7 percent, 7 percent and 10 percent of net revenue from product sales from continuing operations, respectively.

(8)	Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the “Plan”) available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15 percent of their compensation and requires the Company to make matching contributions equal to 50 percent of the participants’ contributions to a maximum of 6 percent of the participants’ compensation. The Board of Directors may change the percentage of matching contribution at their discretion. The expense of the Company’s contribution for continuing operations was $157,601 in 2000, $158,842 in 1999 and $119,543 in 1998.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(9)	Sale of CVS Operations/Discontinued Operations

On January 30, 1998, the Company sold its cardiovascular and intravenous fluid product lines, including its Myocardial Protection System product line, to Atrion Corporation. The Company received approximately $23 million from the sale and utilized $8.0 million of the proceeds to retire debt and $1.2 million to pay expenses related to the transaction. The Company reported a net gain (after income tax expense) from the sale of $4.6 million. This gain is net of a pre-tax expense of $969,204, discussed below, recorded in connection with the sale of the corporate facility to Atrion in February 1999. The gain is also net of a pre-tax compensation expense of $1,004,654 recorded as a result of changes made to the options held by employees of the CVS Operations (see Note 5 – “Stockholders’ Equity”). The Company also reported a net loss for the CVS Operations of approximately $211,634 in January 1998 prior to the sale.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As part of the sale of the CVS Operations to Atrion, the Company granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. As mentioned above, during 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the CVS Operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends to reverse the obligation of $969,204 in September 2003.

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

Operating results of the CVS Operations have been reclassified and reported as discontinued operations. Summary operating results for the year ended December 31, 1998 for the CVS Operations were as follows (the 1998 period includes results for one month until the sale on January 30, 1998):

                                                        1998
                                                   --------------

     Revenue                                       $   1,111,992
     Gross profit                                        206,481
     Loss from operations                               (307,120)
     Interest expense                                    (34,225)
                                                   --------------
     Loss before income tax benefit                     (341,345)
     Income tax benefit                                 (129,711)
                                                   --------------
     Net loss                                      $    (211,634)
                                                   ==============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
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

Interest expense on the Company’s corporate facility has been allocated to the CVS Operations based on space utilization. Interest expense on the Company’s general credit facilities was allocated to the CVS Operations based on the ratio of the net assets of the CVS Operations to the total net assets of the Company.

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

In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company’s sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek in January 1999. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Operations for the year ended December 31, 1999.

(11)	Subsequent Events

On January 2, 2001, the Company acquired the assets of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of the Company’s common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. The assets purchased consisted primarily of intellectual property and technology for the fully implantable constant-rate infusion pump that ANS has developed. Prior to the acquisition, the Company had licensed rights to the technology only for pain and cancer therapy applications.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Also on January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI’s outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction will be accounted for on a pooling of interests basis. HDI developed and is the manufacturer of the Company’s totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and was also the OEM manufacturer of the transmitter used with the Company’s Renew radio-frequency spinal cord stimulation system. HDI’s revenues for its fiscal 2000, which ended November 30, 2000, were approximately $10.4 million, including approximately $1.6 million of revenue associated with sales to ANS.

A summary of operations data as if the acquisition had taken place as of January 1, 1999, excluding the charges related to the acquisition, follows:

                                       2000          1999           1998
                                   ------------- ------------- -------------

         Revenues                  $ 31,826,998  $ 35,779,019  $ 26,516,870
         Net income                $    832,458  $  5,816,922  $  6,700,231
         Earnings per share        $        .09  $        .64  $        .69

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

The Securities and Exchange Act of 1934

                Schedule II - Valuation and Qualifying Accounts
            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                               December 31, 2000

                                      Balance at                 Charged to
                                      Beginning    Charged to       Other                    Balance at
          Description                  of Year      Expenses      Accounts     Deductions    End of Year
- -----------------------------------  -----------   -----------   -----------   -----------   -----------
Year ended December 31, 2000:
  Continuing Operations:
  ---------------------
    Allowance for doubtful accounts  $ 140,824     $  19,990     $      --     $  30,559     $ 130,255
    Reserve for obsolete inventory      86,599         5,133            --            --        91,732
                                     -----------   -----------   -----------   -----------   -----------

                   Total             $ 227,423     $  25,123     $      --     $  30,559     $ 221,987
                                     ===========   ===========   ===========   ===========   ===========

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

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities and Exchange Act of 1934

2000                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
- --------------------------------------------- ------------- ------------- ------------- -------------
Net revenue- product sales                    $  5,598,864  $  5,707,692  $  5,762,546  $  6,012,522
Total net revenue                                5,598,864     5,707,692     5,762,546     6,012,522
Gross profit- product sales                      3,750,268     3,847,647     3,878,081     4,117,307
Earnings from operations                           189,880       312,995       277,552       328,467
Earnings from operations before income taxes       317,937       449,975       425,617       494,328
- --------------------------------------------- ------------- ------------- ------------- -------------
Net earnings                                  $    181,132  $    256,781  $    239,357  $    276,374
- --------------------------------------------- ------------- ------------- ------------- -------------

- --------------------------------------------- ------------- ------------- ------------- -------------
Basic earnings per share                      $      0.02   $      0.03   $      0.03   $      0.04
- --------------------------------------------- ------------- ------------- ------------- -------------

- --------------------------------------------- ------------- ------------- ------------- -------------
Diluted earnings per share                    $      0.02   $      0.03   $      0.03   $      0.03
- --------------------------------------------- ------------- ------------- ------------- -------------

1999                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
- --------------------------------------------- ------------- ------------- ------------- -------------
Net revenue- product sales                    $  4,595,238  $  5,169,614  $  5,488,479  $  5,325,053
Total net revenue                               13,495,238     5,169,614     5,488,479     5,325,053
Gross profit- product sales                      3,235,058     3,583,979     3,413,948     3,716,416
Earnings (loss) from operations                  8,775,155       161,881       (70,851)      (23,987)
Earnings from operations before income taxes     8,957,826       375,382        97,758       117,609
- --------------------------------------------- ------------- ------------- ------------- -------------
Net earnings                                  $  5,446,358  $    222,494  $    216,135  $    118,294
- --------------------------------------------- ------------- ------------- ------------- -------------

- --------------------------------------------- ------------- ------------- ------------- -------------
Basic earnings per share                      $      0.70   $      0.03   $      0.03   $      0.02
- --------------------------------------------- ------------- ------------- ------------- -------------

- --------------------------------------------- ------------- ------------- ------------- -------------
Diluted earnings per share                    $      0.67   $      0.03   $      0.03   $      0.02
- --------------------------------------------- ------------- ------------- ------------- -------------

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.5	Quest Medical, Inc. 1987 Stock Option Plan(4)
10.6	Form of 1987 Employee Stock Option Agreement(4)
10.7	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.8	Form of 1995 Employee Stock Option Agreement(4)
10.9	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.10	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.11	Employment Agreement dated April 9, 1998 between Christopher G. Chavez and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.13	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.14	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.15	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
11.1	Computation of Earnings Per Share(11)
21.1	Subsidiaries(11)
23.1	Consent of Independent Auditors(11)
27.1	Financial Data Schedule - December 31, 2000(11)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed herewith.

EXHIBIT 3.1

ARTICLES OF INCORPORATION

OF

ADVANCED NEUROMODULATION SYSTEMS, INC.

(restated March 2001 for purposes of filing with the Securities and Exchange Commission)

ARTICLE ONE

The name of the corporation is Advanced Neuromodulation Systems, Inc. (the "Corporation")

ARTICLE TWO

The period of duration of the Corporation is perpetual.

ARTICLE THREE

The purpose for which the Corporation is organized is to engage in the transaction of any and all lawful business for which Corporations may be incorporated under the Texas Business Corporation Act.

ARTICLE FOUR

The Corporation shall have authority to issue 25,000,000 shares of common stock, $.05 par value (“Common Stock”). Each share of Common Stock shall have identical rights and privileges in every respect.

ARTICLE FIVE

No holder of any shares of Common Stock shall have any preemptive or preferential right to receive, purchase, or subscribe to (a) any unissued or treasury shares of any class of stock (whether now or hereafter authorized) of the Corporation, (b) any obligations, evidences of indebtedness, or other securities of the Corporation convertible into or exchangeable for, or carrying or accompanied by any rights to receive, purchase, or subscribe to, any such unissued or treasury shares, (c) any right of subscription to or right to receive, or any warrant or option for the purchase of, any of the foregoing securities, or (d) any other securities that may be issued or sold by the Corporation.

ARTICLE SIX

The Corporation will not commence business until it has received for the issuance of its shares consideration of the value of $1,000, consisting of money, labor done, or property actually received.

ARTICLE SEVEN

Cumulative voting for the election of directors is expressly denied and prohibited.

ARTICLE EIGHT

No contract or other transaction between the Corporation and any other person (as used herein the term “person” means an individual, firm, trust, partnership, joint venture, association, corporation, or other entity) shall be affected or invalidated by the fact that any director of the Corporation is interested in, or is a member, director, or an officer of, such other person, and any director may be a party to or may be interested in any contract or transaction of the Corporation or in which the Corporation is interested; and no contract, act, or transaction of the Corporation with any person shall be affected or invalidated by the fact that any director of the Corporation is a party to, or interested in, such contract, act, or transaction, or in any way connected with such person. Each and every person who may become a director of the Corporation is hereby relieved from any liability that might otherwise exist from contracting with the Corporation for the benefit of himself or any person in which he may be in any way interested; provided that the fact of such interest shall have been disclosed to or shall be known by the other directors or the shareholders of the Corporation, as the case may be, acting upon or with reference to such act, contract, or transaction, even though the presence at a meeting or vote or votes of such interested director might have been necessary to obligate the Corporation upon such act, contract, or transaction.

ARTICLE NINE

To the extent permitted by applicable law, and by resolution or other proper action of the board of directors of the Corporation, the Corporation may indemnify (a) any present or former director or officer of the Corporation, (b) any other employee or agent of the Corporation, and (c) any other person serving at the request of the Corporation as a director, trustee, officer, employee, or agent of another corporation, domestic or foreign, nonprofit or for profit, partnership, joint venture, association, trust, or other enterprise, against expenses, including attorneys’ fees, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending, or completed action, suit, or proceeding to which any such person is, or is threatened to be made, a party and which may arise by reason of the fact he is or was a person occupying any such office or position.

ARTICLE TEN

The Corporation shall have the authority to purchase, directly or indirectly, its own shares to the extent of the aggregate of the unrestricted capital surplus available therefore and unrestricted reduction surplus available therefore, without submitting such purchase to a vote of the shareholders of the Corporation.

ARTICLE ELEVEN

Any action of the Corporation which, under the provisions of the Texas Business Corporation Act, is required to be authorized or approved by the holders of two-thirds or any other specified fraction which is in excess of one-half or any specified percentage which is in excess of 50%, of the outstanding shares (or any class or series thereof) of the Corporation shall, notwithstanding any such provisions of the Texas Business Corporation Act, be deemed effectively and properly authorized or approved if authorized or approved by the vote of the holders of more than 50% of the outstanding shares entitled to vote thereon (or, if the holders of any class or series of the Corporation’s shares shall be entitled by the Texas Business Corporation Act to vote thereon separately as a class, by the vote of the holders of more than 50% of the outstanding shares of each such class or series). Nothing contained in this article is intended to require shareholder authorization or approval of any action of the Corporation whatsoever unless such authorization or approval is specifically required by the other provisions of these articles of incorporation, the bylaws of the Corporation, or by the Texas Business Corporation Act.

ARTICLE TWELVE

The post office address of the registered office of the Corporation is 6501 Windcrest Dr., Suite 100, Plano, Texas 75024, and the name of its registered agent at such address is Christopher G. Chavez.

ARTICLE THIRTEEN

The number of directors constituting the board of directors of the Corporation is seven, and the names and addresses of the persons who are to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualified are:

Name	Address
Hugh M. Morrison	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
Christopher G. Chavez	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
Robert C. Eberhart	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
Joseph E. Laptewicz	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
A. Ronald Lerner	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
Richard D. Nikolaev	6501 Windcrest Dr., Suite 100, Plano, Texas 75024
Michael J. Torma	6501 Windcrest Dr., Suite 100, Plano, Texas 75024

ARTICLE FOURTEEN

A director of the Corporation is not liable to the Corporation or its shareholders for monetary damages for an act or omission in the director’s capacity as a director, except that this article does not eliminate or limit the liability of a director for:

  a breach of a director's duty of loyalty to the Corporation or its shareholders;
  an act or omission not in good faith or that involves intentional misconduct or a knowing violation of the law;
  a transaction from which a director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office;
  an act or omission for which the liability of a director is expressly provided for by statute; or
  an act related to an unlawful stock repurchase or payment of a dividend.

If the Texas Business Corporation Act, Texas Miscellaneous Corporation Laws or related laws are amended after approval by the shareholders of this Article to authorize corporation action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by applicable Texas law, as so amended.

ADVANCED NEUROMODULATION SYSTEMS, INC.

/s/F. Robert Merrill III
F. Robert Merrill III
Executive Vice President - Finance,
Treasurer and Secretary

EXHIBIT 3.2

AMENDED AND RESTATED BYLAWS

OF

ADVANCED NEUROMODULATION SYSTEMS, INC., a Texas Corporation

(Restated in March 2001 for purposes of filing with the Securities and Exchange Commission)

PREAMBLE

These bylaws are subject to, and governed by, the Texas Business Corporation Act and the articles of incorporation of Advanced Neuromodulation Systems, Inc. (the “Corporation”). In the event of a direct conflict between the provisions of these bylaws and the mandatory provisions of the Texas Business Corporation Act or the provisions of the articles of incorporation of the Corporation, such provisions of the Texas Business Corporation Act or the articles of incorporation of the Corporation, as the case may be, will be controlling.

ARTICLE ONE: OFFICES

1.01    Registered Office and Agent. The registered office and registered agent of the Corporation shall be as designated from time to time by the appropriate filing by the Corporation in the office of the Secretary of State of Texas.

1.02    Other Offices. The Corporation may also have offices at such other places, both within and without the State of Texas, as the board of directors may from time to time determine or the business of the Corporation may require.

ARTICLE TWO: SHAREHOLDERS

2.01    Annual Meetings. An annual meeting of shareholders of the Corporation shall be held during each calendar year on such date and at such time as shall be designated from time to time by the board of directors and stated in the notice of the meeting. At such meeting, the shareholders shall elect directors and transact such other business as may properly be brought before the meeting.

2.02    Special Meetings. A special meeting of the shareholders may be called at any time by the chairman of the board, the president, the board of directors, or the holders of not less than ten percent of all shares entitled to vote at such meeting. Only such business shall be transacted at a special meeting as may be stated or indicated in the notice of such meeting.

2.03    Place of Meetings. The annual meeting of shareholders may be held at any place within or without the State of Texas as may be designated by the board of directors. Special meetings of shareholders may be held at any place within or without the State of Texas as may be designated by the person or persons calling such special meeting as provided in Section 2.02. If no place for a meeting is designated, it shall be held at the registered office of the Corporation.

2.04    Notice. Written or printed notice stating the place, day, and hour of each meeting of shareholders, and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the chairman of the board, the president, the secretary, or the person calling the meeting, to each shareholder of record entitled to vote at such meeting.

2.05    Voting List. At least ten days before each meeting of shareholders, the secretary shall prepare a complete list of shareholders entitled to vote at such meeting, arranged in alphabetical order, including the address of each shareholder and the number of voting shares held by each shareholder. For a period of ten days prior to such meeting, such list shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder during usual business hours. Such list shall be produced at such meeting, and at all times during such meeting shall be subject to inspection by any shareholder. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or stock transfer books.

2.06    Voting of Shares. Treasury shares, shares of the Corporation’s own stock owned by another corporation the majority of the voting stock of which is owned or controlled by the Corporation, and shares of the Corporation’s own stock held by another corporation in a fiduciary capacity, shall not be shares entitled to vote or to be counted in determining the total number of outstanding shares. Shares held by an administrator, executor, guardian, or conservator may be voted by him, either in person or by proxy, without transfer of such shares into his name so long as such shares form a part of the estate and are in the possession of the estate being served by him. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, only after the shares have been transferred into his name as trustee. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without transfer of such shares into his name if authority to do so is contained in the court order by which such receiver was appointed. Shares standing in the name of another domestic or foreign corporation of any type or kind may be voted by such officer, agent, or proxy as the bylaws of such corporation may provide or, in the absence of such provision, as the board of directors of such corporation may determine. A shareholder whose shares are pledged shall be entitled to vote such shares until they have been transferred into the name of the pledgee, and thereafter, the pledgee shall be entitled to vote such shares.

2.07    Quorum. The holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall constitute a quorum at any meeting of shareholders, except as otherwise provided by law, the articles of incorporation, or these bylaws. If a quorum shall not be present or represented at any meeting of shareholders, a majority of the shareholders entitled to vote at the meeting, who are present in person or represented by proxy, may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At any reconvening of an adjourned meeting at which a quorum shall be present or represented any business may be transacted which could have been transacted at the original meeting, if a quorum had been present or represented.

2.08    Majority Vote; Withdrawal of Quorum. If a quorum is present in person or represented by proxy at any meeting, the vote of the holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one on which, by express provision of law, the articles of incorporation, or these bylaws, a different vote is required, in which event such express provision shall govern and control the decision of such question. The shareholders present at a duly convened meeting may continue to transact business until adjournment, notwithstanding any withdrawal of shareholders which may leave less than a quorum remaining.

2.09    Method of Voting; Proxies. Every shareholder of record shall be entitled at every meeting of shareholders to one vote on each matter submitted to a vote, for every share standing in his name on the original stock transfer books of the Corporation except to the extent that the voting rights of the shares of any class or classes are limited or denied by the articles of incorporation. Such books shall be prima facie evidence as to the identity of shareholders entitled to vote. At any meeting of shareholders, every shareholder having the right to vote may vote either in person or by a proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Each such proxy shall be filed with the secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. If no date is stated on a proxy, such proxy shall be presumed to have been executed on the date of the meeting at which it is to be voted. Each proxy shall be revocable, unless expressly provided therein to be irrevocable, or unless otherwise made irrevocable by law.

2.10    Closing of Transfer Books; Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any reconvening thereof or entitled to receive payment of any dividend or in order to make a determination of shareholders for any other proper purpose, the board of directors may provide that the stock transfer books of the Corporation shall be closed for a stated period but not to exceed in any event 50 days. If the stock transfer books are closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 50 days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and if no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders or entitled to receive payment of a dividend, the date on which the notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

2.11    Presiding Officials at Meetings. Unless some other person or persons are elected by a vote of a majority of the shares then entitled to vote at a meeting of shareholders, the chairman of the board shall preside at and the secretary shall prepare minutes of each meeting of shareholders.

ARTICLE THREE: DIRECTORS

3.01    Management. The business and affairs of the Corporation shall be managed by the board of directors, subject to the restrictions imposed by law, the articles of incorporation, or these bylaws.

3.02    Number; Election; Term; Qualification. The first board of directors shall consist of the number of directors named in the articles of incorporation. Thereafter, the number of directors which shall constitute the entire board of directors shall be determined by resolution of the board of directors at any meeting thereof or by the shareholders at any meeting thereof, but shall never be less than one. At each annual meeting of shareholders, directors shall be elected to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. No director need be a shareholder, a resident of the State of Texas, or a citizen of the United States.

3.03    Decreases in Number. No decrease in the number of directors constituting the entire board of directors shall have the effect of shortening the term of any incumbent director.

3.04    Removal. At any meeting of shareholders called expressly for that purpose, any director or the entire board of directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote on the election of directors.

3.05    Vacancies; Increases in Number. Any vacancy occurring in the board of directors (by death, resignation, removal, or otherwise) may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. A director elected to fill a vacancy shall be elected to serve for the unexpired term of his predecessor in office. In case of any increase in the number of directors constituting the entire board of directors, the additional directors shall be elected at a meeting of shareholders.

3.06    First Meeting. Each newly elected board of directors may hold its first meeting for the purpose of organization and the transaction of business, if a quorum is present, immediately after and at the same place as the annual meeting of shareholders, and notice of such meeting shall not be necessary.

3.07    Regular Meetings. Regular meetings of the board of directors may be held without notice at such times and places as may be designated from time to time by the chairman of the board, or by resolution of the board of directors and communicated to all directors.

3.08    Special Meetings. A special meeting of the board of directors shall be held whenever called by any director at such time and place as such director shall designate in the notice of such special meeting. The director calling any special meeting shall cause notice of such special meeting to be given to each director at least 24 hours before such special meeting. Neither the business to be transacted at, nor the purpose of, any special meeting of the board of directors need be specified in the notice or waiver of notice of any special meeting.

3.09    Quorum; Majority Vote. At all meetings of the board of directors, a majority of the directors, fixed in the manner provided in these bylaws, shall constitute a quorum for the transaction of business. If a quorum is not present at a meeting, a majority of the directors present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote of a majority of the directors present at a meeting at which a quorum is in attendance shall be the act of the board of directors, unless the vote of a different number is required by the articles of incorporation or these bylaws.

3.10    Procedure; Minutes. At meetings of the board of directors, business shall be transacted in such order as the chairman of the board or the board of directors may determine from time to time. If present, the chairman of the board shall preside at the meeting. If not so present, the board of directors shall appoint at the meeting another director to preside at the meeting and a person to act as secretary of the meeting. The secretary of the meeting shall prepare minutes of the meeting which shall be delivered to the secretary of the Corporation for placement in the minute books of the Corporation.

3.11    Presumption of Assent. A director of the Corporation who is present at any meeting of the board of directors at which action on any matter is taken shall be presumed to have assented to the action unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or shall forward any dissent by certified or registered mail to the secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

3.12    Compensation. Directors, in their capacity as directors, may receive, by resolution of the board of directors, a fixed sum and expenses of attendance, if any, for attending meetings of the board of directors or a stated salary. No director shall be precluded from serving the Corporation in any other capacity or receiving compensation there for.

ARTICLE FOUR: COMMITTEES

4.01    Designation. The board of directors may, by resolution adopted by a majority of the entire board of directors, designate executive and other committees.

4.02    Number; Qualification; Term. Each committee shall consist of one or more directors appointed by resolution adopted by a majority of the entire board of directors. The number of committee members may be increased or decreased from time to time by resolution adopted by a majority of the entire board of directors. Each committee member shall serve as such until the expiration of his term as a director or his earlier resignation, unless sooner removed as a committee member or as a director.

4.03    Authority. The executive committee, unless expressly restricted in the resolution adopted by a majority of the entire board of directors establishing the executive committee, shall have and may exercise all of the authority of the board of directors in the management of the business and affairs of the Corporation. Each other committee, to the extent expressly provided for in the resolution adopted by a majority of the entire board of directors establishing such committee, shall have and may exercise all of the authority of the board of directors in the management of the business and affairs of the Corporation. However, no committee shall have the authority of the board of directors in reference to:

  amending the articles of incorporation;
  approving a plan of merger or consolidation;
  recommending to the shareholders the sale, lease, or exchange of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business;
  recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof;
  amending, altering, or repealing these bylaws or adopting new bylaws;
  filling vacancies in or removing members of the board of directors or of any committee;
  electing or removing officers or committee members;
  fixing the compensation of any committee member; and
  altering or repealing any resolution of the board of directors which by its terms provides that it shall not be amendable or repealable.

In the resolution adopted by a majority of the entire board of directors establishing an executive or other committee, the board of directors may expressly authorize such committee to declare dividends or to authorize the issuance of shares of the Corporation.

4.04    Committee Changes. The board of directors shall have the power at any time to fill vacancies in, to change the membership of, and to discharge any committee. However, a committee member may be removed by the board of directors, only if, in the judgment of the board of directors, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

4.05    Regular Meetings. Regular meetings of any committee may be held without notice at such times and places as may be designated from time to time by resolution of the committee and communicated to all committee members.

4.06    Special Meetings. A special meeting of any committee may be held whenever called by any committee member at such time and place as such committee member shall designate in the notice of such special meeting. The committee member calling any special meeting shall cause notice of such special meeting to be given to each committee member at least 12 hours before such special meeting. Neither the business to be transacted at, nor the purpose of, any special meeting of any committee need be specified in the notice or waiver of notice or any special meeting.

4.07    Quorum; Majority Vote. At all meetings of any committee, a majority of the number of committee members designated by the board of directors shall constitute a quorum for the transaction of business. If a quorum is not present at a meeting of any committee, a majority of the committee members present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present. The vote of a majority of the committee members present at any meeting at which a quorum is in attendance shall be the act of a committee, unless the vote of a different number is required by the articles of incorporation or these bylaws.

4.08    Minutes. Each committee shall cause minutes of its proceedings to be prepared and shall report the same to the board of directors upon the request of the board of directors. The minutes of the proceedings of each committee shall be delivered to the secretary of the Corporation for placement in the minute books of the Corporation.

4.09    Compensation. Committee members may, by resolution of the board of directors, be allowed a fixed sum and expenses of attendance, if any, for attending any committee meetings or a stated salary.

4.10    Responsibility. The designation of any committee and the delegation of authority to it shall not operate to relieve the board of directors or any director of any responsibility imposed upon it or such director by law.

ARTICLE FIVE: GENERAL PROVISIONS RELATING TO MEETINGS

5.01    Notice. Whenever by law, the articles of incorporation, or these bylaws, notice is required to be given to any shareholder, director, or committee member and no provision is made as to how such notice shall be given, it shall be construed to mean that notice may be given either (a) in person, (b) in writing, by mail, (c) except in the case of a shareholder, by telegram, telex, cable, telecopies, or similar means, or (d) by any other method permitted by law. Any notice required or permitted to be given hereunder (other than personal notice) shall be addressed to such shareholder, director, or committee member at his address as it appears on the books of the Corporation or, in the case of a shareholder, on the stock transfer records of the Corporation or at such other place as such shareholder, director, or committee member is known to be at the time notice is mailed or transmitted. Any notice required or permitted to be given by mail shall be deemed to be delivered and given at the time when the same is deposited in the United States mail, postage prepaid. Any notice required or permitted to be given by telegram, telex, cable, telecopier, or similar means shall be deemed to be delivered and given at the time transmitted.

5.02    Waiver of Notice. Whenever by law, the articles of incorporation, or these bylaws, any notice is required to be given to any shareholder, director, or committee member of the Corporation a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time notice should have been given, shall be equivalent to the giving of such notice. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

5.03    Telephone and Similar Meetings. Shareholders, directors, or committee members may participate in and hold a meeting by means of a conference telephone or similar communications equipment by means of which persons participating in the meeting can hear each other. Participation in such a meeting shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

5.04    Action Without Meeting. Any action which may be taken, or is required by law, the articles of incorporation, or these bylaws to be taken, at a meeting of shareholders, directors, or committee members may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders, directors, or committee members, as the case may be, entitled to vote with respect to the subject matter thereof, and such consent shall have the same force and effect, as of the date stated therein, as a unanimous vote of such shareholders, directors, or committee members, as the case may be, and may be stated as such in any document filed with the Secretary of State of Texas or in any certificate or other document delivered to any person. The consent may be in one or more counterparts so long as each shareholder, director, or committee member signs one of the counterparts. The signed consent shall be placed in the minute books of the Corporation.

ARTICLE SIX: OFFICERS AND OTHER AGENTS

6.01    Number; Titles; Election; Term. The Corporation shall have a president and a secretary, and such other officers and agents as the board of directors may deem desirable. The board of directors shall elect a president and secretary at its first meeting at which a quorum shall be present after the annual meeting of shareholders or whenever a vacancy exists. The board of directors then, or from time to time, may also elect or appoint one or more other officers or agents as it shall deem advisable. Each officer and agent shall hold office until his successor has been elected or appointed and qualified, or, if earlier, at his death, resignation, or removal. Any two or more offices may be held by the same person. No officer or agent need be a shareholder, a director, a resident of the State of Texas, or a citizen of the United States.

6.02    Removal. Any officer or agent elected or appointed by the board of directors may be removed by the board of directors, whenever, in the judgment of the board of directors, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

6.03    Vacancies. Any vacancy occurring in any office of the Corporation (by death, resignation, removal, or otherwise) may be filled by the board of directors.

6.04    Authority. Officers shall have such authority and perform such duties in the management of the Corporation as are provided in these bylaws or as may be determined by resolution of the board of directors not inconsistent with these bylaws.

6.05    Compensation. The compensation, if any, of the officers shall be fixed, increased, or decreased from time to time by the board of directors.

6.06    Chairman of the Board. The chairman of the board, if a person is elected to such office by the board of directors, shall perform the following duties and have the following responsibilities: schedule regular meetings of the board of directors; work with the officers and other directors of the Corporation to set the agenda for regular and special meetings of the board of directors; preside at all meetings of the board of directors that the chairman is able to attend; ensure that the directors are given adequate information to render informed decisions at board meetings; work with the president and the other officers of the Corporation to formulate public announcements, press releases and shareholder and analyst communications and oversee and coordinate their release; ensure the smooth operation of the committees of the board of directors; see that all orders and resolutions of the board are carried into effect; and perform such other duties and have such other authority and powers as the board of directors may from time to time prescribe.

6.07    President and Chief Executive Officer. The president and chief executive officer shall be the chief executive officer of the Corporation subject to the supervision of the board of directors. The president and chief executive officer shall perform the following duties and have the following responsibilities: generally manage the business and property of the Corporation in the ordinary course of business with all such powers of oversight, supervision and management with respect to such business and property as may be reasonably incident to such responsibilities, including, but not limited to, the power to employ, discharge, or suspend employees or agents of the Corporation, to fix the compensation of employees and agents, and to suspend, with or without cause, any officer of the Corporation pending final action by the board of directors with respect to continued suspension, removal, or reinstatement of such officer; perform such other duties and have such other authority and powers as are typically possessed and exercised by corporate presidents and chief executive officers, all subject to the board’s further instructions on discharging the duties of managing the business and property of the Corporation. If the board of directors has not elected a person to the office of chairman of the board, the president shall exercise all of the powers and discharge all of the duties of the chairman of the board. As between the Corporation and third parties, any action taken by the president in the performance of the duties of the chairman of the board shall be conclusive evidence that there is no chairman of the board.

6.08    Secretary. The secretary shall maintain minutes of all meetings of the board of directors, of any committee, and of the shareholders or consents in lieu of such minutes in the Corporation’s minute books, and shall cause notice of such meetings to be given when requested by any person authorized to call such meetings. With respect to any contract, deed, deed of trust, mortgage, or other instrument executed by the Corporation through its duly authorized officer or officers, the attestation to such execution by the secretary shall not be necessary to constitute such contract, deed, deed of trust, mortgage, or other instrument a valid and binding obligation against the Corporation unless the resolution, if any, of the board of directors authorizing such execution expressly states that such attestation is necessary. The secretary shall have charge of the certificate books, stock transfer books, and stock papers as the board of directors may direct, all of which shall at all reasonable times be open to inspection by any director. The secretary shall perform such other duties as may be prescribed from time to time by the board of directors or as may be delegated from time to time by the president.

ARTICLE SEVEN: CERTIFICATES AND SHAREHOLDERS

7.01    Certificates for Shares. The certificates for shares of stock of the Corporation shall be in such form as shall be approved by the board of directors in conformity with law. The certificates shall be consecutively numbered, shall be entered as they are issued in the books of the Corporation or in the records of the Corporation’s designated transfer agent, if any, and shall state the shareholder’s name, the number of shares, and such other matters as may be required by law. The certificates shall be signed by the president or any vice president and also by the secretary, an assistant secretary, or any other officer, and may be sealed with the seal of the Corporation or a facsimile thereof. If any certificate is countersigned by a transfer agent or registered by a registrar, either of which is other than the Corporation itself or an employee of the Corporation, the signatures of the foregoing officers may be a facsimile.

7.02    Lost, Stolen, or Destroyed Certificates. The Corporation shall issue a new certificate in place of any certificate for shares previously issued if the registered owner of the certificate:

  Claim. Makes proof by affidavit, in form and substance satisfactory to the board of directors, that a previously issued certificate for shares has been lost, destroyed, or stolen;
  Timely Request. Requests the issuance of a new certificate before the Corporation has notice that the certificate has been acquired by a purchaser for value in good faith and without notice of an adverse claim;
  Bond. If requested by the board of directors, delivers to the Corporation a bond, in form and substance satisfactory to the board of directors, with such surety or sureties and with fixed or open penalty, as the board of directors may direct, in its discretion, to indemnify the Corporation (and its transfer agent and registrar, if any) against any claim that may be made on account of the alleged loss, destruction, or theft of the certificate; and
  Other Requirements. Satisfies any other reasonable requirements imposed by the board of directors.

When a certificate has been lost, destroyed, or stolen, and the shareholder of record fails to notify the Corporation within a reasonable time after he has notice of it, and the Corporation registers a transfer of the shares represented by the certificate before receiving such notification, the shareholder of record is precluded from making any claim against the Corporation for the transfer or for a new certificate.

7.03    Transfer of Shares. Shares of stock of the Corporation shall be transferable only on the books of the Corporation by the shareholders thereof in person or by their duly authorized attorneys or legal representatives. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment, or authority to transfer, the Corporation or its transfer agent shall issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.

7.04    Registered Shareholders. The Corporation shall be entitled to treat the shareholder of record as the shareholder in fact of any shares and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have actual or other notice thereof, except as otherwise provided by law.

ARTICLE EIGHT: MISCELLANEOUS PROVISIONS

8.01    Fiscal Year. The fiscal year of the Corporation shall be fixed by the board of directors; provided, that if such fiscal year is not fixed by the board of directors it shall be the calendar year.

8.02    Seal. The seal, if any, of the Corporation shall be in such form as may be approved from time to time by the board of directors. If the board of directors approves a seal, the affixation of such seal shall not be required to create a valid and binding obligation against the Corporation.

8.03    Resignation. A director, committee member, officer, or agent may resign by so stating at any meeting of the board of directors or by giving written notice to the Corporation. The effective time of such resignation shall be any time specified in the statement made at the board of directors’ meeting or in the written notice given to the Corporation, but in no event may the effective time of such resignation be prior to the time such statement is made or such notice is given. If no effective time is specified in the resignation, the resignation shall be effective immediately. Unless a resignation specifies otherwise, it is effective without being accepted.

8.04    Securities of Other Corporations. The president or any vice president of the Corporation or any other person authorized by resolution of the board of directors shall have the power and authority to transfer, endorse for transfer, vote, consent, or take any other action with respect to any securities of another issuer which may be held or owned by the Corporation and to make, execute, and deliver any waiver, proxy, or consent with respect to any such securities.

8.05    Amendment. The power to alter, amend, or repeal these bylaws or to adopt new bylaws is vested in the board of directors, subject to repeal or change by action of the shareholders.

8.06    Invalid Provisions. If any provision of these bylaws is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable; these bylaws shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid, or unenforceable provision there shall be added automatically as a part of these bylaws a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid, and enforceable.

8.07    Headings. The headings used in these bylaws are for reference purposes only and do not affect in any way the meaning or interpretation of these bylaws.

CERTIFICATE

These Amended and Restated Bylaws were adopted by the Board of Directors of the Corporation on July 3, 1996.

/s/ F. Robert Merrill III F. Robert Merrill III Secretary

EXHIBIT 11.1

                     Advanced Neuromodulation Systems, Inc.
                       Computation of Earnings Per Share
                            Years Ended December 31

                                                            2000          1999         1998
                                                        ------------  ------------  ------------
Basic earnings per share:

    Weighted average common
        shares outstanding                                7,484,572     7,583,159     8,314,290
                                                        ------------  ------------  ------------

    Net earnings from continuing operations             $   953,644   $ 6,003,281   $ 2,585,706
    Net earnings from discontinued operations                    --            --     4,373,496
                                                        ------------  ------------  ------------
    Net earnings                                        $   953,644   $ 6,003,281   $ 6,959,202
                                                        ------------  ------------  ------------

    Net earnings from continuing operations
        per share                                       $     0.13    $     0.79    $     0.31
    Net earnings from discontinued operations
        per share                                               --            --          0.53
                                                        ------------  ------------  ------------
    Net earnings per share                              $     0.13    $     0.79    $     0.84
                                                        ------------  ------------  ------------

Diluted earnings per share:

    Weighted average common
        shares outstanding                                7,484,572     7,583,159     8,314,290
    Stock options and warrants--based on the treasury
        stock method using average market price             843,597       419,928       229,750
                                                        ------------  ------------  ------------
    Diluted common and common equivalent
        shares outstanding                                8,328,169     8,003,087     8,544,040
                                                        ------------  ------------  ------------

    Net earnings from continuing operations             $   953,644   $ 6,003,281   $ 2,585,706
    Net earnings from discontinued operations                    --            --     4,373,496
                                                        ------------  ------------  ------------
    Net earnings                                        $   953,644   $ 6,003,281   $ 6,959,202
                                                        ------------  ------------  ------------

    Net earnings from continuing operations
        per share                                       $     0.11    $     0.75    $     0.30
    Net earnings from discontinued operations
        per share                                               --            --          0.51
                                                        ------------  ------------  ------------
    Net earnings per share                              $     0.11    $     0.75    $     0.81
                                                        ------------  ------------  ------------

EXHIBIT 21.1

SUBSIDIARIES

The Company has no "significant subsidiaries" as defined in Rule 1-02 (w) of Regulation S-X.

EXHIBIT 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 - Nos. 2-82414, 2-91410, 33-235312, 33-00967 and 333-75879, and Form S-3 - Nos. 333-40927 and 333-53440) pertaining to the Advanced Neuromodulation Systems, Inc. 1979 Amended and Restated Employees’ Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Directors’ Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1987 Employees’ Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1995 Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Sales and Marketing Employees Stock Option Plan; the Heaton Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1998 Stock Option Plan; the registration of 100,000 shares of Common Stock issued pursuant to a Common Stock Purchase Warrant between Advanced Neuromodulation Systems, Inc. and Robert L. Swisher, Jr., the registration of 1,223,825 shares of Common Stock issued pursuant to an Agreement and Plan of Merger dated November 30, 2000 between the Company and Hi-tronics Designs, Inc. and an Asset Purchase Agreement dated as of January 2, 2001 between the Company and Implantable Devices Limited Partnership, ESOX Technology Corporation and Implantable Devices, Inc. and the related Prospectuses of our report dated March 2, 2001, with respect to the consolidated financial statements of Advanced Neuromodulation Systems, Inc. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2000.

/s/Ernst and Young LLP Ernst and Young LLP

Dallas, Texas
March 27, 2001

EXHIBIT 27.1