Form 10-Q
period 2001-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2001-05-15
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on May 7, 2001 was 8,917,649

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

Part I. Financial Information	2

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) March 31, 2001 and December 31, 2000	3-4

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2001 and 2000	6

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) For the Year Ended December 31, 2000 and the Three Months Ended March 31, 2001	7

Notes to Condensed Consolidated Financial Statements	8-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Part II. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000

                                                       March 31,    December 31,
Assets                                                    2001          2000
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  8,378,649  $  9,528,721
   Certificates of deposit with maturities
      over 90 days at purchase                            655,000     1,040,000
   Marketable securities                                1,611,437     1,038,317
   Receivables:
      Trade accounts, less allowance for doubtful
         accounts of $207,990 in 2001
         and $213,249 in 2000                           5,322,199     5,164,231
      Interest and other                                  279,760       734,550
                                                     ------------- -------------
         Total receivables                              5,601,959     5,898,781
                                                     ------------- -------------
   Inventories:
      Raw materials                                     4,016,287     3,432,335
      Work-in-process                                   1,390,665     1,075,111
      Finished goods                                    2,685,213     2,580,193
                                                     ------------- -------------
         Total inventories                              8,092,165     7,087,639
                                                     ------------- -------------
   Deferred income taxes                                1,327,006     1,282,072
   Refundable income taxes                                   ---        359,953
   Prepaid expenses and other current assets              410,032     1,064,850
                                                     ------------- -------------
         Total current assets                          26,076,248    27,300,333
                                                     ------------- -------------
Equipment and fixtures:
   Furniture and fixtures                               2,998,196     2,900,149
   Machinery and equipment                              7,277,662     6,585,774
   Leasehold improvements                               1,528,241     1,525,542
                                                     ------------- -------------
                                                       11,804,099    11,011,465
   Less accumulated depreciation and amortization       4,871,433     4,390,113
                                                     ------------- -------------
         Net property, plant and equipment              6,932,666     6,621,352
                                                     ------------- -------------
Cost in excess of net assets acquired, net of
   accumulated amortization of $2,986,975 in 2001
   and $2,847,824 in 2000                               7,824,689     7,963,840
Patents, net of accumulated amortization of
   $726,647 in 2001 and $674,220 in 2000                5,666,948     3,104,254
Purchased technology from acquisitions, net of
   accumulated amortization of $1,600,000
   in 2001 and $1,533,334 in 2000                       2,400,000     2,466,666
Tradenames, net of accumulated amortization
   of $749,993 in 2001 and $718,745 in 2000             1,750,007     1,781,255
Other assets, net of accumulated amortization
   of $244,148 in 2001 and $221,320 in 2000               563,536       326,866
                                                     ------------- -------------
                                                     $ 51,214,094  $ 49,564,566
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
March 31, 2001 and December 31, 2000

                                                       March 31,    December 31,
Liabilities and Stockholders' Equity                      2001          2000
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,821,305  $  1,144,103
   Customer deposits                                    1,190,729       543,885
   Accrued salary and employee benefit costs              716,455     1,293,065
   Accrued tax abatement liability                        969,204       969,204
   Warranty reserve                                       556,557       422,182
   Short-term obligations                                    ---        131,500
   Current maturities of long-term notes payable           47,822        29,601
   Income taxes payable                                   172,367        67,240
   Obligations under capital leases                        52,299        69,918
   Other accrued expenses                                 238,751       410,811
                                                     ------------- -------------
         Total current liabilities                      5,765,489     5,081,509
                                                     ------------- -------------
Deferred income taxes                                   2,320,878     2,354,170
Long-term notes payable                                   178,094       211,681
Non-current customer deposits                             241,315     1,475,393

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued 8,913,359 shares
      in 2001 and 8,883,059 in 2000                       445,668       444,153
   Additional capital                                  36,133,790    34,469,471
   Retained earnings                                    6,185,283     6,539,223
   Cost of common shares in treasury; 119,100
      shares in 2000                                         ---       (927,793)
   Accumulated other comprehensive income (loss),
      net of tax benefit of $29,069 in 2001
      and $42,883 in 2000                                 (56,423)      (83,241)
                                                     ------------- -------------
         Total stockholders' equity                    42,708,318    40,441,813

                                                     ------------- -------------
                                                     $ 51,214,094  $ 49,564,566
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2001 and 2000

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                        2001          2000
                                                   -------------- --------------

Net revenue                                        $  8,340,810   $ 7,427,624
Cost of revenue                                       3,572,789     3,444,525
                                                   -------------- --------------
         Gross profit                                 4,768,021     3,983,099
                                                   -------------- --------------
Operating expenses:
   Research and development                           1,147,530       980,668
   Marketing                                          2,056,978     1,629,831
   Amortization of intangibles                          312,320       306,871
   General and administrative                           918,429       940,677
                                                   -------------- --------------
                                                      4,435,257     3,858,047
                                                   -------------- --------------
         Earnings from operations                       332,764       125,052
                                                   -------------- --------------
Other income (expenses):
   Acquisition related costs                           (483,766)         ---
   Interest expense                                     (10,460)      (11,473)
   Interest and other income                            148,302       165,028
                                                   -------------- --------------
                                                       (345,924)      153,555
                                                   -------------- --------------
         Earnings (loss) before income taxes            (13,160)      278,607
Income taxes (benefit)                                   (6,899)      123,052
                                                   -------------- --------------
         Net earnings (loss)                       $     (6,261)  $   155,555
                                                   ============== ==============

Basic earnings (loss) per share:
                                                   ============== ==============
         Net earnings                              $       ---    $       .02
                                                   ============== ==============

Diluted earnings (loss) per share:
                                                   ============== ==============
         Net earnings                              $       ---    $       .02
                                                   ============== ==============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2001 and 2000

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2001          2000
                                                   -------------- --------------
Cash flows from operating activities:
   Net earnings (loss)                             $     (6,261)  $   155,555
   Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     762,286       687,964
      Gain on sale of assets                               ---        (36,727)
      Deferred income taxes                             (33,292)      (99,910)
      Changes in operating assets
       and liabilities:
         Receivables                                     99,483       388,177
         Inventories                                   (908,046)     (216,072)
         Refundable income taxes                        359,953          ---
         Prepaid expenses and other assets              817,883       547,934
         Customer deposits                             (317,563)     (393,420)
         Income taxes payable                            82,989      (128,048)
         Accounts payable                               597,528      (726,104)
         Accrued expenses                              (558,191)     (682,571)
                                                   -------------- --------------
             Total adjustments                          903,030      (658,777)
                                                   -------------- --------------
             Net cash provided by (used in)
               operating activities                     896,769      (503,222)
                                                   -------------- --------------

Cash flows from investing activities:
   Proceeds from certificates of deposits
      with maturities over 90 days                      385,000          ---
   Purchases of marketable securities                (1,032,487)         ---
   Proceeds from sales of marketable securities         500,000       142,899
   Additions to patents and intangible assets          (424,961)      (38,061)
   Additions to equipment and fixtures                 (778,118)     (268,990)
                                                   -------------- --------------
             Net cash used in investing activities   (1,350,566)     (164,152)
                                                   -------------- --------------

Cash flows from financing activities:
   Payment of obligations under capital leases          (12,821)      (19,359)
   Payment of short-term obligations                   (129,333)       (6,500)
   Payment of long-term obligations                     (11,613)         ---
   Exercise of stock options                            129,936       360,162
                                                   -------------- --------------
             Net cash used in financing activities      (23,831)      334,303
                                                   -------------- --------------

Net decrease in cash and cash equivalents              (477,628)     (333,071)
Net cash used by Hi-tronics in
   December 2000 (see Note 1)                          (672,444)         ---
Cash and cash equivalents at beginning of year        9,528,721     9,204,881
                                                   -------------- --------------
Cash and cash equivalents at March 31              $  8,378,649   $ 8,871,810
                                                   ============== ==============

Supplemental cash flow information is
   presented below:
Income taxes paid                                  $       ---    $ 2,288,000
                                                   ============== ==============
Interest paid                                      $      7,319   $     9,273
                                                   ============== ==============

Non-cash activity:
Stock issued for patents and intangible assets     $  2,426,662   $      ---
                                                   =============  ==============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Wide table - columns continue on following page)

                                 Common Stock         Additional     Retained
                             Shares        Amount       Capital      Earnings
                         ------------- ------------- ------------- -------------
Balance at
December 31, 1999           8,883,059  $    444,153  $ 34,598,112  $  5,706,765
   Net earnings                  ---           ---           ---        832,458
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---
   Comprehensive
     Income
   Issuance of 32,900
     shares from treasury
     for private placement       ---           ---        100,000          ---
   Issuance of 337,941
     shares from
     treasury for stock
     option exercises            ---           ---       (832,999)         ---
   Tax benefit from
     employee stock
     option exercise             ---           ---        604,358          ---
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2000           8,883,059       444,153    34,469,471     6,539,223
   Net loss                      ---           ---           ---         (6,261)
   Net loss of
     Hi-tronics
     for December 2000
     (see Note 1)                ---           ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---
   Comprehensive
     Loss
   Compensation
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in
     December 2000               ---           ---         37,029          ---
   Issuance of
     119,100 from
     treasury for
     acquisition                 ---           ---      1,498,869          ---
   Issuance of
     shares  for
     stock option
     exercises                 30,300         1,515       128,421          ---
                         ------------- ------------- ------------- -------------
Balance at
March 31, 2001              8,913,359  $    445,668  $ 36,133,790  $  6,185,283
                         ============= ============= ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Table Continued)
                              Other                      Total
                         Comprehensive   Treasury    Stockholders'
                         Income (Loss)     Stock         Equity
                         ------------- ------------- -------------
Balance at
December 31, 1999        $   (222,581) $ (3,990,242) $ 36,536,207
   Net earnings                  ---           ---        832,458
   Adjustment to
     unrealized
     losses on
     marketable
     securities               139,340          ---        139,340
   Comprehensive                                     -------------
     Income                                               971,798
   Issuance of 32,900                                -------------
     shares from treasury
     for private placement       ---        300,000       400,000
   Issuance of 337,941
     shares from
     treasury for stock
     option exercises            ---      2,762,449     1,929,450
   Tax benefit from
     employee stock
     option exercise             ---           ---        604,358
                         ------------- ------------- -------------
Balance at
December 31, 2000             (83,241)     (927,793)   40,441,813
   Net loss                      ---           ---         (6,261)
   Net loss of
     Hi-tronics
     for December 2000
     (see Note 1)                ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---         26,818
   Comprehensive                                     -------------
     Loss                                                (327,122)
   Compensation                                      -------------
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in December 2000    ---           ---         37,029
   Issuance of
     119,100 from
     treasury for
     acquisition                 ---        927,793     2,426,662
   Issuance of 30,300
     shares  for
     stock option
     exercises                   ---           ---        129,936
                         ------------- ------------- -------------
Balance at
March 31, 2001           $    (56,423) $       ---   $ 42,708,318
                         ============= ============= =============

See accompanying notes to condensed consolidated financial statements.

Page 7-A

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(1)	Business/New Accounting Standards

Advanced Neuromodulation Systems, Inc. (the “Company” or “ANS”) designs, develops, manufactures and markets implantable medical device systems used to manage chronic intractable pain and other disorders of the central nervous system. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

On January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI’s outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis and accordingly prior periods have been restated. HDI developed and is the manufacturer of the Company’s totally implantable pulse generator (IPG) and is also the manufacturer of the transmitter used with the Company’s Renew® radio-frequency spinal cord stimulation system.

Prior to the Company’s acquisition of HDI, HDI’s fiscal year ended on November 30. The Condensed Consolidated Balance Sheet at December 31, 2000 combines the Balance Sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Condensed Consolidated Statement of Stockholders’ Equity for the period ended March 31, 2001 and are not reflected in the Condensed Consolidated Statements of Operations. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

Net revenue	$ 119,481
Loss before income tax benefit	$ (591,600)
Net loss	$ (347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

Net cash used by operating activities	$ (647,210)
Net cash used by investing activities	$ (14,516)
Net cash used by financing activities	$ (10,718)
Net decrease in cash	$ (672,444)

On January 2, 2001, the Company acquired the assets (primarily intellectual property consisting of patents) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of common stock valued at $2.43 million.

The research and development, manufacture, sale and distribution of medical devices are subject to extensive regulation by various public agencies, principally the Food and Drug Administration and corresponding state, local and foreign agencies. Product approvals and clearances can be delayed or withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the financial position or results of operations of the Company because the Company has no derivatives or hedges.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Notes Payable

The Company has an outstanding note payable at March 31, 2001 with a principal balance of $225,916. The note was entered into during March 2000, has a five-year term, and bears interest at a fixed rate of 9 percent per annum. The monthly installments for principal and interest are $5,623. The loan is secured by the equipment purchased from the proceeds of the note and accounts receivable of HDI. Maturities of the note payable are as follows: $36,203 in 2001, $52,373 in 2002, $57,357 in 2003, $62,797 in 2004 and $17,186 in 2005.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(4)	Marketable Securities

The following is a summary of available-for-sale securities at March 31, 2001:

                                               Gross       Gross
                                             Unrealized  Unrealized   Estimated
                                    Cost       Gains      Losses     Fair Value
                                ----------- ----------- ----------- ------------
     Investment grade
       preferred security       $  250,000  $     ---   $   56,200  $   193,800
     Investment grade
       municipal bonds           1,349,247       3,274       3,884    1,348,637
     Real estate investment
       trust                        97,682        ---       28,682       69,000
                                ----------- ----------- ----------- ------------
                                $1,696,929  $    3,274  $   88,766  $ 1,611,437
                                =========== =========== =========== ============
Estimated fair value for the investment grade preferred security and real estate investment trust are determined by the closing prices as reported on the New York Stock Exchange at each financial reporting period. In the case of the investment grade municipal bonds, the brokerage firms holding such bonds provide the values at each reporting period by utilizing a standard pricing service.

At March 31, 2001, no individual security represented more than 45 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 2001.

(5)	Commitments and Contingencies

In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. Under the terms of the lease agreement, the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease is on a month-to-month basis at a monthly rental rate of $10,891. The Company also leases 15,000 square feet of space in Hackettstown, New Jersey used for the OEM manufacturing operations. The Hackettstown lease, which expires on December 31, 2001, has a monthly rental rate of $9,636 and is renewable for three additional one-year periods. In addition, during January 2001, the Company leased 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space. The lease on the 2,200 square feet expires on June 30, 2002 and has a monthly rental rate of $2,269. All of the New Jersey monthly lease rates include certain operating expenses such as property taxes, insurance, utilities, landscape and maintenance and janitorial services.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Other than the facility leases discussed above, the Company has no material commitments under noncancelable operating leases at March 31, 2001.

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

The Company is involved in a contractual dispute with a former customer of HDI, Cyberonics Inc., relating to the development and manufacture of components for the Cyberonics NCP System. HDI and Cyberonics agree that the contractual relationship has been terminated, but the companies dispute who was first to terminate and the ramifications of termination. The dispute has been submitted for binding arbitration and is now pending before the American Arbitration Association. The Company has asserted a claim for breach of contract by Cyberonics and seeks the contractual termination fee of approximately $800,000 plus the payment of outstanding accounts receivable and purchase of inventory related to the model 101 NCP stimulator. The Company is also seeking a declaration of its rights that survive termination of the contract, such as access to intellectual property under the contract. The loss of the Company’s right to maintain the existing intellectual property sublicenses could have an adverse impact on its business.

In response, Cyberonics has asserted a counterclaim of breach against the Company and is seeking monetary remedies in excess of contractual provisions. The Company believes its claims against Cyberonics are valid and that valid defenses exist for Cyberonic’s counterclaims.

In light of the preliminary state of the dispute and the inherent uncertainties involved in the arbitration with Cyberonics, the Company is not able to assess at this time the likelihood of a favorable or unfavorable outcome or range of any possible gain or loss.

Except for the product liability claims, contractual dispute with Cyberonics and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(6)	Income Taxes

The Company recorded an income tax benefit during the three months ended March 31, 2001 of $6,899. The Company expects its effective tax rate during fiscal 2001 to approximate 52 percent. The Company’s expenses for amortization of costs in excess of net assets acquired (goodwill) and costs incurred in the acquisition of Hi-tronics Designs, Inc. recorded in the first quarter of 2001 of $483,766, are not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher expected effective tax rate during 2001 compared to the U.S. statutory rate of 34 percent for corporations. The Company recorded income tax expense during the three months ended March 31, 2000 of $123,052, an overall effective tax rate of 44.2 percent. The Company’s expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate in the 2000 period compared to the U.S. statutory rate for corporations of 34 percent.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(7)	Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for the three months ended March 31, 2001 and 2000 are based upon 8,894,785 and 8,435,570 shares, respectively. Diluted earnings per share for the three months ended March 31, 2001 and 2000 are based upon 9,788,945 and 9,309,102 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2001          2000
                                                   -------------- --------------
   Weighted-average shares outstanding
      (basic shares)                                  8,894,785     8,435,570
   Effect of dilutive instruments
         Stock options                                  894,160       815,113
         Warrants                                          ---         58,419
                                                   -------------- --------------
         Dilutive potential common shares               894,160       873,532
                                                   -------------- --------------
         Diluted shares                               9,788,945     9,309,102
                                                   ============== ==============
For the three months ended March 31, 2001 and 2000, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended March 31, 2001, options to purchase 23,000 shares at an average price of $20.375 were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for that period and, therefore, the effect would be antidilutive. For the three months ended March 31, 2000, all options and warrants were included in the computation of diluted earnings per share since all exercise prices were less than the average market price of the common shares for that three month period.

(8)	Comprehensive Income

Total comprehensive income for 2000 and for the three months ended March 31, 2001 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Comprehensive income for the three months ended March 31, 2000 is as follows:

                                                    Three Months Ended
                                                      March 31, 2000
                                                    ------------------
              Net earnings                          $       155,555
              Other comprehensive income (loss)                (981)
                                                    ------------------
              Comprehensive income                  $       154,574
                                                    ==================

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(9)	Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The HDI O.E.M. segment provides contract development and O.E.M. manufacturing of electro-mechanical devices.

Segment data for the three months ended March 31, 2001 is as follows:

                                Neuro        HDI      Intercompany  Consolidated
                              Products     O.E.M.     Eliminations     Total
                            ------------ ------------ ------------ -------------
    Revenue from external
      customers             $ 6,338,303  $ 2,002,507  $      ---   $  8,340,810
    Intersegment revenues   $      ---   $   397,992  $  (397,992) $       ---
    Segment profit          $   204,367  $   128,397  $      ---   $    332,764
    Segment assets          $48,104,649  $ 6,547,082  $(3,437,637) $ 51,214,094
Segment data for the three months ended March 31, 2000 is as follows:

                                Neuro        HDI      Intercompany  Consolidated
                              Products     O.E.M.     Eliminations     Total
                            ------------ ------------ ------------ -------------
    Revenue from external
      customers             $ 5,598,864  $ 1,828,760  $      ---   $  7,427,624
    Intersegment revenues   $      ---   $   488,381  $  (488,381) $       ---
    Segment profit (loss)   $   193,829  $   (68,777) $      ---   $    125,052
    Segment assets          $42,988,408  $ 4,984,130  $(1,040,170) $ 46,932,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Also on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI or Hi-tronics), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. We acquired HDI through a stock-for-stock merger in which we issued 1,104,725 shares of ANS common stock. The transaction is accounted for on a pooling of interests basis and accordingly, prior year results have been restated. HDI developed and is the manufacturer of our Genesis™ totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and is also the OEM manufacturer of the transmitter used with our Renew® radio-frequency spinal cord stimulation system. HDI was founded in 1987 and has developed more than thirty medical devices for some of the leading medical device companies. The core strength of HDI is in developing highly sophisticated electronic circuits with very low power requirements, utilizing both discreet and highly integrated technology. We believe this competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In addition, the merger should result in vertical integration benefits in manufacturing that should in turn enhance margins on our current and future products. HDI’s revenues for its fiscal 2000, which ended November 30, 2000, were approximately $10.4 million, including approximately $1.6 million of revenue associated with sales to ANS.

As a result of HDI’s fiscal year ending on a different date than the Company, for the one-month period ended December 31, 2000 the results of operations of HDI have been charged directly to retained earnings in the Condensed Consolidated Statement of Stockholders’ Equity for the period ended March 31, 2001. During the month of December 2000, HDI recorded net revenue of $119,481 and a loss before income tax benefit of $591,600. The net loss for the one-month period ended December 31, 2000 was $347,679. Results of HDI for this one-month period were negatively impacted by a problem with a component supplied by a vendor. This resulted in substantially lower than normal revenue since the products using the component could not be manufactured and delivered. The component problem has been resolved with the vendor and shipments of products using the component commenced in late January 2001.

On February 26, 2001, the FDA notified us that it had denied our petition to reclassify Totally Implanted Spinal Cord Stimulators (IPGs) for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. The FDA’s denial was surprising and disappointing principally because at a presubmission meeting with the FDA, the agency itself had recommended that ANS submit a reclassification petition as the "least burdensome path to market" instead of the PMA process. An FDA Advisory Panel also had recommended the reclassification and the agency itself had supported the panel recommendation as late as September 6, 2000. We are currently appealing the decision, while simultaneously pursuing the PMA process to gain approval to market the IPG in the United States. We are marketing the IPG product in Europe. Industry analysts estimate that the IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs will approach $175 million in 2001, and that the market is growing at a 25% to 30% annual rate. Currently in the United States, Medtronic, Inc. is the sole provider of IPGs.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and 2000

We reported a net loss of $6,300 or nil per diluted share for the three months ended March 31, 2001, compared to net earnings of $156,000 or $.02 per diluted share in the same 2000 period. The net loss during the three months ended March 31, 2001 was the result of a $484,000 expense for costs associated with our acquisition of HDI on January 2, 2001. These costs were expensed instead of capitalized because the acquisition is accounted for under the pooling of interests method. Excluding such acquisition related costs, on a pro forma basis, net earnings were $269,000 or $.03 per diluted share for the three month period ended March 31, 2001.

Net revenue was $8.34 million for the three months ended March 31, 2001 compared to $7.43 million in the comparable 2000 period. This growth of 12% in net revenue was primarily attributable to continued strong sales of our advanced Renew® radio-frequency spinal cord stimulation system for the treatment of chronic intractable pain, and stronger OEM revenue at HDI, which we acquired on January 2, 2001.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, we are a market share and technology leader in the radio-frequency stimulation segment of the neuromodulation market, which is expected by industry analysts to approach $50 million in 2001. During the past several years, to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to aggressively invest in development projects, including our IPG for spinal cord stimulation, IPG for deep brain stimulation and our proprietary AccuRx constant flow implantable infusion pump. We plan to continue these efforts in 2001.

Gross profit increased to $4.77 million during the three months ended March 31, 2001 from $3.98 million in 2000, due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 57.2 percent in 2001 compared to 53.6 percent in 2000, due to higher margin business at HDI in the 2001 quarter compared to the same period a year ago.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $4.44 million for the three months ended March 31, 2001 from $3.86 million in the same period during 2000. As a percentage of net revenue, these expenses increased to 53.2 percent in 2001 from 51.9 percent in 2000 for the most part due to higher sales and marketing expense discussed below.

Research and development expense increased to $1.15 million during the three months ended March 31, 2001, or 13.8 percent of net revenue during the period, from $981,000 during the same period in 2000, or 13.2 percent of net revenue during the prior year period. This increase in the absolute dollar amount in 2001 compared to 2000 was the result of higher consulting expense and test material expense. Expenditures for research and development during the first quarter of 2001 continued to be directed toward development of our next generation radio-frequency stimulation system platform, our IPG stimulation system platforms for both spinal cord stimulation and deep brain stimulation and our implantable infusion pump platforms.

We received CE mark approval for our IPG stimulation system and began our market launch into the European markets in the first quarter of 2001. We also received CE mark approval on our AccuRx constant flow implantable infusion pump and expect to launch it in the European market during the second quarter of 2001. In the United States, we have received the necessary clearance from the FDA to initiate clinical trials for the AccuRx infusion pump and initiated the trials during the first quarter of 2001. We are currently preparing our PMA submission for filing with the FDA following the February 26, 2001 denial of our petition for reclassification of this IPG.

Marketing expense, as a percentage of net revenue from product sales, increased to 24.7 percent during the three months ended March 31, 2001 from 21.9 percent in the same 2000 period, and the absolute dollar amount increased from $1.63 million during 2000 to $2.06 million in 2001. This increase in the absolute dollar amount during 2001 compared to 2000 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain territories, higher expense for education and training of new implanters and expense for new product introductions in international markets.

General and administrative expense decreased slightly from $941,000 during the three months ended March 31, 2000 to $918,000 during the same period in 2001, and as a percentage of net revenue, decreased to 11.0 percent in 2001 from 12.7 percent during 2000. The dollar decrease in this expense of $23,000 during 2001 was principally the result of lower salary expense from a reduction in certain salaries of the former owners of HDI effective on January 2, 2001 when we acquired HDI.

Amortization of intangibles increased slightly to $312,000 during the three months ended March 31, 2001 from $307,000 in the same period in 2000, due to expense from additional patents we have licensed.

Other income decreased to an expense of $346,000 for the three months ended March 31, 2001 from income of $154,000 during the same period in 2000 primarily as a result of an expense of $484,000 for costs associated with the acquisition of HDI.

Income tax expense decreased from $123,000 during the three months ended March 31, 2000 to a benefit of $6,900 for the same period in 2001. The 2001 period reflects a loss before income taxes of $13,000 due to the costs associated with the acquisition of HDI recorded in the first quarter of 2001. We expect our effective tax rate during fiscal 2001 to approximate 52 percent due to our expense for amortization of costs in excess of net assets acquired (goodwill) and the $484,000 expense for costs associated with the acquisition of HDI are not deductible for tax purposes, and when combined with a provision for state taxes, results in the higher effective tax rate during 2001 compared to the U.S. statutory rate for corporations of 34 percent. For the three- month period in 2000, the effective tax rate was 44.2 percent, which is higher than the U.S. statutory rate for corporations of 34 percent again due to our goodwill expense not being deductible for tax purposes.

Liquidity and Capital Resources

At March 31, 2001 our working capital decreased to $20.31 million from $22.22 million at year-end 2000. The ratio of current assets to current liabilities was 4.52:1 at March 31, 2001, compared to 5.37:1 at December 31, 2000. Cash, cash equivalents and marketable securities totaled $10.65 million at March 31, 2001 compared to $11.61 million at December 31, 2000.

We increased our investment in inventories to $8.1 million at March 31, 2001, from $7.1 million at December 31, 2000. This increase from year-end 2000 was primarily the result of two factors. First, in anticipation of our market launch of our Genesis IPG and AccuRx implantable infusion pump products in international markets during the first quarter and second quarter of 2001, we purchased raw material inventory and built finished goods inventory of these products. Second, we increased our investment in inventories at HDI in anticipation of increased O.E.M. orders beginning in the second quarter of 2001. We expect our inventory level to remain at this level throughout the remainder of the year unless we receive approval from the FDA to market our IPG in the United States, at which time we would increase our finished goods inventory for the IPG.

We spent $778,000 during the three months ended March 31, 2001 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, machinery and equipment used in our manufacturing processes. We expect capital expenditures for the remainder of fiscal 2001 to approximate $725,000. We also spent $425,000 during the three months ended March 31, 2001 for patents and non-compete agreements.

We believe our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operations was $897,000 for the three months ended March 31, 2001, while operating activities used $503,000 during the same period a year earlier. Although we reported net earnings of $156,000 during the 2000 period compared to a net loss of $6,300, we used cash in our operating activities during 2000 primarily due to changes in components of working capital. We used $1.9 million in the 2000 period to reduce our level of current liabilities including customer deposits, accounts payable, income taxes payable and accrued expenses.

Net cash used in investing activities was $1,351,000 for the three months ended March 31, 2001 compared to $164,000 for the same period in 2000, an increase of $1,187,000. This increased use of cash in investing activities during the 2001 period compared to 2000 was the result of higher capital expenditures for equipment and fixtures, higher expenditures for patents and non–compete agreements and higher net purchases of investments.

Net cash used in financing activities was $24,000 for the three months ended March 31, 2001, while financing activities for the same period in 2000 provided cash of $334,000. During the first quarter of 2001, we used $154,000 to reduce certain debt obligations while we received $130,000 from the exercise of stock options. During the first quarter of 2000, we received $360,000 from the exercise of stock options while we used $26,000 to reduce our obligations under certain debt agreements.

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

Forward-Looking Statements

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “potential”, “new market applications” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

These risks and uncertainties include the following:

  completion of research and development projects in an efficient and timely manner obtaining regulatory approvals on a timely and cost efficient basis to permit the introduction of new products, including our IPG stimulation system for treatment of pain of the trunk and/or limbs domination of the market for stimulation systems and implantable infusion pumps by Medtronic, Inc.
  entering into suitable strategic alliances that enable us to leverage our technology into other markets the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products the adequacy, acceptability and timeliness of component supply the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid retention of major customers
  the efficacy of our products for new applications
  general economic risks
  other risks detailed time to time in our SEC public filings.

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

Quantitative and Qualitative Disclosures About Market Risk

For the period ended March 31, 2001, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- ByLaws (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

(b)	The Company filed a report on Form 8-K on January 9, 2001, to report the consummation of the acquisition of Hi-tronics Designs, Inc. on January 2, 2001.

The Company filed a report on Form 8-K on January 18, 2001 reporting certain information under Regulation FD Disclosure, which the Company intended to disclose in a series of analyst/investor conferences commencing on January 18, 2001.

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: May 15, 2001	By: /s/ F. Robert Merrill III
F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.