Form 10-Q
period 2001-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2001-08-13
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on July 27, 2001 was 8,930,849

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

PART I. FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2001 and December 31, 2000	3-4

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Six Months Ended June 30, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2001 and 2000	6

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) For the Year Ended December 31, 2000 and the Six Months Ended June 30, 2001	7

Notes to Condensed Consolidated Financial Statements	8-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2001 and December 31, 2000

                                                        June 30,    December 31,
Assets                                                    2001          2000
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  9,049,706  $  9,528,721
   Certificates of deposit with maturities
      over 90 days at purchase                             93,000     1,040,000
   Marketable securities                                1,384,556     1,038,317

   Receivables:
    Trade accounts, less allowance for doubtful
      accounts of $178,216 in 2001
      and $213,249 in 2000                              5,760,328     5,164,231
   Interest and other                                     121,189       734,550
                                                     ------------- -------------
         Total receivables                              5,881,517     5,898,781
                                                     ------------- -------------

   Inventories:
    Raw materials                                       4,486,539     3,432,335
    Work-in-process                                     1,558,019     1,075,111
    Finished goods                                      2,985,710     2,580,193
                                                     ------------- -------------
         Total inventories                              9,030,268     7,087,639
                                                     ------------- -------------

   Deferred income taxes                                1,375,441     1,282,072
   Refundable income taxes                                    ---       359,953
   Prepaid expenses and other current assets              753,339     1,064,850
                                                     ------------- -------------
         Total current assets                          27,567,827    27,300,333
                                                     ------------- -------------

Equipment and fixtures:
   Furniture and fixtures                               3,054,168     2,900,149
   Machinery and equipment                              7,477,833     6,585,774
   Leasehold improvements                               1,545,691     1,525,542
                                                     ------------- -------------
                                                       12,077,692    11,011,465
   Less accumulated depreciation and amortization       5,356,940     4,390,113
                                                     ------------- -------------
         Net property, plant and equipment              6,720,752     6,621,352
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
   accumulated amortization of $3,126,125 in 2001
   and $2,847,824 in 2000                               7,685,539     7,963,840
Patents, net of accumulated amortization of
   $823,220 in 2001 and $674,220 in 2000                5,579,346     3,104,254
Purchased technology from acquisitions, net of
   accumulated amortization of $1,666,667 in 2001
   and $1,533,334 in 2000                               2,333,333     2,466,666
Tradenames, net of accumulated amortization of
   $781,241 in 2001 and $718,745 in 2000                1,718,759     1,781,255
Other assets, net of accumulated amortization
   of $292,593 in 2001 and $221,320 in 2000               517,795       326,866
                                                     ------------- -------------
                                                     $ 52,123,351  $ 49,564,566
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2001 and December 31, 2000

                                                        June 30,    December 31,
Liabilities and Stockholders' Equity                      2001          2000
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,619,660  $  1,144,103
   Customer deposits                                    1,486,928       543,885
   Accrued salary and employee benefit costs            1,027,863     1,293,065
   Accrued tax abatement liability                        969,204       969,204
   Warranty reserve                                       594,557       422,182
   Short-term obligations                                     ---       131,500
   Current maturities of long-term notes payable           50,281        29,601
   Income taxes payable                                       ---        67,240
   Obligations under capital leases                        40,090        69,918
   Other accrued expenses                                 376,681       410,811
                                                     ------------- -------------
         Total current liabilities                      6,165,264     5,081,509
                                                     ------------- -------------

Deferred income taxes                                   2,287,586     2,354,170
Long-term notes payable                                   163,815       211,681
Non-current customer deposits                                 ---     1,475,393

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
    25,000,000 shares; issued 8,929,349 shares
    in 2001 and 8,883,059 in 2000                         446,468       444,153
   Additional capital                                  36,531,812    34,469,471
   Retained earnings                                    6,553,797     6,539,223
   Cost of common shares in treasury;
    119,100 shares in 2000                                    ---      (927,793)
   Accumulated other comprehensive income (loss),
    net of tax benefit of $13,082 in 2001
    and $42,883 in 2000                                   (25,391)      (83,241)
                                                     ------------- -------------

         Total stockholders' equity                    43,506,686    40,441,813

                                                     ------------- -------------
                                                     $ 52,123,351  $ 49,564,566
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations (Unaudited)
For the Three Months and Six Months Ended June 30, 2001 and 2000

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                ----------------------- ------------------------
                                    2001       2000        2001         2000
                                ----------- ----------- ----------- ------------
Net revenue                     $ 9,204,721 $ 8,357,988 $17,545,531 $15,785,612
Cost of revenue                   3,934,655   3,727,959   7,507,444   7,172,484
                                ----------- ----------- ----------- ------------
         Gross profit             5,270,066   4,630,029  10,038,087   8,613,128
                                ----------- ----------- ----------- ------------

Operating expenses:
   Research and development       1,233,282     943,905   2,380,812   1,924,573
   Marketing                      2,079,851   1,695,805   4,136,829   3,325,636
   Amortization of intangibles      382,083     307,409     694,403     614,280
   General and administrative     1,043,914   1,112,550   1,962,343   2,053,227
                                ----------- ----------- ----------- ------------
                                  4,739,130   4,059,669   9,174,387   7,917,716
                                ----------- ----------- ----------- ------------
         Earnings from
          operations                530,936     570,360     863,700     695,412
                                ----------- ----------- ----------- ------------

Other income (expenses):
   Acquisition related costs            ---         ---    (483,766)        ---
   Interest expense                  (6,212)    (21,241)    (16,672)    (32,714)
   Interest and other income        153,979     138,432     302,281     303,460
                                ----------- ----------- ----------- ------------
                                    147,767     117,191    (198,157)    270,746
                                ----------- ----------- ----------- ------------

         Earnings before
          income taxes              678,703     687,551     665,543     966,158
Income taxes                        310,189     303,671     303,290     426,723
                                ----------- ----------- ----------- ------------
         Net earnings           $   368,514 $   383,880 $   362,253 $   539,435
                                =========== =========== =========== ============

Net earnings per share:
                                =========== =========== ========================
         Basic                  $      .04  $      .05  $      .04  $      .06
                                =========== =========== =========== ============
         Diluted                $      .04  $      .04  $      .04  $      .06
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2001 and 2000

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          2001          2000
                                                     ------------- -------------
Cash flows from operating activities:
   Net earnings                                      $    362,253  $    539,435
   Adjustments to reconcile net earnings to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     1,629,877     1,385,542
      Loss (gain) on sale of  marketable securities           ---       (36,727)
      Deferred income taxes                              (131,006)     (131,780)
      Changes in operating assets and liabilities:
        Receivables                                      (179,199)      518,359
        Inventories                                    (1,846,149)      (86,725)
        Refundable income taxes                           359,953           ---
        Prepaid expenses and other assets                 496,696       422,218
        Customer deposits                                (262,679)     (760,012)
        Income taxes payable                              201,423      (259,339)
        Accounts payable                                  395,883    (1,044,001)
        Accrued expenses                                  (70,853)     (401,501)
                                                     ------------- -------------
           Total adjustments                              593,946      (393,966)
                                                     ------------- -------------
           Net cash provided by operating activities      956,199       145,469
                                                     ------------- -------------

Cash flows from investing activities:
   Purchase of certificates of deposit with
    maturities over 90 days                                   ---    (1,139,000)
   Proceeds from certificates of deposits with
    maturities over 90 days                               947,000           ---
   Purchases of marketable securities                  (1,686,557)          ---
   Proceeds from sales of marketable securities         1,427,970       142,899
   Additions to patents and intangible assets            (459,632)      (52,756)
   Additions to equipment and fixtures                 (1,051,711)     (613,664)
                                                     -------------- ------------
           Net cash used in investing activities         (822,930)   (1,662,521)
                                                     ------------- -------------

Cash flows from financing activities:
   Proceeds from long-term obligations                        ---       270,000
   Payment of obligations under capital leases            (25,031)      (39,159)
   Payment of short-term obligations                     (129,333)      (19,677)
   Payment of long-term obligations                       (23,433)          ---
   Exercise of stock options                              237,957       402,601
                                                     ------------- -------------
           Net cash provided by financing activities       60,160       613,765
                                                     ------------- -------------

Net increase (decrease) in cash and cash equivalents      193,429      (903,287)
Net cash used by Hi-tronics in December 2000
   (see Note 1)                                          (672,444)          ---
Cash and cash equivalents at beginning of year          9,528,721     9,204,881
                                                     ------------- -------------
Cash and cash equivalents at June 30                 $  9,049,706  $  8,301,594
                                                     ============= =============

Supplemental cash flow information is presented
  below:
Income taxes paid                                    $    290,000  $    791,304
                                                     ============= =============
Interest paid                                        $     13,531  $     30,514
                                                     ============= =============

Non-cash activity:
Stock issued for patents and intangible assets       $  2,426,662  $        ---
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
   Comprehensive
     Income
   Issuance of 32,900
     shares from treasury
     for private placement       ---           ---        100,000          ---
   Issuance of 337,941
     shares from
     treasury for stock
     option exercises            ---           ---       (832,999)         ---
   Tax benefit from
     employee stock
     option exercise             ---           ---        604,358          ---
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2000           8,883,059       444,153    34,469,471     6,539,223
   Net earnings                  ---           ---           ---        362,253
   Net loss of
     Hi-tronics
     for December 2000
     (see Note 1)                ---           ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---
   Comprehensive
     Income
   Compensation
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in
     December 2000               ---           ---         37,029          ---
   Issuance of
     119,100 from
     treasury for
     acquisition                 ---           ---      1,498,869          ---
   Tax benefit from
     employee stock
     option exercise             ---           ---        290,801          ---
   Issuance of
     shares  for
     stock option
     exercises                 46,290         2,315       235,642          ---
                         ------------- ------------- ------------- -------------
Balance at
June 30, 2001               8,929,349  $    446,468  $ 36,531,812  $  6,553,797
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
   Adjustment to
     unrealized
     losses on
     marketable
     securities               139,340          ---        139,340
   Comprehensive                                     -------------
     Income                                               971,798
   Issuance of 32,900                                -------------
     shares from treasury
     for private placement       ---        300,000       400,000
   Issuance of 337,941
     shares from
     treasury for stock
     option exercises            ---      2,762,449     1,929,450
   Tax benefit from
     employee stock
     option exercise             ---           ---        604,358
                         ------------- ------------- -------------
Balance at
December 31, 2000             (83,241)     (927,793)   40,441,813
   Net earnings                  ---           ---        362,253
   Net loss of
     Hi-tronics
     for December 2000
     (see Note 1)                ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                57,850         ---          57,850
   Comprehensive                                     -------------
     Income                                                72,424
   Compensation                                      -------------
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in December 2000    ---           ---         37,029
   Issuance of
     119,100 from
     treasury for
     acquisition                 ---        927,793     2,426,662
   Tax benefit from
     employee stock
     option exercise             ---           ---        290,801
   Issuance of 30,300
     shares  for
     stock option
     exercises                   ---           ---        237,957
                         ------------- ------------- -------------
Balance at
June 30, 2001            $    (25,391) $       ---   $ 43,506,686
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

On January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI's outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis and accordingly prior periods have been restated. HDI developed and is the manufacturer of the Company's totally implantable pulse generator (IPG) and is also the manufacturer of the transmitter used with the Company's Renew® radio-frequency spinal cord stimulation system.

Prior to the Company's acquisition of HDI, HDI's fiscal year ended on November 30. The Condensed Consolidated Balance Sheet at December 31, 2000 combines the Balance Sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Condensed Consolidated Statement of Stockholders' Equity for the period ended June 30, 2001 and are not reflected in the Condensed Consolidated Statements of Operations. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

Net revenue	$ 119,481
Loss before income tax benefit	$ (591,600)
Net loss	$ (347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

Net cash used by operating activities	$ (647,210)
Net cash used by investing activities	$ (14,516)
Net cash used by financing activities	$ (10,718)
Net decrease in cash	$ (672,444)

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the financial position or results of operations of the Company because the Company has no derivatives or hedges.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS 141 and SFAS 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS 142 on January 1, 2002.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Notes Payable

In connection with the acquisition of HDI (see Note 1,) the Company aquired responsibility for a note payable with a principal balance of $214,096 at June 30, 2001. The note was entered into during March 2000, has a five-year term, and bears interest at a fixed rate of 9 percent per annum. The monthly installments for principal and interest are $5,623. The loan is collateralized by the equipment purchased from the proceeds of the note and accounts receivable of HDI. Maturities of the note payable are as follows: $24,383 in 2001, $52,373 in 2002, $57,357 in 2003, $62,797 in 2004 and $17,186 in 2005.

(4)	Marketable Securities

The following is a summary of available-for-sale securities at June 30, 2001:
                                               Gross       Gross
                                             Unrealized  Unrealized   Estimated
                                    Cost       Gains      Losses     Fair Value
                                ----------- ----------- ----------- ------------
     Investment grade
       preferred security       $  250,000  $     ---   $   25,500  $   224,500
     Investment grade
       municipal bonds           1,075,347       5,378       2,344    1,078,381
     Real estate investment
       trust                        97,682        ---       16,007       81,675
                                ----------- ----------- ----------- ------------
                                $1,423,029  $    5,378  $   43,851  $ 1,384,556
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

At June 30, 2001, no individual security represented more than 25 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 2001.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(5)	Commitments and Contingencies

In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. Under the terms of the lease agreement the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a first right of refusal to acquire the facility.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease is on a month-to-month basis at a monthly rental rate of $10,891. The Company also leases 15,000 square feet of space in Hackettstown, New Jersey used for the O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2001, has a monthly rental rate of $9,636 and is renewable for three additional one-year periods. In addition, during January 2001, the Company leased 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space. The lease on the 2,200 square feet expires on June 30, 2002 and has a monthly rental rate of $2,269. All of the New Jersey monthly lease rates include certain operating expenses such as property taxes, insurance, utilities, landscape and maintenance and janitorial services.

Other than the facility leases discussed above, the Company has no material commitments under noncancelable operating leases at June 30, 2001.

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

In June 2001, HDI settled a contractual dispute with a former customer, Cyberonics Inc., related to the development and manufacture of components for the Cyberonics NCP System. Under the settlement agreement, HDI received a cash payment of $300,000 and title to certain equipment valued at approximately $100,000 to settle accounts receivable, development and inventory claims. Of the $400,000 settlement, $133,000 was applied to accounts receivable on the HDI balance sheet. The remaining $267,000 was for the sale of inventory on hand and was recorded as net revenue on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and resulted in a $215,000 pretax profit after expensing the cost of the inventory and reversing inventory reserves previously provided. In addition, HDI and Cyberonics entered a License Agreement under which each party's continuing rights to intellectual property were defined.

Except for the product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(6)	Income Taxes

The Company recorded income tax expense during the three months ended June 30, 2001 and 2000, of $310,189 and $303,671, an overall effective tax rate of 45.7 percent and 44.2 percent, respectively. For the six months ended June 30, 2001 and 2000, the Company recorded income tax expense of $303,290 and $426,723, an overall effective tax rate of 45.6 percent in the 2001 period and 44.2 percent in the 2000 period. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and six month periods ended June 30, 2001 and 2000 compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the six month period ended June 30, 2001 are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34 percent.

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

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                    2001        2000        2001         2000
                                ----------- ----------- ----------- ------------
    Weighted-average shares
     outstanding (basic shares)  8,919,235   8,470,494   8,907,010    8,453,032
    Effect of dilutive
     instruments
           Stock options           917,595     789,841     905,878      802,477
           Warrants                    ---      56,434         ---       57,427
                                ----------- ----------- ----------- ------------
           Dilutive potential
            common shares          917,595     846,275     905,878      859,904
                                ----------- ----------- ----------- ------------
           Diluted shares        9,836,830   9,316,769   9,812,888    9,312,936
                                =========== =========== =========== ============
For the three months and six months ended June 30, 2001 and 2000, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 51,900 shares at an average price of $15.38 were outstanding at June 30, 2000 but were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended June 30, 2001, options to purchase 76,000 shares at an average price of $19.61 were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share for the three months ended June 30, 2001 because the options' exercise prices were greater than the average price of the common stock and, therefore, the effect would be antidilutive.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(8)	Comprehensive Income

Total comprehensive income for 2000 and for the six months ended June 30, 2001 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and six months ended June 30, 2001 and 2000 is as follows:
                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                    2001        2000        2001         2000
                                ----------- ----------- ----------- ------------
  Net earnings                  $  368,514  $  383,880  $  362,253  $   539,435
  Other comprehensive Income        31,032      95,598      57,850       94,617
  Net loss of Hi-tronics for
    December 2000 (see Note 1)         ---         ---    (347,679)         ---
                                ----------- ----------- ----------- ------------
  Comprehensive income          $  399,546  $  479,478  $   72,424  $   634,052
                                ----------- ----------- ----------- ------------
(9)	Segment Information

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

Segment data for the three months ended June 30, 2001 is as follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $  6,577,624  $  2,627,097  $        ---  $  9,204,721
  Intersegment revenues  $        ---  $    604,555  $   (604,555) $        ---
  Segment earnings from
    operations           $    138,990  $    391,946  $        ---  $    530,936

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the three months ended June 30, 2000 is as follows:
                                                   Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $  5,707,692  $  2,650,296  $        ---  $  8,357,988
  Intersegment revenues  $        ---  $    502,043  $   (502,043) $        ---
  Segment earnings from
    operations           $    316,944  $    253,416  $        ---  $    570,360
Segment data for the six months ended June 30, 2001 is as follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $ 12,915,927  $  4,629,604  $       ---   $ 17,545,531
  Intersegment revenues  $        ---  $  1,002,547  $ (1,002,547) $        ---
  Segment earnings from
    operations           $    343,357  $    520,343  $       ---   $    863,700
  Segment assets         $ 47,515,925  $  6,766,794  $ (2,159,368) $ 52,123,351
Segment data for the six months ended June 30, 2000 is as follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $ 11,306,556  $  4,479,056  $        ---  $ 15,785,612
  Intersegment revenues  $        ---  $    990,424  $   (990,424) $        ---
  Segment earnings from
    operations           $    510,773  $    184,639  $        ---  $    695,412
  Segment assets         $ 43,063,327  $  5,010,488  $   (950,510) $ 47,123,305

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes.

Overview

On January 2, 2001, we acquired the assets (primarily intellectual property consisting of patents and know-how) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of ANS common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. IDP was formed in 1986 to commercialize certain implantable infusion technologies developed at the University of Minnesota. We entered a license agreement with IDP in 1995 to license rights to implantable infusion pump technologies developed by IDP and ESOX for applications in pain and cancer therapy. Under the license agreement, we were obligated to pay IDP royalties on worldwide sales of implantable infusion pumps using IDP technology. The January 2, 2001 acquisition canceled the license agreement, thereby eliminating our future royalty obligations, and expanded our rights to use the pump technologies in all applications through our acquisition of the intellectual property. We completed development of our AccuRx™ fully implantable constant rate infusion pump in late 2000 using technology we licensed from IDP. We received CE mark approval to distribute the pump internationally and commenced sales in international markets during late second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials will include 109 patients and will be conducted in twelve sites. The trials commenced in the first quarter of 2001 and are progressing according to plan. The data gathered during the trials will be used to support a Pre-Market Approval (PMA) application.

Also on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI or Hi-tronics), a privately-held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. We acquired HDI through a stock-for-stock merger in which we issued 1,104,725 shares of ANS common stock. The transaction is accounted for on a pooling of interests basis and accordingly, prior year results have been restated. HDI developed and is the manufacturer of our Genesis™ totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and is also the O.E.M. manufacturer of the transmitter used with our Renew® radio-frequency spinal cord stimulation system. HDI was founded in 1987 and has developed more than thirty medical devices for some of the leading medical device companies. The core strength of HDI is in developing highly sophisticated electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. We believe this competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In addition, the merger should result in vertical integration benefits in manufacturing that should in turn enhance margins on our current and future products. HDI's revenues for its fiscal 2000, which ended November 30, 2000, were approximately $10.4 million, including approximately $1.6 million of revenue associated with sales to ANS.

As a result of HDI's fiscal year ending on a different date than the Company's, for the one-month period ended December 31, 2000 the results of operations of HDI have been charged directly to retained earnings in the Condensed Consolidated Statement of Stockholders' Equity for the period ended June 30, 2001. During the month of December 2000, HDI recorded net revenue of $119,481 and a loss before income tax benefit of $591,600. The net loss for the one-month period ended December 31, 2000 was $347,679. Results of HDI for this one-month period were negatively impacted by a problem with a component supplied by a vendor. This resulted in substantially lower than normal revenue since the products using the component could not be manufactured and delivered. The component problem has been resolved with the vendor and shipments of products using the component commenced in late January 2001.

On February 26, 2001, the FDA notified us that it had denied our petition to reclassify Totally Implanted Spinal Cord Stimulators for treatment of pain of the trunk and/or limbs from a Class III device to a Class II device. The FDA's denial was surprising and disappointing principally because at a presubmission meeting with the FDA, the agency itself had recommended that ANS submit a reclassification petition as the "least burdensome path to market" instead of pursuing the PMA process. A FDA Advisory Panel also had recommended the reclassification and the agency itself had supported the panel recommendation as late as September 6, 2000. We are currently appealing the reclassification decision, while simultaneously pursuing the PMA process to gain approval to market the IPG in the United States. On July 9, 2001, we announced that the FDA had accepted for review our PMA filing for the IPG. The acceptance signaled that major sub-sections of our PMA application met the initial filing requirements for a detailed PMA review. Our next milestone will be a meeting with the FDA in mid-September 2001 to discuss in detail the status of the application. By law, the FDA has up until the end of November to review and respond to our PMA filing. Also, during the second quarter of 2001, we completed training of our international distribution organization on the IPG and commenced sales and implants in key international markets during the second quarter of 2001. Industry analysts estimate that the IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs will approach $175 million in 2001, and that the market is growing at a 25% to 30% annual rate. Currently in the United States, Medtronic, Inc. is the sole provider of IPGs.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2001 and 2000

We reported net earnings of $369,000 or $.04 per diluted share for the three months ended June 30, 2001, compared to net earnings of $384,000 or $.04 per diluted share in the same 2000 period. For the six months ended June 30, 2001, we reported net earnings of $362,000 or $.04 per diluted share compared to $539,000 or $.06 per diluted share in the same 2000 period. Results for the six-month period ended June 30, 2001 reflect an expense of $484,000 for costs associated with our acquisition of HDI on January 2, 2001. These costs were expensed instead of capitalized because the acquisition is accounted for under the pooling of interests method. Excluding such acquisition related costs, on a pro forma basis, net earnings were $673,000 or $.07 per diluted share for the six-month period ended June 30, 2001.

Net revenue was $9.20 million for the three months ended June 30, 2001 compared to $8.36 million in the comparable 2000 period. This 10% growth in net revenue for our second quarter of fiscal 2001 was attributable to continued strong sales of our advanced Renew radio-frequency spinal cord stimulation system for the treatment of chronic intractable pain. Revenue from the HDI business for the three months ended June 30, 2001 was $2.6 million, the same as was recorded during the same period in 2000. For the six months ended June 30, 2001, net revenue increased 11% to $17.55 million from $15.79 million for the six month period in 2000 primarily due to strong sales of our advanced Renew radio-frequency spinal cord stimulation system for the treatment of chronic intractable pain. Revenue from the HDI business increased slightly to $4.63 million for the six-months ended June 30, 2001 from $4.48 million during the same six-month period in 2000.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, we are a market share and technology leader in the radio-frequency stimulation segment of the neuromodulation market, which is expected by industry analysts to approach $50 million in 2001. During the past several years, to position ourselves to participate in the other larger and more rapidly growing segments of the neuromodulation market, we have aggressively invested in product development projects, including our IPG for spinal cord stimulation, IPG for deep brain stimulation and our proprietary AccuRx constant flow implantable infusion pump. We plan to continue these efforts in 2001. Some of the fruits of our development efforts were realized during the second quarter of 2001 when we commenced commercialization of our Genesis IPG and AccuRx constant flow implantable infusion pump in certain international countries where the appropriate regulatory approvals were obtained. We expect further approvals in international countries during the third quarter of 2001.

Gross profit increased to $5.27 million during the three months ended June 30, 2001 from $4.63 million in 2000, due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 57.3% in 2001 compared to 55.4% in 2000, due to higher sales of the Renew radio-frequency spinal cord stimulation system, which contributes higher margins than the HDI business. For the six months ended June 30, 2001, gross profit increased to $10.04 million from $8.61 million in the comparable period in 2000, again due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 57.2% in 2001 compared to 54.6% in 2000 due again to higher sales of the Renew radio-frequency spinal cord stimulation system.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $4.74 million, or 51.5% of net revenue for the three months ended June 30, 2001 from $4.06 million, or 48.6% of net revenue in the same period during 2000. For the six months ended June 30, 2001, total operating expenses increased to $9.17 million, or 52.3% of net revenue from $7.92 million, or 50.2% of net revenue for the six-month period in 2000. The increase in both periods in 2001, compared to the same periods a year ago, reflect increased investments in research and development to expand our product development pipeline and increased investments in marketing to strengthen our selling and distribution capabilities.

Research and development expense increased to $1.23 million during the three months ended June 30, 2001, or 13.4 percent of net revenue during the period, from $944,000 during the same period in 2000, or 11.3 percent of net revenue during the prior year period. For the six months ended June 30, 2001, research and development expense increased to $2.38 million, or 13.6% of net revenue from $1.92 million, or 12.2% of net revenue for the same six month period in 2000. The increase in the absolute dollar amounts during both periods in 2001 compared to the same periods in 2000 was the result of higher consulting expense and test material expense. Expenditures for research and development during the first half of 2001 continued to be directed toward development of our next generation radio-frequency stimulation system platform, our IPG stimulation system platforms for both spinal cord stimulation and deep brain stimulation and our implantable infusion pump platforms.

Marketing expense, as a percentage of net revenue, increased to 22.6% during the three months ended June 30, 2001 from 20.3% in the same 2000 period, and the absolute dollar amount increased from $1.70 million during 2000 to $2.08 million in 2001. For the six months ended June 30, 2001, marketing expense as a percentage of net revenue increased to 23.6% from 21.1% in the same period in 2000 and the absolute dollar amount increased from $3.33 million during the 2000 period to $4.14 million during the 2001 period. The increase in the absolute dollar amounts during both periods in 2001 compared to the same periods a year earlier was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain territories, higher expense for education and training of new implanters and expense for new product introductions in international markets.

General and administrative expense decreased from $1.11 million during the three months ended June 30, 2000 to $1.04 million during the same period in 2001, and as a percentage of net revenue, decreased to 11.3% in 2001 from 13.3% during 2000. For the six months ended June 30, 2001, general and administrative expense decreased to $1.96 million from $2.05 million during the same period in 2000 and as a percentage of net revenue, decreased to 11.2% in 2001 from 13.0% during 2000. The decrease in expense for both periods in 2001 compared to the same periods in 2000 was principally the result of lower salary expense from a reduction in certain salaries of the former owners of HDI effective on January 2, 2001 when we acquired HDI.

Amortization of intangibles increased to $382,000 during the three months ended June 30, 2001 from $307,000 during the same period in 2000. For the six months ended June 30, 2001, amortization of intangibles increased to $694,000 from $614,000 during the same period in 2000. This increase in expense during both periods in 2001 compared to the same periods in 2000 was primarily the result of additional amortization expense from patents we acquired from ESOX on January 2, 2001.

Other income increased to $148,000 for the three months ended June 30, 2001 from $117,000 in the same period in 2000 due to slightly higher interest income combined with slightly lower interest expense. Other income decreased to an expense of $198,000 for the six months ended June 30, 2001 from income of $271,000 during the same period in 2000 primarily due to an expense of $484,000 in 2001 for costs associated with the acquisition of HDI.

We recorded income tax expense during the three months ended June 30, 2001 and 2000, of $310,000 and $304,000, an overall effective tax rate of 45.7 % and 44.2%, respectively. For the six months ended June 30, 2001 and 2000, we recorded income tax expense of $303,000 and $427,000, an overall effective tax rate of 45.6% in the 2001 period and 44.2% in the 2000 period. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and six month periods ended June 30, 2001 and 2000 compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of Hi-tronics recorded in the six month period ended June 30, 2001 are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34 percent.

Liquidity and Capital Resources

At June 30, 2001 our working capital decreased to $21.40 million from $22.22 million at year-end 2000. The ratio of current assets to current liabilities was 4.47:1 at June 30, 2001, compared to 5.37:1 at December 31, 2000. Cash, cash equivalents and marketable securities totaled $10.53 million at June 30, 2001 compared to $11.61 million at December 31, 2000.

We increased our investment in inventories to $9.03 million at June 30, 2001, from $7.09 million at December 31, 2000. This increase from year-end 2000 was primarily the result of three factors. First, we purchased raw materials and manufactured finished goods for our Genesis IPG and AccuRx implantable infusion pump products for our international market launch during the second quarter of 2001 and in anticipation of a domestic launch of the Genesis IPG later this year or early in fiscal 2002 if the FDA approves our PMA application. Second, we increased our investment in consignment inventories as a result of adding fifteen commissioned sales agents during the first half of 2001. Finally, we increased our investment in inventories at HDI in anticipation of increased O.E.M. orders.

We spent $1.05 million during the six months ended June 30, 2001 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, machinery and equipment used in our manufacturing processes. We expect capital expenditures for the remainder of fiscal 2001 to approximate $450,000. We also spent $460,000 during the first half of 2001 for patents and non-compete agreements.

We believe our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operations increased to $956,000 for the six months ended June 30, 2001 from $145,000 during the same period in 2000 despite a decrease in net earnings from $539,000 in 2000 to $362,000 in 2001. This increase in cash provided by operations during 2001 compared to 2000 was primarily the result of a reduction in the amount of cash used for changes in working capital components from $1.6 million in 2000 to $905,000 in 2001.

Net cash used in investing activities decreased to $823,000 for the six months ended June 30, 2001 from $1.66 million during the same period in 2000, a decrease of $840,000. This reduction in the amount of cash used in investing activities during 2001 compared to 2000 was primarily due to higher proceeds received from the sale of marketable securities and maturing certificates of deposit in the 2001 period.

Net cash provided by financing activities decreased to $60,000 during the six months ended June 30, 2001 from $614,000 during the same period in 2000. During the first half of 2001, we used $178,000 to reduce certain debt obligations while we received $238,000 from the exercise of stock options. During the first half of 2000, we received $403,000 from the exercise of stock options and $270,000 from the proceeds of a loan obligation while we used $59,000 to reduce our obligations under certain debt agreements.

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
  entering into suitable strategic alliances that enable us to leverage our technology into other markets the satisfactory completion of clinical trials and/or market tests prior to the introduction of new products the adequacy, acceptability and timeliness of component supply the approval of new products by reimbursement agencies like insurance companies, HMOs, Medicare and Medicaid retention of major customers
  the efficacy of our products for new applications
  general economic risks
  other risks detailed from time to time in our SEC public filings

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the period ended June 30, 2001, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Shareholders ("Annual Meeting") on May 23, 2001 at the Company's corporate office in Plano, Texas. At the Annual Meeting, the following matter was voted on and approved:

                                     Votes       Votes        Votes Abstained
                                      For       Against            And
         Proposal                   Nominee     Nominee      Broker Non-Votes
         --------                   -------     -------      ----------------

1)  Election of seven
     directors for a
     one-year term

    Christopher G. Chavez          7,398,337       --             429,818
    Robert C. Eberhart, Ph.D.      7,825,522       --               2,633
    Joseph E. Laptewicz            7,825,222       --               2,933
    A. Ronald Lerner               7,825,322       --               2,833
    Hugh M. Morrison               7,825,197       --               2,958
    Richard D. Nikolaev            7,825,422       --               2,733
    Michael J. Torma, M.D.         7,825,097       --               3,058

There were present at the Annual Meeting in person or by proxy, shareholders holding 7,828,155 shares, or approximately 87.8% of the eligible voting shares.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- ByLaws (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

(b)	No reports on Form 8-K have been filed during the quarter ended June 30, 2001

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: August 13, 2001	By: /s/ F. Robert Merrill III
F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.