Form 10-Q
period 2001-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2001-11-13
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on November 2, 2001 was 8,936,637

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

PART I. FINANCIAL INFORMATION	2

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) September 30, 2001 and December 31, 2000	3-4

Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Nine Months Ended September 30, 2001 and 2000	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2001 and 2000	6

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) For the Year Ended December 31, 2000 and the Nine Months Ended September 30, 2001	7

Notes to Condensed Consolidated Financial Statements	8-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2001 and December 31, 2000

                                                     September 30,  December 31,
Assets                                                    2001          2000
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $  8,815,772  $  9,528,721
   Certificates of deposit with maturities
     over 90 days at purchase                                 ---     1,040,000
   Marketable securities                                1,652,221     1,038,317

   Receivables:
     Trade accounts, less allowance for doubtful
       accounts of $153,192 in 2001
       and $213,249 in 2000                             5,720,240     5,164,231
     Interest and other                                   231,240       734,550
                                                     ------------ -------------
         Total receivables                              5,951,480     5,898,781
                                                     ------------- -------------
   Inventories:
     Raw materials                                      4,636,769     3,432,335
     Work-in-process                                    1,345,927     1,075,111
     Finished goods                                     3,313,097     2,580,193
                                                     ------------- -------------
         Total inventories                              9,295,793     7,087,639
                                                     ------------- -------------

   Deferred income taxes                                1,376,794     1,282,072
   Refundable income taxes                                    ---       359,953
   Prepaid expenses and other current assets              915,793     1,064,850
                                                     ------------- -------------
         Total current assets                          28,007,853    27,300,333
                                                     ------------- -------------

Equipment and fixtures:
   Furniture and fixtures                               3,224,068     2,900,149
   Machinery and equipment                              7,920,584     6,585,774
   Leasehold improvements                               1,581,623     1,525,542
                                                     ------------- -------------
                                                       12,726,275    11,011,465
   Less accumulated depreciation and amortization       5,833,451     4,390,113
                                                     ------------- -------------
         Net property, plant and equipment              6,892,824     6,621,352
                                                     ------------- -------------

Cost in excess of net assets acquired, net of
   accumulated amortization of $3,265,276 in 2001
   and $2,847,824 in 2000                               7,546,388     7,963,840
Patents, net of accumulated amortization of
   $919,566 in 2001 and $674,220 in 2000                5,483,424     3,104,254
Purchased technology from acquisitions, net of
   accumulated amortization of $1,733,334 in 2001
   and $1,533,334 in 2000                               2,266,666     2,466,666
Tradenames, net of accumulated amortization of
   $812,489 in 2001 and $718,745 in 2000                1,687,511     1,781,255
Other assets, net of accumulated amortization of
   $341,944 in 2001 and $221,320 in 2000                  525,366       326,866
                                                     ------------- -------------
                                                     $ 52,410,032  $ 49,564,566
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2001 and December 31, 2000

                                                     September 30,  December 31,
Liabilities and Stockholders' Equity                      2001          2000
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,410,729  $  1,144,103
   Customer deposits                                    1,017,271       543,885
   Accrued salary and employee benefit costs            1,424,853     1,293,065
   Accrued tax abatement liability                        969,204       969,204
   Warranty reserve                                       471,557       422,182
   Short-term obligations                                     ---       131,500
   Current maturities of long-term notes payable           51,199        29,601
   Income taxes payable                                       ---        67,240
   Obligations under capital leases                        27,603        69,918
   Other accrued expenses                                 438,465       410,811
                                                     ------------- -------------
         Total current liabilities                      5,810,881     5,081,509
                                                     ------------- -------------

Deferred income taxes                                   2,254,294     2,354,170
Long-term notes payable                                   150,888       211,681
Non-current customer deposits                                 ---     1,475,393

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized
     25,000,000 shares; issued 8,935,766 shares
     in 2001 and 8,883,059 in 2000                        446,788       444,153
   Additional capital                                  36,723,185    34,469,471
   Retained earnings                                    7,029,041     6,539,223
   Accumulated other comprehensive income (loss),
     net of tax benefit of $2,602 in 2001
     and $42,883 in 2000                                   (5,045)      (83,241)
   Cost of common shares in treasury;
     119,100 shares in 2000                                   ---      (927,793)
                                                     ------------- -------------
         Total stockholders' equity                    44,193,969    40,441,813

                                                     ------------- -------------
                                                     $ 52,410,032  $ 49,564,566
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2001 and 2000

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                ----------------------- ------------------------
                                    2001        2000        2001        2000
                                ----------- ----------- ----------- ------------
Net revenue                     $ 9,899,973 $ 8,176,084 $27,445,504 $23,961,696
Cost of revenue                   4,069,017   3,869,060  11,576,461  11,041,544
                                ----------- ----------- ----------- ------------
         Gross profit             5,830,956   4,307,024  15,869,043  12,920,152
                                ----------- ----------- ----------- ------------
Operating expenses:
   Research and development       1,268,681     908,232   3,649,493   2,832,805
   Marketing                      2,409,820   1,738,141   6,546,649   5,063,777
   Amortization of goodwill         139,151     139,151     417,452     417,452
   Amortization of
    other intangibles               243,612     169,217     659,714     505,016
   General and administrative       986,371   1,121,746   2,948,714   3,174,973
                                ----------- ----------- ----------- ------------
                                  5,047,635   4,076,487  14,222,022  11,994,203
                                ----------- ----------- ----------- ------------
         Income from
          operations                783,321     230,537   1,647,021     925,949
                                ----------- ----------- ----------- ------------
Other income (expenses):
   Acquisition related costs            ---         ---    (483,766)        ---
   Interest expense                  (5,739)    (12,474)    (22,411)    (45,188)
   Interest and other income         85,797     136,368     388,078     439,828
                                ----------- ----------- ----------- ------------
                                     80,058     123,894    (118,099)    394,640
                                ----------- ----------- ----------- ------------
         Income before
          income taxes              863,379     354,431   1,528,922   1,320,589
Income taxes                        388,135     156,541     691,425     583,264
                                ----------- ----------- ----------- ------------
         Net income             $   475,244 $   197,890 $   837,497 $   737,325
                                =========== =========== =========== ============

Net income per share:
                                =========== =========== =========== ============
         Basic                  $      .05  $      .02  $      .09  $      .09
                                =========== =========== =========== ============
         Diluted                $      .05  $      .02  $      .08  $      .08
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2001 and 2000

                                                         Nine Months Ended
                                                          September 30,
                                                     ---------------------------
                                                          2001          2000
                                                     ------------- -------------
Cash flows from operating activities:
   Net income                                        $    837,497  $    737,325
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     2,489,150     2,146,631
      Gain on sale of  marketable securities                  ---       (36,727)
      Deferred income taxes                              (176,131)     (182,730)
      Changes in operating assets and liabilities:
        Receivables                                      (249,162)     (500,012)
        Inventories                                    (2,111,674)      417,720
        Refundable income taxes                           359,953           ---
        Prepaid expenses and other assets                 334,242       417,208
        Customer deposits                                (732,335)     (968,735)
        Income taxes payable                              359,632       (50,641)
        Accounts payable                                  186,952    (1,169,250)
        Accrued expenses                                  264,920      (535,579)
                                                     ------------- -------------
           Total adjustments                              725,547      (462,115)
                                                     ------------- -------------
           Net cash provided by operating activities    1,563,044       275,210
                                                     ------------- -------------

Cash flows from investing activities:
   Purchase of certificates of deposit with
    maturities over 90 days                                   ---    (1,425,000)
   Proceeds from certificates of deposits with
    maturities over 90 days                             1,139,000           ---
   Purchases of marketable securities                  (2,497,518)          ---
   Proceeds from sales of marketable securities         1,903,092       142,899
   Additions to patents and intangible assets            (459,632)     (101,079)
   Additions to equipment and fixtures                 (1,757,640)     (915,114)
                                                     ------------- -------------
           Net cash used in investing activities       (1,672,698)   (2,298,294)
                                                     ------------- -------------

Cash flows from financing activities:
   Proceeds from long-term obligations                        ---       270,000
   Payment of obligations under capital leases            (37,517)      (59,382)
   Payment of short-term obligations                     (129,333)      (26,177)
   Payment of long-term obligations                       (35,442)      (23,831)
   Exercise of stock options                              271,441       559,009
                                                     ------------- -------------
           Net cash provided by financing activities       69,149       719,619
                                                     ------------- -------------

Net decrease in cash and cash equivalents                 (40,505)   (1,303,465)
Net cash used by Hi-tronics in December 2000
   (see Note 1)                                          (672,444)          ---
Cash and cash equivalents at beginning of year          9,528,721     9,204,881
                                                     ------------- -------------
Cash and cash equivalents at September 30            $  8,815,772  $  7,901,416
                                                     ============= =============

Supplemental cash flow information is presented
   below:
Income taxes paid                                    $    690,000  $    836,304
                                                     ============= =============
Interest paid                                        $     19,270  $     55,037
                                                     ============= =============

Non-cash activity:
Stock issued for patents and intangible assets       $  2,426,662  $        ---
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Wide table - columns continue on following page)

                                Common Stock           Additional     Retained
                             Shares        Amount       Capital       Earnings
                         ------------- ------------- ------------- -------------
Balance at
December 31, 1999           8,883,059  $    444,153  $ 34,598,112  $  5,706,765
   Net income                     ---           ---           ---       832,458
   Adjustment to
     unrealized
     losses on
     marketable                   ---           ---           ---           ---
     securities

   Comprehensive
     Income

   Issuance of 32,900
     shares from
     treasury for
     private placement            ---           ---       100,000           ---
   Issuance of
     337,941 shares
     from treasury
     for stock option             ---           ---      (832,999)          ---
     exercises
   Tax benefit from
     employee stock
     option exercises             ---           ---       604,358           ---
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2000           8,883,059       444,153    34,469,471     6,539,223
   Net income                     ---           ---           ---       837,497
   Net loss of
     Hi-tronics for
     December 2000
     (see Note 1)                 ---           ---           ---      (347,679)
   Adjustment to
     unrealized
     losses on
     marketable                   ---           ---           ---           ---
     securities

   Comprehensive
     Income

   Compensation
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in                   ---           ---        37,029           ---
     December 2000
   Issuance of
     119,100 shares from
     treasury for                 ---           ---     1,498,869           ---
     acquisition
   Issuance of
     shares  for
     stock option              52,707         2,635       268,806           ---
     exercises
   Tax benefit from
     employee stock
     option exercise              ---           ---       449,010           ---

                         ------------- ------------- ------------- -------------
Balance at
September 30, 2001          8,935,766  $    446,788  $ 36,723,185  $  7,029,041
                         ============= ============= ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Table Continued)            Other                       Total
                         Comprehensive   Treasury    Stockholders'
                         Income (Loss)     Stock        Equity
                         ------------- ------------- -------------
Balance at
December 31, 1999        $   (222,581) $ (3,990,242) $ 36,536,207
   Net income                     ---           ---       832,458
   Adjustment to
     unrealized
     losses on
     marketable
     securities               139,340           ---       139,340
                                                     -------------
   Comprehensive
     Income                                               971,798
                                                     -------------
   Issuance of 32,900
     shares from
     treasury for
     private placement            ---       300,000       400,000
   Issuance of
     337,941 shares
     from treasury
     for stock option
     exercises                    ---     2,762,449     1,929,450
   Tax benefit from
     employee stock
     option exercises             ---           ---       604,358
                         ------------- ------------- -------------
Balance at
December 31, 2000             (83,241)     (927,793)   40,441,813
   Net income                     ---           ---       837,497
   Net loss of
     Hi-tronics for
     December 2000
     (see Note 1)                 ---           ---      (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                78,196           ---        78,196
                                                     -------------
   Comprehensive
     Income                                               568,014
                                                     -------------
   Compensation
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in                   ---           ---        37,029
     December 2000
   Issuance of
     119,100 shares from
     treasury for
     acquisition                  ---       927,793     2,426,662
   Issuance of
     shares  for
     stock option
     exercises                    ---           ---       271,441
   Tax benefit from
     employee stock
     option exercise              ---           ---       449,010

                         ------------- ------------- -------------
Balance at
September 30, 2001       $     (5,045) $        ---  $ 44,193,969
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

Prior to the Company's acquisition of HDI, HDI's fiscal year ended on November 30. The Condensed Consolidated Balance Sheet at December 31, 2000 combines the Balance Sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Condensed Consolidated Statement of Stockholders' Equity for the period ended September 30, 2001 and are not reflected in the Condensed Consolidated Statements of Income. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:
                  Net revenue                                  $  119,481
                  Loss before income tax benefit               $ (591,600)
                  Net loss                                     $ (347,679)

        For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

                  Net cash used by operating activities        $ (647,210)
                  Net cash used by investing activities        $  (14,516)
                  Net cash used by financing activities        $  (10,718)
                                                               -----------
                           Net decrease in cash                $ (672,444)
                                                               -----------

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Notes Payable

In connection with the acquisition of HDI (see Note 1), the Company acquired responsibility for a note payable with a principal balance of $202,087 at September 30, 2001. The note was entered into during March 2000, has a five-year term, and bears interest at a fixed rate of 9 percent per annum. The monthly installments for principal and interest are $5,623. The loan is collateralized by the equipment purchased from the proceeds of the note and accounts receivable of HDI. Maturities of the note payable are as follows: $12,374 in 2001, $52,373 in 2002, $57,357 in 2003, $62,797 in 2004 and $17,186 in 2005.

(4)	Marketable Securities

The following is a summary of available-for-sale securities at September 30, 2001:
                                               Gross       Gross
                                            Unrealized  Unrealized    Estimated
                                    Cost       Gains       Losses    Fair Value
                                ----------- ----------- ----------- ------------
     Real estate
       investment trust         $   97,682  $      ---  $   16,682  $    81,000
     Investment grade
       municipal bonds           1,562,186       9,518         483    1,571,221
                                ----------- ----------- ----------- ------------
                                $1,659,868  $    9,518  $   17,165  $ 1,652,221
                                =========== =========== =========== ============
Estimated fair value for the real estate investment trust are determined by the closing prices as reported on the New York Stock Exchange at each financial reporting period. In the case of the investment grade municipal bonds, the brokerage firms holding such bonds provide the values at each reporting period by utilizing a standard pricing service.

At September 30, 2001, no individual security represented more than 25 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at September 30, 2001.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(5)	Commitments and Contingencies

In February 1999, the Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area. Under the terms of the lease agreement the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has a right of first refusal to acquire the facility.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease is on a month-to-month basis at a monthly rental rate of $10,891. The Company also leases 15,000 square feet of space in Hackettstown, New Jersey used for the O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2001, has a monthly rental rate of $9,636 and is renewable for three additional one-year periods. In addition, during January 2001, the Company leased 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space. The lease on the 2,200 square feet expires on June 30, 2002 and has a monthly rental rate of $2,269. All of the New Jersey monthly lease rates include certain operating expenses such as property taxes, insurance, utilities, landscape, and maintenance and janitorial services.

Other than the facility leases discussed above, the Company has no material commitments under noncancelable operating leases at September 30, 2001.

The Company is a defendant to product liability litigation related to ANS implantable stimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS stimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate or that the Company's stimulation business and future ANS product lines will not be adversely affected by these product liability claims.

In June 2001, HDI settled a contractual dispute with a former customer, Cyberonics Inc., related to the development and manufacture of components for the Cyberonics NCP System. Under the settlement agreement, HDI received a cash payment of $300,000 and title to certain equipment valued at approximately $100,000 to settle accounts receivable, development and inventory claims. Of the $400,000 settlement, $133,000 was applied to accounts receivable on the HDI balance sheet. The remaining $267,000 was for the sale of inventory on hand and was recorded as net revenue on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001 and resulted in a $215,000 pretax profit after expensing the cost of the inventory and reversing inventory reserves previously provided. In addition, HDI and Cyberonics entered a License Agreement under which each party's continuing rights to intellectual property were defined.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Except for the product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(6)	Income Taxes

The Company recorded income tax expense during the three months ended September 30, 2001 and 2000, of $388,135 and $156,541, an overall effective tax rate of 45.0 percent and 44.2 percent, respectively. For the nine months ended September 30, 2001 and 2000, the Company recorded income tax expense of $691,425 and $583,264, an overall effective tax rate of 45.2 percent in the 2001 period and 44.2 percent in the 2000 period. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and nine month periods ended September 30, 2001 and 2000 compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the nine month period ended September 30, 2001 are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34 percent.

(7)	Net Income Per Share

Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:
                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                ----------------------- ------------------------
                                   2001        2000        2001         2000
                                ----------- ----------- ----------- ------------
    Weighted-average shares
     outstanding (basic shares)  8,932,417   8,497,674   8,915,479    8,467,913
    Effect of dilutive
     instruments
           Stock options         1,064,141     877,927     958,632      827,626
           Warrants                    ---      63,298         ---       59,384
                                ----------- ----------- ----------- ------------
           Dilutive potential
            Common shares        1,064,141     941,225     958,632      887,010
                                ----------- ----------- ----------- ------------
           Diluted shares        9,996,558   9,438,899   9,874,111    9,354,923
                                =========== =========== =========== ============
For the three months and nine months ended September 30, 2001 and 2000, the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2001 and 2000, all outstanding options and warrants were included in the computation of diluted net income per share since all the exercise prices were less than the average market price of the common shares for the respective three month periods.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(8)	Comprehensive Income

Total comprehensive income for 2000 and for the nine months ended September 30, 2001 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is as follows:
                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- ------------------------
                                    2001        2000        2001         2000
                                ----------- ----------- ----------- ------------
  Net income                    $  475,244  $  197,890  $  837,497  $   737,325
  Other comprehensive income        20,346      21,286      78,196      115,903
  Net loss of Hi-tronics for
    December 2000 (see Note 1)         ---         ---    (347,679)         ---
                                ----------- ----------- ----------- ------------
  Comprehensive income          $  495,590  $  219,176  $  568,014  $   853,228
                                ----------- ----------- ----------- ------------
(9)	Segment Information

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

Segment data for the three months ended September 30, 2001 is as follows:
                             Neuro         HDI       Intercompany  Consolidated
                           Products       O.E.M.     Eliminations     Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $  7,047,020  $  2,852,953  $        ---  $  9,899,973
  Intersegment revenues  $        ---  $    797,670  $   (797,670) $        ---
  Segment income from
    operations           $    299,606  $    483,715  $        ---  $    783,321

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the three months ended September 30, 2000 is as follows:
                             Neuro         HDI       Intercompany  Consolidated
                           Products       O.E.M.     Eliminations     Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $  5,762,546  $  2,413,538  $        ---  $  8,176,084
  Intersegment revenues  $        ---  $    256,311  $   (256,311) $        ---
  Segment income
    (loss)from
    operations           $    309,751  $    (79,214) $        ---  $    230,537
Segment data for the nine months ended September 30, 2001 is as follows:
                             Neuro          HDI      Intercompany   Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $ 19,962,947  $  7,482,557  $        ---  $ 27,445,504
  Intersegment revenues  $        ---  $  1,800,217  $ (1,800,217) $        ---
  Segment income from
    operations           $    642,963  $  1,004,058  $        ---  $  1,647,021
  Segment assets         $ 47,922,799  $  6,833,753  $ (2,346,520) $ 52,410,032
Segment data for the nine months ended September 30, 2000 is as follows:
                             Neuro          HDI      Intercompany  Consolidated
                           Products        O.E.M.    Eliminations     Total
                         ------------- ------------- ------------- -------------
  Revenue from external
    customers            $ 17,069,102  $  6,892,594  $        ---  $ 23,961,696
  Intersegment revenues  $        ---  $  1,246,735  $ (1,246,735) $        ---
  Segment income from
    operations           $    820,524  $    105,425  $        ---  $    925,949
  Segment assets         $ 43,713,172  $  6,282,900  $ (2,840,380) $ 47,155,692

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of HDI's fiscal year ending on a different date than the Company's, for the one-month period ended December 31, 2000 the results of operations of HDI have been charged directly to retained earnings in the Condensed Consolidated Statement of Stockholder' Equity for the period ended September 30, 2001. During the month of December 2000, HDI recorded net revenue of $119,481 and a loss before income tax benefit of $591,600. The net loss for the one-month period ended December 31, 2000 was $347,679. Results of HDI for this one-month period were negatively impacted by a problem with a component supplied by a vendor. This resulted in substantially lower than normal revenue since the products using the component could not be manufactured and delivered. The component problem was quickly resolved with the vendor and shipments of products using the component commenced in late January 2001.

Also on January 2, 2001, we acquired the assets (primarily intellectual property consisting of patents and know-how) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of ANS common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. IDP was formed in 1986 to commercialize certain implantable infusion technologies developed at the University of Minnesota. We entered a license agreement with IDP in 1995 to license rights to implantable infusion pump technologies developed by IDP and ESOX for applications in pain and cancer therapy. Under the license agreement, we were obligated to pay IDP royalties on worldwide sales of implantable infusion pumps using IDP technology. The January 2, 2001 acquisition canceled the license agreement, thereby eliminating our future royalty obligations, and expanded our rights to use the pump technologies in all applications through our acquisition of the intellectual property. We completed development of our AccuRx™ fully implantable constant rate infusion pump in late 2000 using technology we licensed from IDP. We received CE mark approval to distribute the pump internationally and commenced sales in international markets late in the second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials will include 109 patients and will be conducted in twelve sites. The trials commenced in the first quarter of 2001 and are progressing according to plan. The data gathered during the trials will be used to support a Pre-Market Approval (PMA) application.

On July 9, 2001, we announced that the FDA had accepted for review our PMA filing for the IPG. The acceptance signaled that major sub-sections of our PMA application met the initial filing requirements for a detailed PMA review. On September 14, 2001, we met with the FDA to discuss in detail the status of the PMA application. The meeting was positive and constructive and no major issues were identified. Since the September 14 meeting, we have maintained an active dialogue with the FDA to address and resolve questions regarding our PMA application. By law, the FDA has until the end of November to review and respond to our PMA filing. We are hopeful that the FDA completes the review and approval of our PMA application within the November 2001 time frame; however, we cannot assure you that the FDA will approve our PMA application by such date. Industry analysts estimate that the IPG market for spinal cord stimulation to treat pain of the trunk and/or limbs will approach $175 million in 2001, and that the market is growing at a 25% to 30% annual rate. Currently, Medtronic, Inc. is the sole provider of IPGs in the United States.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2001 and 2000

We reported net income of $475,000 or $.05 per diluted share for the three months ended September 30, 2001, compared to net income of $198,000 or $.02 per diluted share in the same 2000 period. For the nine months ended September 30, 2001, we reported net income of $837,000 or $.08 per diluted share compared to $737,000 or $.08 per diluted share in the same 2000 period. Results for the nine-month period ended September 30, 2001 reflect an expense of $484,000 for costs associated with our acquisition of HDI on January 2, 2001. These costs were expensed instead of capitalized because the acquisition is accounted for under the pooling of interests method. Excluding such acquisition related costs, on a pro forma basis, net income was $1,181,000 or $.12 per diluted share for the nine-month period ended September 30, 2001.

Net revenue was $9.90 million for the three months ended September 30, 2001 compared to $8.18 million in the comparable 2000 period. This growth of 21% in net revenue for our third quarter of fiscal 2001 was primarily attributable to continued strong sales of our advanced Renew radio-frequency spinal cord stimulation system for the treatment of chronic intractable pain. Revenue from the HDI business also contributed to the growth during the third quarter of 2001 as revenue increased to $2.85 million in 2001 from $2.41 during the same three month period a year earlier. For the nine months ended September 30, 2001, net revenue increased 15% to $27.45 million from $23.96 million for the nine month period in 2000 primarily due to strong sales of our advanced Renew radio-frequency spinal cord stimulation system for the treatment of chronic intractable pain. Revenue from the HDI business increased 9% to $7.48 million for the nine-months ended September 30, 2001 from $6.89 million during the same nine-month period in 2000.

Because neuromodulation devices are gaining increasing acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high growth market of neuromodulation. Today, we are a market share and technology leader in the radio-frequency stimulation segment of the neuromodulation market, which is expected by industry analysts to approach $50 million in 2001. During the past several years, to position ourselves to participate in the other larger and more rapidly growing segments of the neuromodulation market, we have aggressively invested in product development projects, including our IPG for spinal cord stimulation, IPG for deep brain stimulation and our proprietary AccuRx constant flow implantable infusion pump. We have continued these efforts in 2001. Some of the fruits of our development efforts were realized during the second quarter of 2001 when we commenced commercialization of our Genesis IPG and AccuRx constant flow implantable infusion pump in certain international countries where the appropriate regulatory approvals were obtained. We received further approvals in international countries during the third quarter of 2001.

Gross profit increased to $5.83 million during the three months ended September 30, 2001 from $4.31 million in 2000, due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 58.9% in 2001 compared to 52.7% in 2000, due to higher sales of the Renew radio-frequency spinal cord stimulation system and operational efficiencies from higher manufacturing volumes. For the nine months ended September 30, 2001, gross profit increased to $15.87 million from $12.92 million in the comparable period in 2000, again due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 57.8% in 2001 compared to 53.9% in 2000 due again to higher sales of the Renew radio-frequency spinal cord stimulation system and operational efficiencies from higher manufacturing volumes.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $5.05 million, or 51.0% of net revenue for the three months ended September 30, 2001 from $4.08 million, or 49.9% of net revenue in the same period during 2000. For the nine months ended September 30, 2001, total operating expenses increased to $14.22 million, or 51.8% of net revenue from $11.99 million, or 50.1% of net revenue for the nine-month period in 2000. The increase in both periods in 2001, compared to the same periods a year ago, reflect increased investments in research and development to expand our product development pipeline and increased investments in marketing to strengthen our selling and distribution capabilities.

Research and development expense increased to $1.27 million during the three months ended September 30, 2001, or 12.8 percent of net revenue during the period, from $908,000 during the same period in 2000, or 11.1 percent of net revenue during the prior year period. For the nine months ended September 30, 2001, research and development expense increased to $3.65 million, or 13.3% of net revenue from $2.83 million, or 11.8% of net revenue for the same nine month period in 2000. The increase in the absolute dollar amounts during both periods in 2001 compared to the same periods in 2000 was the result of higher consulting expense and test material expense. Expenditures for research and development during the first nine months of 2001 continued to be directed toward development of our next generation radio-frequency stimulation system platform, our IPG stimulation system platforms for both spinal cord stimulation and deep brain stimulation and our implantable infusion pump platforms.

Marketing expense, as a percentage of net revenue, increased to 24.3% during the three months ended September 30, 2001 from 21.3% in the same 2000 period, and the absolute dollar amount increased from $1.74 million during 2000 to $2.41 million in 2001. For the nine months ended September 30, 2001, marketing expense as a percentage of net revenue increased to 23.9% from 21.1% in the same period in 2000 and the absolute dollar amount increased from $5.06 million during the 2000 period to $6.55 million during the 2001 period. The increase in the absolute dollar amounts during both periods in 2001 compared to the same periods a year earlier was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain territories, higher expense for education and training of new implanters and expense for new product introductions in international markets.

General and administrative expense decreased from $1.12 million during the three months ended September 30, 2000 to $986,000 during the same period in 2001, and as a percentage of net revenue, decreased to 10.0% in 2001 from 13.7% during 2000. For the nine months ended September 30, 2001, general and administrative expense decreased to $2.95 million from $3.17 million during the same period in 2000 and as a percentage of net revenue, decreased to 10.7% in 2001 from 13.3% during 2000. The decrease in expense for both periods in 2001 compared to the same periods in 2000 was principally the result of lower salary expense from a reduction in certain salaries of the former owners of HDI effective on January 2, 2001 when we acquired HDI.

Amortization of goodwill and other intangibles increased to $383,000 during the three months ended September 30, 2001 from $308,000 during the same period in 2000. For the nine months ended September 30, 2001, amortization of goodwill and other intangibles increased to $1.08 million from $923,000 during the same period in 2000. This increase in expense during both periods in 2001 compared to the same periods in 2000 was primarily the result of additional amortization expense from patents we acquired from ESOX on January 2, 2001.

Other income decreased to $80,000 for the three months ended September 30, 2001 from $124,000 in the same period in 2000 due to a $51,000 decrease in interest income due to lower yields on invested funds. Other income decreased to an expense of $118,000 for the nine months ended September 30, 2001 from income of $395,000 during the same period in 2000 primarily due to an expense of $484,000 in 2001 for costs associated with the acquisition of HDI.

We recorded income tax expense during the three months ended September 30, 2001 and 2000, of $388,000 and $157,000, an overall effective tax rate of 45.0 % and 44.2%, respectively. For the nine months ended September 30, 2001 and 2000, we recorded income tax expense of $691,000 and $583,000, an overall effective tax rate of 45.2% in the 2001 period and 44.2% in the 2000 period. The Company's expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate for both the three month and nine month periods ended September 30, 2001 and 2000 compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of Hi-tronics recorded in the nine month period ended September 30, 2001 are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34 percent.

Liquidity and Capital Resources

At September 30, 2001 our working capital was $22.20 million, approximately the same as the $22.22 million at year-end 2000. The ratio of current assets to current liabilities was 4.82:1 at September 30, 2001, compared to 5.37:1 at December 31, 2000. Cash, cash equivalents and marketable securities totaled $10.47 million at September 30, 2001 compared to $11.61 million at December 31, 2000.

We increased our investment in inventories to $9.30 million at September 30, 2001, from $7.09 million at December 31, 2000. This increase from year-end 2000 was primarily the result of three factors. First, we purchased raw materials and manufactured finished goods for our Genesis IPG and AccuRx implantable infusion pump products for our international market launch during the second quarter of 2001 and in anticipation of a domestic launch of the Genesis IPG later this year or early in fiscal 2002 if the FDA approves our PMA application. Second, we increased our investment in consignment inventories as a result of adding fifteen commissioned sales agents during the first nine-months of 2001. Finally, we increased our investment in inventories at HDI in anticipation of increased O.E.M. orders.

We spent $1.76 million during the nine months ended September 30, 2001 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, machinery and equipment used in our manufacturing processes. We expect capital expenditures for the remainder of fiscal 2001 to approximate $250,000. We also spent $460,000 during the first nine months of 2001 for patents and non-compete agreements.

We believe our current cash, cash equivalents and marketable securities and cash generated from operations will be sufficient to fund all of our operating needs and capital expenditures for the foreseeable future.

Cash Flows

Net cash provided by operations increased to $1.56 million for the nine months ended September 30, 2001 from $275,000 during the same period in 2000. This increase in cash provided by operations during 2001 compared to 2000 was primarily the result of a reduction in the amount of cash used for changes in working capital components from $2.4 million in 2000 to $1.6 million in 2001.

Net cash used in investing activities decreased to $1.67 million for the nine months ended September 30, 2001 from $2.30 million during the same period in 2000, a decrease of $626,000. This reduction in the amount of cash used in investing activities during 2001 compared to 2000 was primarily due to higher proceeds received from the sale of marketable securities and maturing certificates of deposit in the 2001 period.

Net cash provided by financing activities decreased to $69,000 during the nine months ended September 30, 2001 from $720,000 during the same period in 2000. During the first nine months of 2001, we used $202,000 to reduce certain debt obligations while we received $271,000 from the exercise of stock options. During the first nine months of 2000, we received $559,000 from the exercise of stock options and $270,000 from the proceeds of a loan obligation while we used $109,000 to reduce our obligations under certain debt agreements.

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

For the period ended September 30, 2001, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- ByLaws (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

(b)	No reports on Form 8-K have been filed during the quarter ended September 30, 2001

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: November 13, 2001	By: /s/ F. Robert Merrill III
F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.