Form 10-K
period 2001-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2002-04-01
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

Incorporated pursuant to the Laws of the State of Texas

Internal Revenue Service — Employer Identification No. 75-1646002

6501 Windcrest Drive, Plano, Texas 75024

(972) 309-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 12, 2002: $243,743,398

Number of shares outstanding of the registrant’s Common Stock as of March 12, 2002: 9,119,957

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 5, 2002, are incorporated by reference into Part III.

Advanced Neuromodulation Systems, Inc.

Annual Report

Form 10-K

Year Ended December 31, 2001

PART I

ITEM 1.	BUSINESS

General

We design, develop, manufacture and market advanced implantable neuromodulation devices that deliver electrical current or drugs directly to targeted areas of the body to manage chronic pain. Neuromodulation devices include implantable neurostimulation devices, which deliver electric current directly to targeted nerves, and implantable infusion pumps, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. Our principal product in 2001 was our Renew® radio-frequency (RF) spinal cord stimulation device, which we have sold in the U.S. since June 1999. On November 21, 2001, the U.S. Food and Drug Administration (FDA) approved our Genesis™ totally implantable pulse generator (IPG) spinal cord stimulation device. We began selling Genesis in Europe in the first quarter of 2001 and fully launched this product in the U.S. and Australia in January 2002. We began selling our AccuRx™ fully implantable constant rate drug infusion pump in international markets in the second quarter of 2001, and are currently conducting clinical trials of AccuRx in the United States.

Chronic pain is a critical health care issue today. About 80% of all doctor visits in the U.S. relate to patient pain. In the U.S. alone, nearly 100 million people suffer from chronic pain, and over half of chronic pain sufferers are partially or totally disabled. In particular, back pain is the single largest healthcare problem in the U.S. today. Chronic pain disables more people than cancer or heart disease, and costs the American public more than both combined, accounting for $100 billion in medical expenses in the U.S. annually.

Our customers are doctors who specialize in chronic pain. There are currently approximately 3,000 accredited pain specialists in the U.S. alone, approximately 80% of which are anesthesiologists and 20% of which are neurosurgeons or orthopedic surgeons.

In 2001, we estimate that approximately $520 million in neuromodulation products were sold, up 21% from the previous year, and according to industry analysts, product sales are expected to grow to about $1.1 billion by 2005, based solely on treatment indications that the FDA has already approved. Based on industry data and conversations with pain specialists, management believes that at least 3 million chronic pain sufferers worldwide may be good candidates for neuromodulation therapies, while in 2001, only about 50,000 patients benefited from either neurostimulation devices or implantable drug infusion pumps. We and one other company design, manufacture and market neurostimulation products for the treatment of chronic pain, and we and two other companies compete in the implantable drug pump segment of the neuromodulation market.

A number of factors are driving the growth of the neuromodulation market, including the following:

  The number of pain specialists worldwide who understand our products and techniques is growing.
  Advances in technology that have decreased the size of the devices and increased the longevity of their power sources have led to better results for patients.
  Current research and development in the industry is leading to new clinical applications that utilize existing neuromodulation products, including essential tremor, Parkinson's Disease, angina, migraine headaches, peripheral vascular disease, and sacral nerve stimulation for pelvic pain and incontinence.

Our Renew device is the technology leader in the RF segment of the neurostimulation market. Renew's advanced features provide more effective treatment of complex and multi-extremity pain patterns and provide pain specialists with significant flexibility in programming to accommodate a patient's complex or changing pain patterns. Renew currently accounts for over 50% of the worldwide RF market. Our new Genesis totally implantable device offers several technological advances over our competitor's product. Our Genesis IPG is smaller than the other eight channel IPGs on the market, which results in greater patient comfort, and more flexible in its capability to address different pain patterns. Finally, our AccuRx constant rate implantable drug infusion pump incorporates a new polymeric diaphragm technology that makes AccuRx more precise than our competitors' products.

Recent Developments

On November 21, 2001, the FDA approved the Pre-Market Approval (PMA) application for our Genesis IPG. This approval enables us to commercially market the Genesis IPG in the United States, which we formally commenced in January 2002 and to participate in 100% of the neurostimulation market to treat chronic pain of the trunk and limbs. Industry analysts estimate that the worldwide IPG market is growing at a 26% annual rate and will approach $300 million in 2002. Until our launch of the Genesis IPG, only one other company marketed an approved IPG device in the United States.

On January 2, 2001, we acquired the assets (primarily intellectual property consisting of patents and know-how) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of ANS common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. IDP was formed in 1986 to commercialize certain implantable infusion technologies developed at the University of Minnesota. We entered a license agreement with IDP in 1995 to license rights to implantable infusion pump technologies developed by IDP and ESOX for applications in pain and cancer therapy. Under the license agreement, we were obligated to pay IDP royalties on worldwide sales of implantable infusion pumps using IDP technology. The January 2, 2001 acquisition canceled the license agreement, thereby eliminating our future royalty obligations, and expanded our rights to use the pump technologies in all applications through our acquisition of the intellectual property. We completed development of our AccuRx fully implantable constant rate infusion pump in late 2000 using technology we licensed from IDP. We received CE mark approval to distribute the pump internationally and commenced sales internationally during the second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials include 109 patients and are being conducted in fifteen sites. The trials commenced in the first quarter of 2001 and are progressing according to plan. The data gathered during the trials will be used to support our PMA application.

Also on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI or Hi-tronics), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices headquartered in Budd Lake, New Jersey. We acquired HDI through a stock-for-stock merger in which we issued 1,104,725 shares of ANS common stock. The transaction is accounted for on a pooling of interests basis and accordingly, prior year results have been restated. HDI developed and is the manufacturer of our Genesis IPG and is also the O.E.M. manufacturer of the transmitter used with our Renew radio-frequency spinal cord stimulation system. HDI was founded in 1987 and has developed more than sixty medical devices for some of the leading medical device companies in the fields of cardiology, neurology and orthopedics. The core strength of HDI is in developing highly sophisticated electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. We believe this competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In addition, the merger will result in vertical integration benefits in manufacturing that should enhance margins on our current and future products.

The Neuromodulation Market

Neurostimulation

Neurostimulation involves delivering small, mild electrical pulses to nerve fibers along the spinal cord or peripheral nerves to inhibit or block the sensation of pain. This stimulation of the pain-inhibiting pathways of the brain masks the sensation of pain by generating a tingling sensation, or "paresthesia." In general, neurostimulation is generally indicated for managing neuropathic pain such as the chronic intractable pain of the trunk or limbs. Patients with pain in a single location are ideal candidates for neurostimulation, as are patients with failed back syndrome, complex regional pain syndrome, disorders of the spinal nerve root and chronic inflammation and scarring of the membranes surrounding the spinal cord.

Neurostimulation is a reversible therapy, and is tested on a patient before the patient receives a permanent device. Prescribed for carefully-selected patients, clinical results demonstrate that the majority of patients experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics, a reduction in hospitalization and an overall reduction in health care costs.

A neurostimulation device consists of one to four stimulating leads, which are connected to an extension wire on one end and tethered to the patient anatomy on the other end. The primary role of the lead is to stimulate the spinal cord or peripheral nerve. Each lead holds up to 16 electrodes, which are placed in the targeted area. The second element of the stimulator is the power source that generates the electrical pulses. The device is programmed to superimpose the stimulation pattern or paresthesia to offset the pain pattern of the patient. The secondary goal of programming is to optimize the stimulation while prolonging the life of the battery.

There are two types of neurostimulators currently on the market: RF and IPG stimulators. An RF stimulator consists of an RF receiver and implanted leads, and a transmitter with power source that is worn externally. The device is powered with the help of an antenna, which is tethered on the patient's skin with adhesive tape. In contrast, an IPG is completely internal and its power source, leads and electrodes are all surgically implanted. The IPG segment of the market is much larger, with approximately 80% of the neurostimulation procedures performed involving IPG devices and the remainder involving RF devices. Despite the likely dominance of IPG products due to the convenience of a completely internalized system, we believe RF stimulation offers unique advantages and that RF stimulators will continue to address a market need. While the IPG device can help most patients, management believes that between 10-20% of the chronic pain patient population would be better candidates for an RF device. One reason is that only the RF device is currently indicated for peripheral nerve stimulation, as opposed to spinal cord stimulation. However, the main reasons RF devices will continue to be prescribed are the benefits to be derived from its external battery:

  The external battery power source allows the patient to recharge the device by simply changing a special nine-volt battery, while the IPG requires surgical intervention and replacement every two to four years (depending on mode and intensity of use). The external power source makes the RF device less invasive and more cost-efficient and, in those respects, more convenient than an IPG device.
  Because exhausting the rechargeable power source is not a concern, the RF device can be programmed with a higher power and wider range of amplitude, frequency and pulse width settings for a variety of programs controlled by the patient. These features make the RF device more effective than an IPG device for patients with complex pain patterns or who will require long-term stimulation treatment.

For these reasons, until rechargable batteries are available for IPGs or until battery technology advances significantly, the RF device will continue to be the best solution for patients with complex pain or widespread pain that requires higher power levels. IPGs will be most often prescribed for patients with simple unilateral and single extremity pain complaints or indications with lower power requirements.

Industry analysts estimate that the worldwide neurostimulation market in 2001 was a $300 million market, and expect this market to grow at an annual rate of about 23% to around $675 million in 2005, based solely on applications for the devices that are currently approved by the FDA. We and one other company are the only competitors who currently participate in this market. If new applications are approved, the market may grow at a faster rate. New applications that are currently in the development stages include sacral nerve stimulation for pelvic pain, spinal cord stimulation for chronic intractable angina and peripheral vascular disease, peripheral nerve stimulation for migraine headaches, deep brain stimulation for epilepsy and cortical stimulation for strokes and other indications.

Implantable Drug Pumps

Implantable drug pumps deliver medication directly into the spinal canal to the site where it is needed. This intraspinal drug delivery creates a higher drug concentration at the site, which can often provide faster relief with much lower quantities of medication. For example, the difference in intraspinal versus oral morphine dosage is 1:300. These lower dosages help to minimize any side effects, and are more economical for the patient. Today, implantable infusion pumps are used for the intraspinal delivery of morphine and baclofen for the treatment of pain (such as cancer or arthritis pain) and spasticity, and for the intra-arterial delivery of various drugs for chemotherapy.

As is neurostimulation, implantable drug pump therapy is fully reversible. Prescribed for carefully selected patients, clinical results demonstrate that the majority of patients experience a substantial reduction in pain, an increase in activity level, a reduction in the use of narcotics, a reduction in hospitalization and an overall reduction in health care costs.

Implantable drug pumps are made up of the pump itself and a catheter. The pump is a hockey puck-shaped device containing a reservoir to hold the prescribed drug and the mechanisms that regulate the drug's delivery rate. The pump is implanted under the skin in the abdominal area and is connected to the catheter. The catheter is a piece of soft, pliable tubing that is tunneled under the skin into either the epidural or intrathecal space of the spinal column. The pump is refilled by placing a needle through the skin into an access port on the pump and injecting the drug into the reservoir.

Currently, there are two types of implantable drug pumps - constant rate and programmable. Constant rate pumps provide drug infusion at a single, continuous flow rate that cannot be changed once the pump has been implanted in the patient. Programmable pumps allow the rate of drug delivery to be non-invasively changed to meet the patient’s needs. The disadvantage of a programmable pump is that it is battery-powered and must be surgically removed and replaced after four to seven years. According to industry analysts, programmable drug pumps make up approximately 90% of the implantable pump market, with constant rate pumps accounting for the balance. Industry analysts estimate the worldwide implantable drug pump market in 2001 was a $230 million market, and expect this market to grow at an annual rate of about 19% to around $450 million by 2005. If new applications are approved, the market may grow at a faster rate. New applications that are currently being researched include different types of chronic pain and, specifically related to programmable pumps, ALS (Lou Gehrig's Disease), Parkinson's Disease, Huntington's Disease and Alzheimer's Disease.

Our Products

We currently have three main products on the market: our Renew RF and Genesis IPG neurostimulation devices, which we are marketing in the U.S. and internationally, and our AccuRx constant rate implantable drug pump, which we currently market internationally and which is in clinical trials in the U.S.

Renew

Renew is the leading technology in the RF stimulation market, and in 2001 generated the majority of our revenues. We introduced Renew in the U.S. during June 1999 and began selling it in international markets during 2000. Renew is the latest generation device in the RF stimulation product line in which we have been involved since acquiring our neuromodulation business in 1995.

Renew offers leads with up to 16 closely-spaced electrodes, while our competitor's product offers only up to eight electrodes. More electrodes results in more effective treatment of complex and multi-extremity pain patterns, and provides the doctor with increased flexibility in programming to accommodate a patient's changing pain patterns. Renew's receiver has been designed for ease of implantation, which reduces the time required to complete the procedure. It is also the smallest receiver currently on the market, which results in enhanced patient comfort. Additionally, it allows the use of from one to four lead arrays, while our competitor's product offers a maximum of two. This choice of lead arrays, combined with either an 8- or 16-channel model receiver (our competitor offers only an 8-channel receiver), enables the doctor to choose from the maximum number of alternatives to best treat complex pain. Renew's transmitter provides the patient with a number of program choices for stimulation. There are three stimulation modes (as compared with our competitor's two modes), which include (1) our PC-Stim program, whereby patients can manually select up to 24 programs to regulate their own therapy; (2) our Multi-Stim program, which provides automatic delivery of multiple stimulation programs important for the treatment of diffuse, multifocal pain patterns; and (3) our C-Stim program, which provides a single, continuous stimulation program. The transmitter also has easy-to-use controls and an interactive display that includes a stimulation diagram for quick visual confirmation of pain coverage.

Genesis

In late 2000, we received CE mark approval for our Genesis IPG and began selling the product in international markets during the first quarter of 2001. On November 21, 2001, we received FDA approval of Genesis. This approval allowed us to launch our participation in the largest segment of the neuromodulation market with our U.S. roll-out of Genesis that began in January 2002, and to participate in 100% of the neurostimulation market for treating chronic pain of the trunk and limbs.

We believe Genesis offers several technological advances over our competitor's product that should make it attractive to doctors and patients:

  Genesis is significantly smaller than the other eight channel IPGs on the market, which should make Genesis more comfortable for the patient.
  Genesis provides the patient with the option to choose from up to 24 different stimulation programs, while the competing product has a more limited menu and requires the patient to go to the doctor's office for reprogramming.
  Genesis provides the option of one Octapolar lead, which enables doctors to rectify the problem of lead movement or "migration" (a problem in about 10-15% of cases) through reprogramming.
  Genesis provides constant current delivery to protect against body impedance that can cause over- or under-stimulation.

PainDoc

We have also developed a Windows-based, computerized support system designed to work with both Renew and Genesis, called PainDoc®. PainDoc interfaces with our RF transmitter and IPG programmer to optimize stimulation therapy and document treatment outcomes. This system allows the doctor to interact with the patient to map the location and intensity of the patient's pain and input this information into a standardized database. In addition, PainDoc serves as a patient management system, enabling the doctor to record the pain maps, assess stimulation coverage and overlap, standardize clinical data collection, and archive and manage patient information.

AccuRx

We received CE mark approval to distribute our AccuRx constant rate drug pump internationally and began selling the pump in Europe in the second quarter of fiscal 2001. We also received an investigational device exemption (IDE) from the FDA to initiate clinical trials in the U.S. The clinical trials include 109 patients, are being conducted in 15 sites and will provide data to support our PMA for U.S. market introduction. The clinical trials commenced in the first quarter of 2001, and the first pump was successfully implanted in April 2001.

Until recently, all constant rate pumps have been powered by pressurized gas in a chamber that surrounds the drug reservoir. When the drug is injected into the reservoir, the gas is compressed. At body temperature, the gas expands, pushing the drug out of the reservoir into the catheter. Unlike our competitors' products, AccuRx is powered by a polymeric diaphragm. The advantage of this design is that our pump is more precise, because its operation is not affected by changes in the body's temperature or pressure. We completed development of AccuRx in 2000, using technology we licensed from IDP for pain and cancer therapy applications. On January 2, 2001, we acquired the intellectual property rights from IDP for 119,100 shares of our common stock, then valued at $2.43 million. By purchasing the intellectual property rights, we eliminated future royalty obligations and expanded our rights to use the AccuRx pump for any application.

Industry analysts estimate worldwide sales of constant rate implantable drug pumps in 2001 were $28 million, up 16% from 2000. We have two competitors in this segment of the market.

Other Business Matters

Research and Development

As of March 2002, we had an in-house research and development staff of 44 people, compared to 38 in March 2001. The 2002 total includes15 development personnel and the 2001 total includes 12 development personnel employed by HDI. In 2001, we spent $4.93 million (13.0% of total net revenue) on research and development, compared to $3.85 million (12.1% of total net revenue) in 2000. During 2002, we expect to increase our investment in research and development and clinical trials and expect expenditures for the year to reach approximately $6.1 million.

Our current research and development efforts include work on the following:

  next-generation IPG stimulation devices for spinal cord stimulation;
  next-generation RF stimulation devices;
  an IPG stimulation device for deep brain stimulation to address essential tremor and tremor associated with Parkinson's Disease;
  next-generation infusion pumps, including a prototype programmable pump that will take several years to develop; and
  clinical trials that we expect to initiate on several of our new products upon approval from the FDA.

Additionally, we are working on new applications for our IPG stimulation platform outside our focus on chronic pain, including an application for treating occipital headaches. During the first quarter of 2001, we initiated a pilot clinical study in the U.S., which consists of ten patients at two sites, to evaluate the efficacy of our Genesis IPG device for treating occipital headaches. We expect to complete the pilot study during the second quarter of 2002. Data from the pilot study will be used to determine the parameters for a larger pivotal clinical study to support a PMA application for our Genesis IPG to treat occipital headaches. We are also evaluating other new applications for our IPG stimulation platform including applications for treating angina, peripheral vascular disease, peripheral nerve stimulation, and urinary incontinence, any of which would require a PMA approval from the FDA. We may seek strategic partners with established distribution systems to develop these market opportunities.

Our HDI subsidiary developed and is the manufacturer of our Genesis IPG, and is also the O.E.M. manufacturer of the transmitter used with Renew. HDI has developed and introduced more than 60 medical devices for leading medical device companies in the fields of cardiology, neurology and orthopedics. HDI's core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. We believe HDI's core competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In 2001, HDI accounted for 27.6% of our consolidated revenues.

Marketing and Sales

General

We target our marketing efforts at anesthesiologists, neurosurgeons and orthopedic surgeons who specialize in pain management. Because most pain practitioners implant both RF and IPG stimulators, we expect to leverage our RF contacts and track record to establish our position in the IPG segment of the market. Additionally, by rounding out our product offerings with our IPG device, we expect that our sales representatives will now be able to expand their target customer base to doctors who have historically preferred to implant only IPGs.

We derive 90% of net revenues from product sales of our neurostimulation systems from domestic sales and approximately 10% from export sales.

U.S.

In the domestic market, which accounts for the vast majority of our sales, we employ a hybrid sales force of a total of about 80 independent specialty distributors and commissioned sales agents, and five direct sales persons, all of whom are focused on the chronic pain market. We have divided the domestic market into three distributor territories, which employ a total of 24 pain specialists who devote the majority of their selling efforts to our products. We sell our products to these distributors at a discount from our list prices, and the distributors sell the products to and collect revenues from the customers. We obtain approximately 35% of our sales through our specialty distributors. In addition, we have 23 sales agent territories that employ 56 sales agents with expertise and focus on the pain management market who tend to sell our products as their flagship product line. The sale of products using commissioned sales agents contributes approximately 60% of our total sales.

We also employ four regional sales managers, who interact with our customers and oversee the distributors and the sales agents, and a Vice President of North American Sales, who coordinates the sales efforts of our distribution network in North America.

Our domestic marketing programs include:

  medical marketing programs intended to educate doctors and their staff about successfully promoting their practices, efficiently educate patients about the diagnosis and treatment of various conditions and effectively train office staff to work with patients;
  surgical training programs offered to doctors interested in improving their surgical techniques;
  education materials, such as brochures and videos, to educate patients and doctors about treatment options and about our products in particular;
  reimbursement assistance, with the help of outside consultants, to assist patients and doctors in obtaining appropriate reimbursement for our products;
  advisory boards composed of key U.S. and international opinion leaders who provide us feedback about our current and future products, diagnostic and treatment trends and other areas of interest; and
  website marketing focused on educating both patients and doctors about our product alternatives, reimbursement for our procedures and our marketing programs.

International

Internationally, we market our products through 20 specialty pain distributors who represent us in 22 countries. Additionally in Germany, we employ two sales agents and two direct sales representatives. Our international distribution network reports to our Director of International Operations, who is headquartered in the United Kingdom. We are in the process of training and signing additional distributors to market our products in additional foreign countries.

Customer Service

Our sales representatives are also responsible for training doctors and nurses on programming and trouble-shooting any problems with our RF and IPG devices. Both the RF and IPG devices have 24 different program settings, which can be programmed and saved into memory. Therefore, a significant amount of training of doctors and nurses is required for new users of our products.

Major Customers

During 2001 and 2000, we had one major customer that accounted for 10% or more of our net revenue from our neuromodulation products segment. Sun Medical, Inc., a specialty distributor of ANS stimulation products, accounted for $4.2 million, or 15% of our net revenue from the neuromodulation products segment for the year ended December 31, 2001 and $3.2 million, or 14% of our net revenue from the neuromodulation products segment for the year ended December 31, 2000. While we believe our relations with Sun Medical are good, the loss of this customer could have a material adverse effect on our business, financial condition and results of operations. During 1999, we had two major customers that accounted for 10% or more of our net revenue from the neuromodulation products segment. Sun Medical, Inc. and Primesource Surgical, Inc., accounted for $3.0 million and $2.3 million, respectively, or 15% and 11%, respectively, of our net revenue from the neuromodulation products segment for the year ended December 31, 1999.

During the year ended December 31, 2001, we had three major customers that accounted for 10% or more of our net revenue from the HDI O.E.M. segment: Medtronic, Inc. accounted for $6.3 million, or 60%; Arrow International, Inc. accounted for $1.8 million or 17%; and Transneuronix, Inc. accounted for $1.1 million or 11%. For the year ended December 31, 2000, we had three major customers that accounted for 10% or more of our net revenue from the HDI O.E.M. segment: Medtronic, Inc. accounted for $4.3 million or 49%; Exogen accounted for $2.1 million or 24%; and Cyberonics, Inc. accounted for $1.5 million or 17%. For the year ended December 31, 1999, we had four major customers that accounted for 10% or more of our net revenue from the HDI O.E.M. segment: Exogen accounted for $1.7 million or 27%; Medtronic, Inc. accounted for $1.7 million or 27%; Cyberonics, Inc. accounted for $1.2 million or 19%; and EP MedSystems accounted for $760,000 or 12%.

Manufacturing

We operate two manufacturing facilities, one in Plano, Texas and the other in Hackettstown, New Jersey. Both of our manufacturing operations are required to comply with the FDA's Quality System Regulations, commonly referred to as QSR. QSR addresses design, controls, methods, facilities and quality assurance controls used in manufacturing medical devices. In addition, we are subject to compliance requirements of ISO 9001 certification and CE Mark directives for international markets. Our Plano, Texas facility was re-certified to ISO 9001/EN 46001/ ISO 13485 in November 2001. HDI's manufacturing facility is also ISO 9001 certified and was re-certified in May 2000. Each facility is subject to recurring surveillance audits by its notified body.

We manufacture and package the vast majority of our neurostimulation devices and implantable drug pumps at our Plano facility. HDI manufactures a variety of medical devices and products on an O.E.M. basis in Hackettstown.

For our implantable neurostimulation devices and drug pumps, our manufacturing processes largely consist of the assembly of standard and custom components, functional testing to ensure adherence to specifications and inspection of completed products. Components are assembled in a "clean room" environment designed and maintained to reduce product exposure to particulate matter. We subcontract with various suppliers to provide us with the quantity of component parts necessary to assemble our products and for sterilizing finished product using ethylene oxide gas.

For our non-implantable (external) products, our manufacturing processes largely consist of the assembly of standard and custom components, functional testing to ensure adherence to specifications and inspection of completed products. Like our implantable products, we rely on third party subcontractors to supply us with standard and custom component parts.

We devote significant attention to quality assurance throughout all phases of our manufacturing operation. In addition to product inspection and compliance auditing, quality assurance supports process improvement, statistical problem solving and product improvements.

Skills of assembly workers required for the manufacture of medical products are similar to those required in typical assembly operations. We believe that workers with these skills are readily available in the Dallas and New Jersey geographical areas.

We believe we currently have in place the manufacturing capabilities to meet the needs of the neuromodulation market in which we participate. We estimate that our current manufacturing capacity is sufficient to handle a three-fold increase in product volume.

Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks and agreements to protect our intellectual property. We currently own 25 patents covering our stimulation devices' electrode, receiver, transmitter and programmer technology, our PainDoc computer system technology and our fully-implantable infusion pump technology. These patents, in part, cover both RF and IPG stimulation devices for a wide range of current and future applications. We currently have 8 pending U.S. patent applications and 21 pending foreign patent applications. Among other things, these pending patent applications cover new stimulation lead technology, implant accessories, improved connector mechanisms and implantable drug delivery technology.

Additionally, we are exclusively licensing from third parties a patent directed to advanced placement techniques and a patent directed to methods to facilitate relieving the effects of chronic pelvic pain, such as interstitial cystitis.

The validity of any patents issued to us may be challenged by others and we could encounter legal and financial difficulties in enforcing our patent rights against infringers. In addition, new technologies may be developed, or patents may be obtained by others, which would render our patents obsolete. The loss of any one patent would not have a material adverse effect on our current revenue base. However, although we do not believe that patents are the sole determinant of the commercial success of our products, the loss of a significant percentage of our patents could have a material adverse effect on our business, financial condition and results of operations.

We have developed technical knowledge which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with each of our key employees prohibiting such employees from disclosing any of our confidential information or trade secrets or engaging in any competitive business (as defined in the agreements) while the employee is working for us and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to our business will be assigned to us and become our sole property.

Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could adversely affect our revenues. Although we are not currently a party to any patent infringement lawsuit and no such claims have been made against us, we could become subject to such litigation or claims. The interventional pain management market is characterized by extensive patent and other intellectual property claims, which can create greater potential than in less-developed markets for possible allegations of infringement, particularly with respect to newly developed technology. Intellectual property litigation is complex and expensive and its outcome is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to us and significant diversion of the efforts of our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, there can be no assurance that necessary licenses would be available to us on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Renew®, Multistim®, PainDoc®, Octrode®, ANS® and Advanced Neuromodulation Systems® are among our registered trademarks. U.S trademark applications are pending for various trademarks that we believe have value (or will have value) in the marketplace, including Compustim™, Genesis™ , DuraCath™ and AccuRx™.

Competition

We are a small company competing in a large and rapidly growing market. Our only significant competitor at this time is Medtronic, Inc., one of the world's largest medical device companies, which has substantially greater resources and marketing power than we do. Furthermore, the neuromodulation market is one of Medtronic's fastest growing segments. Competitive pressures could increase in the future as Medtronic attempts to secure and grow its position in neuromodulation. Also, a market with projected growth like this market is bound to attract other large companies; however, barriers to entry are high due to long and expensive product development and approval cycles and the intellectual property and patent positions that we and Medtronic currently hold.

We believe that the principal competitive factors in the neuromodulation market are:

  cost-effectiveness
  impact on patient outcomes
  product performance
  quality
  ease of use
  technical innovation
  customer service

We intend to continue to compete on the basis of our high-performance products, innovative technologies, manufacturing capabilities, close customer relations and support, and our strategy to increase our offerings of products within the neuromodulation market.

Government Regulation

The manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding foreign agencies. The research and development, manufacturing, promotion, marketing and distribution of our products in the U.S. are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the "FDC Act and Regulations"). We are subject to inspection by the FDA for compliance with such regulations and procedures.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, rescission of marketing permits, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. Our Texas facility was last inspected in July 2001, and no major non-conformities were found. In September 2000, the FDA inspected HDI's New Jersey facility, and no major non-conformities were found.

Under the FDA's requirements, a new medical device cannot be released for commercial use until a PMA has been filed with the FDA and the FDA has approved the device's release. If a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Either a 510(k) or a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed, and FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of our currently marketed products, with the exception of our Genesis IPG, have been the subject of successful 510(k) submissions, we believe that because the products we are currently developing are more innovative, some of these products will require a PMA submission process, which is lengthier and more costly than the 510(k) process.

Our recent experience with our Genesis IPG device demonstrates that, even when the 510(k) process appears to be the appropriate path to regulatory approval, the FDA may disagree, and the entire process is unpredictable. In February 1999, we met with the FDA to discuss the submission of a PMA application for Genesis. The FDA recommended that we instead seek reclassification of our Genesis device in order to be able to use the 510(k) filing process, and we promptly did so. On September 17, 1999, the FDA's neurological panel recommended approval of our reclassification. One year later, on September 6, 2000, the FDA published its position supporting the reclassification of Genesis in the Federal Register, and allowed a 30-day "comment period" for our competitors to comment on the decision. Medtronic submitted a request to the FDA for a one-month extension to the comment period, which was granted. On February 26, 2001, the FDA reversed its position and denied our petition to reclassify Genesis. This decision by the FDA made it necessary for us to file a PMA application for Genesis, which we promptly did. We received PMA approval from the FDA on November 21, 2001.

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

To position ourselves for access to European and other international markets, we have maintained certification under the ISO 9000 Series of Standards. ISO 9000 is a set of integrated requirements, which, when implemented, form the foundation and framework for an effective quality management system. These standards were developed and published by the ISO, a worldwide federation of national standard bodies, founded in Geneva, Switzerland in 1946. ISO has over 92 member countries. ISO certification is essential to enter European Community markets.

In November 2001, our quality system was re-certified to ISO 9001/EN 46001/ISO 13485 certification. The ISO 9001 registration is the most stringent standard in the ISO series. The German notified body TUV Product Services issued the re-certification certificates. The ISO 9001 standard covers design, production, installation and servicing of products. EN 46001 and ISO 13485 cover the same elements as the ISO 9001 standard; however, their focus is on quality systems for medical device manufacturing. In addition, we are certified to the Active Implantable Medical Device Directive allowing us to market devices throughout the European Community. We are subject to an annual audit by the notified body to maintain our registrations.

The financial arrangements through which we market, sell and distribute our products may be subject to certain federal and state laws and regulations in the U.S. with respect to the provision of services or products to patients who are Medicare or Medicaid beneficiaries. The "fraud and abuse" laws and regulations prohibit the knowing and willful offer, payment or receipt of anything of value to induce the referral of Medicare or Medicaid patients for services or goods. In addition, the physician anti-referral laws prohibit the referral of Medicare or Medicaid patients for certain "Designated Health Services" to entities in which the referring physician has an ownership or compensation interest. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include the provision of services or products to all patients, regardless of the source of payment, although there is variation from state to state as to the exact provisions of such laws or regulations. In other states, and on a national level, several health care reform initiatives have been proposed that would have a similar impact. We believe that our operations and our marketing, sales and distribution practices comply with applicable fraud and abuse and physician anti-referral laws and regulations. Although we do not believe that we will need to undertake any significant expense or modification to our operations or our marketing, sales and distribution practices to comply with federal and state fraud and abuse and physician anti-referral regulations that are currently in effect or proposed, financial arrangements between manufacturers of medical devices and other health care providers may be subject to increasing regulation in the future. Compliance with such regulation could adversely affect our marketing, sales and distribution practices, and may affect us in other respects not presently foreseeable that could have an adverse impact on our business, financial condition and results of operations.

Third-Party Reimbursement

Hospitals and ambulatory surgery centers are the primary purchasers of our products, which then bill various third-party payors for the services provided to the patients. These payors, which include Medicare, Medicaid, private insurance companies, managed care and worker's compensation organizations, reimburse part or all of the costs and fees associated with the procedures performed with these devices. We estimate that one-third of total reimbursements for our products come from each of Medicare/Medicaid, private insurance companies and managed care organizations, and worker's compensation organizations.

Medicare and Medicaid reimbursement for hospitals is based on a fixed amount for admitting a patient with a specific diagnosis. Because of this fixed reimbursement method, hospitals have incentives to use less costly methods in treating Medicare and Medicaid patients, and will frequently make capital expenditures to take advantage of less costly treatment technologies. Frequently, reimbursement is reduced to reflect the availability of a new procedure or technique, and as a result hospitals are generally willing to implement new cost-saving technologies before these downward adjustments take effect. Likewise, because the rate of reimbursement for certain doctors who perform certain procedures has been and may in the future be reduced in the event of further changes in the resource-based relative value scale method of payment calculation, doctors may seek greater cost efficiency in treatment to minimize any negative impact of reduced reimbursement. Any amendments to existing reimbursement rules and regulations which restrict or terminate the reimbursement eligibility (or the extent or amount of coverage) of medical procedures using our products or the eligibility (or the extent or amount of coverage) of our products could have an adverse impact on our business, financial condition and results of operations. Third-party payors routinely challenge the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental or was used for an unapproved application.

Our stimulation devices, while cost-effective compared to repeat back surgeries, have encountered some resistance by third-party payors. Although Medicare, Medicaid and many private insurers reimburse for our stimulation devices and procedures, especially after repeated back surgeries have failed to relieve chronic pain, some managed care and private payors occasionally refuse to reimburse or restrict reimbursement for stimulation devices. We cannot assure you that third-party payors will continue to reimburse for our products, or that their reimbursement levels will not adversely affect the profitability of our products. In addition, because health care costs have risen so significantly there have been and will continue to be proposals by legislators and regulators to curb these costs. Legislative action limiting reimbursement for certain procedures could have a material adverse effect on our business, financial condition and results of operations.

In response to the focus of national attention on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. In addition to legislative and regulatory initiatives, the number of Americans enrolling in some form of managed care plan continues to grow. It has become a typical practice for hospitals to affiliate themselves with as many managed care plans as possible. Higher managed care penetration typically drives down the prices of health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact existing or proposed legislation, regulation or such third-party payor measures may have on our future business, financial condition or results of operations.

Changes in reimbursement policies and practices of third-party payors could have a substantial and material impact on sales of our products. The development or increased use of more cost-effective treatments could cause such payors to decrease or deny reimbursement to favor these other treatments.

Advisory Board

We have established the Advanced Neuromodulation Systems Advisory Board, which is comprised of individuals with substantial expertise in neuromodulation and pain management. Members of our management and scientific and technical staff consult closely with members of the Advisory Board to identify specific areas where techniques are changing and where existing products do not adequately fulfill the needs of the pain physician. The Advisory Board helps management evaluate new product ideas and concepts and, once a product is approved for development, its subsequent design and development. The Advisory Board may also participate in the clinical testing of products developed.

Certain members of the Advisory Board are employed by academic institutions and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. The members of the Advisory Board may also serve as consultants to other medical device companies. No member of the Advisory Board is expected to devote more than a small amount of time to ANS.

Employees

As of March 12, 2002, we employed 226 full-time employees, 44 in research and development, 29 in sales and marketing, 133 in manufacturing and related operations, and the remainder in executive and administrative positions. This total includes 102 full-time employees at HDI, which we acquired on January 2, 2001. None of our employees is represented by a labor union and we consider our employee relations to be good.

ITEM 2.	PROPERTIES

We entered a 63 month lease agreement in February 1999 for our 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas. Under the terms of the lease agreement, which became effective on June 1, 1999, we received three months of free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. We also have a right of first refusal to acquire the facility.

We also lease facilities in New Jersey as a result of our acquisition of Hi-tronics Designs, Inc. on January 2, 2001. One of the facilities, located in Budd Lake, New Jersey, is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease expires on May 31, 2003 and has a monthly rental rate of $10,891. We also lease 15,000 square feet of space in Hackettstown, New Jersey used for our O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2002, has a monthly rental rate of $9,636 and is renewable for two additional one-year periods. In addition, on January 1, 2001, Hi-tronics entered an agreement to lease an additional 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space. The lease expires on June 30, 2002 and has a monthly rental rate of $2,269. All of the monthly rental rates include certain operating expenses such as property taxes, insurance, utilities, landscape and maintenance and janitorial services.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to product liability claims that arise in the ordinary course of business related to our neurostimulation devices. Product liability insurers have assumed responsibility for defending us against these claims, subject to reservation of rights in certain cases. While historically, product liability claims for our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage, we cannot assure you that we will not incur significant monetary liability in the future if such insurance is unavailable or inadequate for any reason, or that our current neurostimulation business and future neuromodulation products will not be adversely affected by these product liability claims. While we seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets, we cannot assure you that we will avoid significant future product liability claims relating to our neurostimulation systems.

Except for the product liability claims discussed above, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol "ANSI." On March 12, 2002, there were approximately 588 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

  2000:                                      High            Low
                                         -------------- --------------
  First Quarter                          $   19.38      $    9.94
  Second Quarter                         $   18.38      $   12.25
  Third Quarter                          $   21.50      $   14.25
  Fourth Quarter                         $   23.19      $   19.25

  2001:                                      High            Low
                                         -------------- --------------

  First Quarter                          $   26.88      $   11.00
  Second Quarter                         $   26.00      $   10.63
  Third Quarter                          $   25.85      $   19.00
  Fourth Quarter                         $   35.55      $   20.02

  2002:                                      High            Low
                                         -------------- --------------

  First Quarter                          $   36.20      $   28.53
  (through March 12, 2002)

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
                                   ----------------------------------------------------------------------
                                                       Years Ended December 31,
                                   ----------------------------------------------------------------------
                                        2001           2000         1999           1998         1997
                                   -------------- ------------- ------------- ------------- -------------
                                                 (in thousands, except per share data)
Statements of Income Data: (1) (2)

  Net revenue (3)                  $    37,916    $    31,827   $   26,879    $    23,417   $   19,129
  Total net revenue                     37,916         31,827       35,779         26,517       19,129
  Gross profit                          22,241         17,127       23,852         13,993       11,041
  Research and development expense       4,928          3,854        4,097          2,790        1,091
  Marketing, general and
    administrative and
    amortization expenses               14,504         12,328       11,286         10,701        8,301
  Income from operations                 2,809            945        8,469          3,602        1,649
  Net income from continuing
    operations                           1,518            832        5,817          2,327          493
  Loss from discontinued operations         --             --           --           (212)         (93)
  Gain on the sale of assets of
    discontinued operations                 --             --           --          4,585           --
  Net income (loss) from
    discontinued operations                 --             --           --          4,373          (93)
  Net income                       $     1,518    $       832   $    5,817      $   6,700   $      400

  Diluted income (loss) per
  share:
   Continuing operations           $       .15    $       .09   $      .64      $     .24   $      .05
   Discontinued operations         $        --    $        --   $       --      $     .45   $     (.01)
   Net income (loss)               $       .15    $       .09   $      .64      $     .69   $      .04

                                   ----------------------------------------------------------------------
                                                              Years Ended December 31,
                                   ----------------------------------------------------------------------
                                       2001           2000          1999          1998          1997
                                   -------------- ------------- ------------- ------------- -------------
                                                                   (in thousands)
Balance Sheet Data(2):

   Cash, cash equivalents,
    certificates of deposit and
    marketable securities          $    11,937    $    11,599   $    9,736    $    13,982   $    4,630
   Working capital                      24,906         22,211       17,626         18,042       16,702
   Total assets                         55,865         49,565       48,407         49,546       53,548
   Short-term notes payable and
    current maturities of
    long-term notes payable                 52             30           --          3,633        8,633
   Notes payable, excluding
    current maturities                     137            212           --          1,000        4,869
   Stockholders' equity            $    46,812    $    40,442   $   36,536    $    34,769   $   35,530

__________________________

(1) On January 30, 1998, the Company sold its cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations.

(2) On January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated.

(3) Net revenue excludes contract research and development revenue in 1998 and 1999 from our former agreement with Sofamor Danek. See Note 12 of the Notes to Consolidated Financial Statements.

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income(loss):

                                        ------------------------------------------------------------------------------
                                                                         Years Ended December 31,
                                        ------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------------
                                                           2000            1999            1998            1997
                                                       --------------- --------------- --------------- ---------------
                                                                      (in thousands)
Reconciliation of total net revenue:

As previously reported by the Company                    $   23,082     $    29,478     $    20,106     $    14,718
  HDI, for the year ended November 30                    $   10,366           7,989           6,746           4,411
  Elimination of intercompany transactions               $   (1,621)         (1,688)           (335)           --
 Total net revenue as restated                          $   31,827     $    35,779     $    26,517     $    19,129

Reconciliation of net income (loss):
  As previously reported by the Company                  $      954     $     6,003     $     6,959     $       724
  HDI, for the year ended November 30                    $       28             328            (174)           (231)
  Elimination of intercompany transactions               $     (150)           (514)            (85)    $      --
 Total net revenue as restated                          $      832     $     5,817     $     6,700     $       493

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Critical Accounting Policies and Estimates

General

ANS' discussion and analysis of its financial condition and results of operations are based upon ANS' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Revenue from the sale of our neuromodulation products and custom manufactured O.E.M. products at HDI is recognized when the goods are shipped to our customers. We record, as a reduction in revenue, a provision for estimated sales returns and allowances on these product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

We also design and develop products at HDI under fixed price development agreements with third parties. Each development agreement reflects the terms and conditions of the project, including project objectives, product specifications, responsibilities for tasks, licenses and fields of use of intellectual properties, manufacturing rights and compensation to be paid to HDI, amongst other terms and conditions. A typical development project will take one to two years to complete and is undertaken in accordance with the Design Controls of the FDA's QSR and similar international standards. We recognize revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. We follow this method since reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement can be made. If we do not accurately estimate the resources required or the scope of work to be performed under a development agreement, then future profit margins and results of operations may be negatively impacted.

In certain cases, HDI will undertake a development project on a cost plus basis. In this event, we periodically invoice the customer for actual time and material expended on the project at predetermined hourly billing rates and mark ups.

Bad Debt

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables including the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs may be required.

Inventory

Our reserve for excess and obsolete inventory is based upon forecasted demand for our products. If the demand for our products is less favorable than those projected by management, additional inventory write-downs or write-offs may be required.

Intangible Assets

Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as patents, purchased technology, tradenames and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Warranty Obligations

Our products are generally covered by a one-year warranty. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

Contingencies

We are subject to proceedings, lawsuits and other claims related to our products and business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

Currently, product liability claims are the only litigation to which we are a party. While historically our product liability claims have not resulted in significant monetary liability beyond our insurance coverage, an adverse judgment beyond our insurance coverage could have a material adverse impact on our results of operations and financial condition.

Overview

On November 21, 2001, the FDA approved the Pre-Market Approval (PMA) application for our Genesis IPG. This approval enables us to commercially market the Genesis IPG in the United States, which we formally commenced in January 2002 and to participate in 100% of the neurostimulation market to treat chronic pain of the trunk and limbs. Industry analysts estimate that the worldwide IPG market is growing at a 26% annual rate and will approach $300 million in 2002. Until our launch of the Genesis IPG, only one other company marketed an approved IPG device in the United States.

On January 2, 2001, we acquired the assets (primarily intellectual property consisting of patents and know-how) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of ANS common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. IDP was formed in 1986 to commercialize certain implantable infusion technologies developed at the University of Minnesota. We entered a license agreement with IDP in 1995 to license rights to implantable infusion pump technologies developed by IDP and ESOX for applications in pain and cancer therapy. Under the license agreement, we were obligated to pay IDP royalties on worldwide sales of implantable infusion pumps using IDP technology. The January 2, 2001 acquisition canceled the license agreement, thereby eliminating our future royalty obligations, and expanded our rights to use the pump technologies in all applications through our acquisition of the intellectual property. We completed development of our AccuRx fully implantable constant rate infusion pump in late 2000 using technology we licensed from IDP. We received CE mark approval to distribute the pump internationally and commenced sales internationally during the second quarter of fiscal 2001. We also received an Investigational Device Exemption (IDE) from the FDA to initiate clinical trials in the United States. The clinical trials include 109 patients and are being conducted in fifteen sites. The trials commenced in the first quarter of 2001 and are progressing according to plan. The data gathered during the trials will be used to support our PMA application.

Also on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI or Hi-tronics), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices headquartered in Budd Lake, New Jersey. We acquired HDI through a stock-for-stock merger in which we issued 1,104,725 shares of ANS common stock. The transaction is accounted for on a pooling of interests basis and accordingly, prior year results have been restated. HDI developed and is the manufacturer of our Genesis IPG and is also the O.E.M. manufacturer of the transmitter used with our Renew radio-frequency spinal cord stimulation system. HDI was founded in 1987 and has developed more than sixty medical devices for some of the leading medical device companies in the fields of cardiology, neurology and orthopedics. The core strength of HDI is in developing highly sophisticated electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. We believe this competency, when combined with our own strengths in lead design and packaging, will allow us to develop more sophisticated products in compressed, development-cycle timetables. In addition, the merger will result in vertical integration benefits in manufacturing that should enhance margins on our current and future products.

As a result of HDI's fiscal year ending on a different date than the Company's, for the one-month period ended December 31, 2000 the results of operations of HDI have been charged directly to retained earnings in the Consolidated Statement of Stockholders' Equity for the period ended December 31, 2001. During the month of December 2000, HDI recorded net revenue of $119,481 and a loss before income tax benefit of $591,600. The net loss for the one-month period ended December 31, 2000 was $347,679. Results of HDI for this one-month period were negatively impacted by a problem with a component supplied by a vendor. This resulted in substantially lower than normal revenue since the products using the component could not be manufactured and delivered. The component problem was quickly resolved with the vendor and shipments of products using the component commenced in late January 2001.

In June 1998, we entered into an agreement under which we would develop and manufacture products and systems for use in Deep Brain Stimulation ("DBS") for Sofamor Danek. See Note 12 - "Product Development Agreement" of the Notes to Consolidated Financial Statements. We received a payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated completion of the development project. During the year ended December 31, 1998, we recognized $3.1 million into income as revenue. The remaining $900,000 was recognized into income as revenue during January 1999 due to the termination of the agreement with Sofamor Danek as a result of the merger of Sofamor Danek and Medtronic, Inc. In connection with the termination, we also received an additional payment of $8 million from Sofamor Danek, which was recognized into income as revenue during January 1999.

Results of Operations

Comparison of the Years Ended December 31, 2001 and 2000

We reported net income of $1.52 million or $.15 per diluted share in 2001 compared to $832,000 or $.09 per diluted share in 2000. The results for 2001 include a pretax expense of $484,000 for costs associated with our acquisition of HDI on January 2, 2001. These costs were expensed instead of capitalized because the acquisition is accounted for under the pooling of interests method.

Total net revenue of $37.92 million for the year ended December 31, 2001 increased 19.1% from the comparable 2000 level of $31.83 million. This growth was attributable to both continued strong sales of our advanced neuromodulation products used to treat chronic pain, which increased 19.0% to $27.46 million, and higher sales at HDI, which increased 19.6% to $10.46 million. On November 21, 2001, we received approval from the FDA to begin marketing our Genesis IPG in the United States and the first implants occurred in late December 2001. We formally launched the Genesis IPG in the United States in January 2002.

The launch of the Genesis IPG could temporarily impede growth in sales of Renew systems, which could affect the rate of our overall revenue and profitability growth. Although Genesis and Renew are targeted towards patients with different types of pain and Genesis is not intended to replace Renew in the neuromodulation market, some pain specialists may recommend Genesis to their patients when they would have otherwise recommended Renew, and consquently, Genesis may substitute for some sales of Renew. Although it is too early in the process to accurately predict the future impact of this factor, management believes that it is possible that sales of Renew may plateau or even decline modestly, at lease during the first several months of Genesis sales.

Because neuromodulation devices have gained acceptance as a viable, efficacious and cost-effective treatment alternative for relieving chronic intractable pain and improving neurological function, we are continuing our efforts to expand our product offerings in the high-growth market of neuromodulation. Today, we are a market share and technology leader in the radio-frequency stimulation segment of the neuromodulation market, which industry analysts expect to approach $74 million in 2002, and we are now only the second market participant in the totally implantable stimulation segment which industry analysts expect to approach $300 million in 2002. Over the last three years, to position us to participate in the other larger and more rapidly growing segments of the neuromodulation market, we continued to aggressively invest in development projects for our technology platforms, including our IPG for spinal cord stimulation, IPG for deep brain stimulation and a fully implantable constant-rate infusion pump. Some of the fruits of our development efforts were realized during 2001 when we received CE mark approval and began commercialization of our Genesis IPG and AccuRx constant flow implantable infusion pump in international markets during the first half of 2001 and when we received FDA approval of our Genesis IPG in November 2001 and subsequently launched it in the United States in January 2002. In 2002, we plan to continue our development efforts on advanced technology platforms for stimulation and drug delivery therapies.

Gross profit increased to $22.24 million in 2001 from $17.13 million in 2000 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margin increased to 58.7% in 2001 compared to 53.8% in 2000, due to higher sales of the Renew radio frequency spinal cord stimulation system, which contributes higher margins than HDI product sales, a reduction in specialty distributor sales where we recognize lower margins than sales through commissioned sales agents and operational efficiencies from higher manufacturing volumes.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $19.43 million in 2001 compared to $16.18 million in 2000, and as a percentage of total net revenue, increased to 51.2% in 2001 from 50.8% in 2000. In 2001, we continued to invest in our product development pipeline and in infrastructure to enhance our sales and marketing capabilities.

Research and development expense increased to $4.93 million in 2001, or 13.0% of 2001 total net revenue, from $3.85 million during 2000, or 12.1% of 2000 total net revenue. This increase in the absolute dollar amount in 2001 compared to 2000 was the result of higher consulting expense and test material expense. During 2001, these expenditures were directed toward development of our IPG stimulation system platforms for spinal cord stimulation, our next generation radio-frequency stimulation system platform, our proprietary constant-rate infusion pump and an IPG stimulation system for Deep Brain Stimulation.

Marketing expense, as a percentage of total net revenue, increased from 21.5% in 2000 to 23.9% in 2001, and the absolute dollar amount increased from $6.85 million during 2000 to $9.06 million in 2001. This dollar increase during 2001 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions in reimbursement and direct sales personnel, higher expense for education and training of new implanters and higher expense for new product introductions.

General and administrative expense decreased to $3.96 million during 2001 from $4.24 million in 2000 and as a percentage of total net revenue, decreased to 10.4% in 2001 from 13.3% during 2000. The decrease in this expense during 2001 was principally the result of lower salary expense from a reduction in certain salaries of the former owners of HDI effective as of January 2001 when we acquired HDI.

Amortization of goodwill and other intangibles increased to $1.49 million in 2001 from $1.23 million in 2000 primarily due to additional amortization expense for patents we acquired from ESOX on January 2, 2001.

Other income decreased to an expense of $26,000 in 2001 from income of $546,000 in 2000 primarily as a result of an expense in 2001 of $484,000 for costs associated with the acquisition of HDI and lower interest income due to lower yields on invested funds.

Income tax expense increased to $1.27 million in 2001 from $659,000 in 2000, and the overall effective tax rate was 45.5% in 2001 compared to 44.2% in 2000. Our expense for amortization of costs in excess of net assets acquired (goodwill) is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 2001 and 2000 compared to the U.S. statutory rate for corporations of 34%. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34%.

Comparison of the Years Ended December 31, 2000 and 1999

We reported net income of $832,000 or $.09 per diluted share in 2000 compared to $5.82 million or $.64 per diluted share in 1999. The 1999 results benefited from $8.9 million of revenue recorded in connection with our former development agreement with Sofamor Danek.

Total net revenue of $31.83 million for the year ended December 31, 2000, was $3.95 million below the comparable 1999 level of $35.78 million due to $8.9 million of net revenue in the 1999 period associated with our former development agreement with Sofamor Danek. Excluding the development agreement revenue, net revenue increased 18.4% to $31.83 million in 2000 from $26.88 million in 1999. This increase in net revenue was the result of higher unit sales volume of our Renew systems, which increased $2.5 million or 12.2% to $23.08 million. Sales at HDI also increased $2.45 million or 38.9% to $8.75 million.

Gross profit decreased to $17.13 million in 2000 from $23.85 million in 1999 due to the decrease in total net revenue discussed above and a decrease in gross profit margins. Gross profit margin decreased to 53.8% in 2000 from 66.7% in 1999 due to higher revenue from HDI, whose O.E.M. sales contribute lower gross margins than our proprietary neuromodulation products and the contract revenue in 1999 from our development agreement with Sofamor Danek, which contributed higher gross margins. Gross profit margin from sales of the neuromodulation products remained approximately the same at 67.6% in the 2000 period compared to 67.8% in the 1999 period.

Total operating expenses (the aggregate of research and development, marketing, amortization of intangibles and administrative expenses) increased to $16.18 million in 2000 from $15.38 million in 1999, and as a percentage of total net revenue, increased to 50.8% in 2000 from 43.0% in 1999.

Research and development expense decreased in absolute dollars to $3.85 million in 2000, or 12.1% of 2000 total net revenue, from $4.10 million during 1999, or 11.4% of 1999 total net revenue. This decrease in absolute dollars during 2000 compared to 1999 was the result of lower consulting expense. During 2000, these expenditures were directed toward development of our IPG stimulation system for spinal cord stimulation, our next generation radio-frequency stimulation system, our proprietary constant-rate infusion pump and an IPG stimulation system for Deep Brain Stimulation.

Marketing expense, as a percentage of total net revenue, increased from 17.6% in 1999 to 29.7% in 2000, while the absolute dollar amount increased from $6.29 million during 1999 to $6.85 million in 2000. This dollar increase during 2000 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher expense for education and training of new implanters and higher convention expense.

General and administrative expense increased from $3.81 million during 1999 to $4.24 million in 2000 and as a percentage of total net revenue, increased to 13.3% in 2000 from 10.6% during 1999. The increase of $435,000 in absolute dollar expense during 2000 was principally the result of higher legal expense, property tax expense, investor relations expense and consulting expense.

Amortization of goodwill and other intangibles increased slightly to $1.23 million in 2000 from $1.19 million during 1999 due to expense for additional patents we licensed.

Other income decreased to $546,000 in 2000 from $687,000 in 1999 primarily as a result of lower interest income due to lower funds available for investment.

Income tax expense decreased to $659,000 in 2000 from $3.34 million in 1999 due to lower income before income taxes in 2000 compared to 1999, as the 1999 period included the $8 million termination payment from our former development agreement with Sofamor Danek. This represents effective tax rates of 43.6% in 2000 and 36.5% in 1999. Our expense for amortization of costs in excess of net assets acquired (goodwill) was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rate during both 2000 and 1999 compared to the U.S. statutory rate for corporations of 34%.

Liquidity and Capital Resources

At December 31, 2001 our working capital increased to $24.91 million from $22.21 million at year-end 2000. The ratio of current assets to current liabilities was 4.77:1 at December 31, 2001, compared to 5.37:1 at December 31, 2000. Cash, cash equivalents, certificates of deposit and marketable securities totaled $11.94 million at December 31, 2001 compared to $11.60 million at December 31, 2000.

We increased our investment in inventories to $9.75 million at December 31, 2001, from $7.09 million at December 31, 2000. This increase from year-end 2000 was primarily the result of three factors. First, we increased our investment in consignment inventories as a result of adding fifteen commissioned sales agents during 2001 to whom we provide approximately $30,000 in consignment inventory each. Second, we purchased raw material and produced finished goods inventory for our AccuRx drug pump to support its launch internationally and for clinical trails in the United States. Third and most significantly, we purchased raw materials and produced finished goods of our Genesis IPG to support our international launch during 2001 and to prepare for our launch in the United States in January 2002.

We spent $3.11 million during 2001 for capital expenditures, non-competes and license fees for additional patents and intellectual property we are licensing. Of these expenditures, $1.96 million was spent for manufacturing tooling and equipment for new products we developed, including the Genesis IPG and AccuRx drug pump, $500,000 was spent for computer equipment and office furniture, $557,000 was spent for license fees and non-competes and $85,000 was spent for leasehold improvements.

We believe our current cash, cash equivalents, certificates of deposit and marketable securities and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. We currently have no credit facilities in place. If we decide to acquire complementary businesses or product lines, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could be bank borrowings or the issuance of debt or equity securities.

Cash Flows

Net cash provided by operating activities was $3.06 million in 2001, $690,000 in 2000 and $2.95 million in 1999. Net cash provided by operating activities increased from $690,000 in 2000 to $3.06 million in 2001, an increase of approximately $2.38 million. This increase in 2001 compared to 2000 was primarily the result of an increase in net income of $685,000 ($1.52 million in 2001 from $832,000 in 2000) and a $1.41 million decrease in the amount of cash used for changes in working capital components ($2.76 million in 2000 to $1.35 million in 2001). For 2000 compared to 1999, net cash provided by operating activities decreased from $2.95 million in 1999 to $690,000 in 2000, a decrease of approximately $2.26 million. This decrease in 2000 compared to 1999 was primarily the result of a $4.98 million decrease in net income ($832,000 in 2000 from $5.82 million in 1999) due to the 1999 period including the $8 million pretax termination payment from our former development agreement with Sofamor Danek. In 2000 however, we reduced the cash used for changes in working capital components from $5.13 million in 1999 to $2.76 million in 2000, a reduction of $2.37 million.

Net cash used in investing activities was $3.09 million in 2001 and $2.94 million in 2000 while investing activities provided cash of $803,000 in 1999. In 2001, our primary investing activities using cash were the purchase of marketable securities ($3.90 million) and capital expenditures ($3.11 million) for additional manufacturing tooling and equipment, office furniture and equipment, non-compete agreements and licensing fees for patents, while maturing certificates of deposit and sales of marketable securities provided cash of $3.92 million. In 2000, our primary investing activities using cash were the purchase of marketable securities and certificates of deposit with maturities over 90 days ($2.23 million) and capital expenditures ($1.65 million) for additional manufacturing tooling and equipment, office furniture and equipment and licensing fees for patents, while maturing certificates of deposit and the sale of marketable securities provided cash of $949,000. In 1999, our primary investing activities using cash were the purchase of marketable securities ($380,000) and capital expenditures ($5.64 million) for leasehold improvements and furnishings and equipment for our newly leased Plano, Texas facility, manufacturing tooling and equipment and licensing fees for patents, while we received net proceeds of $6.35 million from the sale of our facility to Atrion Corporation and $466,000 from the sale of marketable securities.

Net cash provided by financing activities was $957,000 in 2001 and $2.57 million in 2000, while financing activities in 1999 used cash of $7.81 million. During 2001, we used $48,000 to reduce certain debt obligations, while we received approximately $1.0 million from the exercise of stock options. During 2000, we used $29,000 to reduce certain debt obligations, while we received $2.6 million of cash from the exercise of stock options ($1.93 million), the private placement of common stock ($400,000) and proceeds from a long-term note payable ($270,000). During 1999, we used $3.63 million to repay our mortgage debt when we sold our facility to Atrion Corporation and $4.75 million for share repurchases, while we received approximately $573,000 from the exercise of stock options.

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

Outlook and Uncertainties

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "will," "should," "intend," "new market," "potential market applications," and similar expressions and variations are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

Failure of our Genesis IPG to gain market acceptance would adversely affect our revenues and profitability.

We formally introduced our Genesis IPG device in the U.S. in January 2002. We believe that the potential for growth in the IPG segment of the neuromodulation market is much greater than in the RF segment. Accordingly, our ability to generate increased revenue and profitability, and thus our general success, will depend, in large part, on the market's acceptance of our new IPG device. As a new entrant into the IPG market, there are many reasons we might not achieve market acceptance on a timely basis, if at all, including the following:

  competing products, technologies and therapies are available, and others may be introduced, that gain greater and faster doctor and patient acceptance than our IPG device; and
  our only competitor in the IPG market has had its IPG product on the market for some time and enjoys significant brand awareness among pain specialists.

If industry analysts are correct that the IPG segment of the neuromodulation will grow at a much faster rate than the RF segment, our failure to successfully market and sell our IPG device could negatively affect our revenue growth rate and our profitability.

Our main competitor has significantly greater resources, which may make it difficult for us to successfully compete in the neurostimulation market.

The medical device market is highly competitive, subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. Medtronic, Inc. is the largest and strongest competitor in the medical device sector, and is currently our sole competitor in the neurostimulation market. Medtronic is a large publicly-traded company and enjoys several competitive advantages over us, including:

  substantially greater name recognition;
  greater resources for product research and development, sales and marketing, distribution, patent protection and pursuing regulatory approvals;
  a greater number of established relationships with health care professionals, customers and third-party payors; and
  multiple product lines and the ability to bundle products together or offer discounts, rebates or other incentives to secure a competitive advantage.

Medtronic, and possibly other future competitors, will continue to develop new products that compete directly with our products, and its greater resources may allow it to respond more quickly to new technologies, new treatment indications or changes in customer requirements. For all of these reasons, we may not be able to compete successfully against Medtronic or against similar future competitors.

Any adverse changes in coverage or reimbursement amounts by Medicare, Medicaid, workers' compensation programs or private insurers, including insurance companies and HMOs, may limit our ability to market and sell our products.

In the United States, our products are generally covered by Medicare, Medicaid and other third-party payors, such as workers' compensation programs, insurance companies and HMOs, which reimburse patients for all or part of the cost of the products. Third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products. If the neuromodulation market continues to grow, third-party payors may cut back their coverage of neuromodulation devices in an effort to control increasing costs. If Medicare or other third-party payors decide to eliminate, or reduce coverage amounts on patient reimbursements for our products, this could limit our ability to market and sell our products in the U.S., which would materially adversely affect our revenues and profitability.

International market acceptance of our products may also depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

If patients choose non-invasive alternatives to our products, our sales could be negatively impacted.

We sell medical devices for invasive or minimally-invasive surgical procedures. If patients choose non-invasive alternatives to our products, this could negatively affect our sales. Patient acceptance of our products depends on a number of factors, including the failure of non-invasive therapies to help the patient, the degree of invasiveness involved in the procedures used to implant our products, the rate and severity of complications from the procedures used to implant our products and any adverse side effects caused by the implanting of our products.

Patients are always more likely first to consider non-invasive alternatives to treat their pain. The first tier of therapies along the treatment continuum available to patients includes over-the-counter medications and physical therapy. If these therapies fail, patients generally try the second-tier of therapies, which includes non-steroidal anti-inflammatory drugs, TENS therapy (application of electrical impulses on the skin), psychological therapy and nerve blocks (injections that provide temporary pain relief). If these therapies were unsuccessful, patients might then try the third tier of therapies, which includes narcotic and opiod drugs, neurolysis (destruction of the affected nerve) and thermal procedures. If first-, second- and third-tier pain therapies are not effective, patients might then consider whether to use our products or undergo more invasive surgical procedures.

If doctors do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability.

Our products are based on evolving concepts and techniques in pain management. Acceptance of our products depends on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to alternative therapies and competing products, and on training pain specialists in the proper use of our products. In order for us to sell our products, we must successfully educate and train pain specialists so that these pain specialists will understand our products and feel comfortable recommending and endorsing them. We may not be able to accomplish this, and even if we are successful in educating and training pain specialists, there is no guarantee that we will obtain their recommendations and endorsements.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

We rely in part on patents, trade secrets and proprietary technology to remain competitive. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

Other parties may sue us for infringing their intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be non-exclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could adversely affect our revenues and profitability.

Failure to obtain necessary government approvals for new products and for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications.

Our products are medical devices, which are subject to extensive government regulation in the United States and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or PMA from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. The FDA's 510(k) clearance process usually takes from four to twelve months from the date the application is complete, but may take longer. Additionally, 510(k) clearance can be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. It generally takes from one to three years from the date the application is complete; however, completing the PMA application is a process that can take numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, cannot be brought to market for a number of years after it is developed. If we fail to obtain or maintain necessary government approvals of our new products or new applications for existing products on a timely and cost-effective basis, we will be unable to market the affected products for their intended applications in those jurisdictions.

Modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval.

Any modification we want to make to an FDA-cleared or approved device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance, or possibly a new PMA. Under FDA procedures, we would make the initial determination of whether to seek a new 510(k) clearance or PMA, but the FDA could review our decision. If the FDA did not agree with our decision not to seek a new 510(k) clearance or PMA and decided to require us to seek either 510(k) clearance or PMA for modifications we have already made to a previously-cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. We could also be subject to significant regulatory fines or penalties.

We will be unable to sell our products if we fail to comply with manufacturing regulations.

In order to commercially manufacture our products, we must comply with government manufacturing regulations that govern design controls, quality systems and documentation policies and procedures. The FDA and equivalent foreign governmental authorities periodically inspect our manufacturing facilities. Our failure to comply with these manufacturing regulations may prevent or delay our marketing or distribution of our products, which would negatively impact our business. For a description of the manufacturing regulations with which we must comply, see "Item 1 - Business - Government Regulation."

Our products are subject to product recalls even after receiving FDA clearance or approval, which would harm our reputation.

The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or our own voluntary recall could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert managerial and financial resources and harm our reputation with customers.

Our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business.

If we do not comply with all applicable government regulations, government authorities could do any of the following:

  impose fines and penalties on us;
  prevent us from manufacturing our products;
  bring civil or criminal charges against us;
  delay the introduction of our new products into the market;
  recall or seize our products;
  disrupt the manufacture or distribution of our products; or
  withdraw or deny approvals for our products.

Any one of these results could materially and adversely affect our revenues and profitability.

Our reliance on a single supplier for a component used in both of our main products could adversely affect our ability to deliver products on time.

We rely on a single supplier for the computer chip used in the receivers of our RF device and the programmer of our IPG device. The supplier of this computer chip has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date has not determined when this will occur. The supplier has agreed to notify us when a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new receiver design that does not use a custom computer chip. Until we develop this new receiver, any sudden disruption in supply from our current computer chip supplier could adversely affect our ability to deliver finished RF and IPG products on time.

One specialty distributor currently accounts for a significant percentage of our neuromodulation products segment revenue.

During 2001, we had one specialty distributor, Sun Medical, Inc., that accounted for $4.2 million, or 15%, of our net revenue from the neuromodulation products segment. While we believe that our relationship with Sun Medical is good, the loss of this distributor could adversely affect our revenues and profitability.

The launch of Genesis could temporarily impede growth in sales of Renew, which would adversely affect our short-term revenues and profitability.

Our Genesis device is currently the newest neurostimulation product on the market. Although Genesis and Renew are targeted towards patients with different types of pain and Genesis is not intended to replace Renew in the neurostimulation market, some pain specialists may recommend Genesis to their patients when they would have otherwise recommended Renew, and, consequently, Genesis may "cannibalize" or substitute for some sales of Renew. If this occurs, it could lead to a short-term slowdown in the growth in sales of Renew. If Renew sales growth slows and we do not gain enough market share through IPG sales to compensate for these lost sales, our short-term revenues and profitability would be adversely affected.

Our inability to continue to develop innovative products in the neuromodulation market would adversely affect our business.

The neuromodulation market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing products that will be technologically superior to ours. If we are unable to compete successfully in the development of new products, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to manage the impact of interest rate changes on our investments or debt instruments.

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions, a high quality short-term municipal bond fund with a major financial institution and certificates of deposit with no more than $100,000 in any one financial institution. At December 31, 2001, we had $1,869,704 invested in money market funds, $1,518,295 in certificates of deposit with maturities less than 90 days from the purchase date and $4,530,095 in a tax-free municipal bond fund with daily liquidity. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rate earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of investment grade municipal bonds with maturities less than one year from the date of purchase, a real estate investment trust traded on the New York Stock Exchange and FNMA and Federal Home Loan Notes with maturities less than one-year from the date of purchase. The cost of these investments is $2,183,921 and the fair value at December 31, 2001 was $2,151,722. The investments are subject to overall stock market and interest rate risk. A hypothetical 20% decrease in the value of these investments from the prices at December 31, 2001 would decrease the fair value by $430,344.

In connection with our acquisition of HDI, we acquired responsibility for a note payable in a principal amount at December 31, 2001 of $189,722. The note is payable in monthly installments of principal and interest of $5,623, matures in March 2005 and bears interest at a fixed rate of 9%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART Ill

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors", "Executive Officers" and "Compliance With Section 16(a) of the Exchange Act" in our definitive proxy statement to be filed in connection with our 2002 annual meeting of stockholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in our definitive proxy statement to be filed in connection with our 2002 annual meeting of stockholders, which information is incorporated herein by reference. Information under the captions "Compensation Committee Report" and "Performance Graph" are not incorporated herein by reference, however.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in our definitive proxy statement to be filed in connection with our 2002 annual meeting of stockholders, which information is incorporated herein by reference.

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

The Company filed a report on Form 8-K on January 30, 2002 reporting certain amendments adopted by the Board of Directors on January 25, 2002 to the existing Rights Agreement between the Registrant and Computershare Investor Services LLC dated as of August 30, 1996.

(c)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)

Exhibit Number	Description

10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.5	Quest Medical, Inc. 1987 Stock Option Plan(4)
10.6	Form of 1987 Employee Stock Option Agreement(4)
10.7	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.8	Form of 1995 Employee Stock Option Agreement(4)
10.9	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.10	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.11	Employment Agreement dated April 9, 1998 between Christopher G. Chavez and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.13	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.14	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.15	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
11.1	Computation of Earnings Per Share(13)
21.1	Subsidiaries(13)
23.1	Consent of Independent Auditors(13)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as an Exhibit to the report of the company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(13)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002

ADVANCED NEUROMODULATION SYSTEMS, INC.

By:	/s/Christopher G. Chavez
Christopher G. Chavez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	March 28, 2002

/s/F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Treasurer and Secretary of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	March 28, 2002

/s/Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

/s/Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

/s/Joseph E. Laptewicz Joseph E. Laptewicz	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

/s/A. Ronald Lerner A. Ronald Lerner	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

/s/Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

/s/Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2002

Appendix A

Consolidated Financial Statements
Independent Auditors’ Report

Three Years Ended December 31, 2001

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents
to
Consolidated Financial Statements

Form 10-K - Item 8

Independent Auditors’ Report

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2001 and 2000
Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14A. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP Ernst & Young LLP

Dallas, Texas
February 6, 2002

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2001 and 2000

    Assets                                                                             2001                 2000
                                                                                  ------------------  -------------------
    Current assets:
        Cash and cash equivalents                                                 $     9,785,325     $      9,528,721
        Certificates of deposit with maturities over 90 days at purchase                       --            1,040,000
        Marketable securities                                                           2,151,722            1,030,318

        Receivables:
            Trade accounts, less allowance for doubtful
             accounts of $124,111 in 2001 and $213,249 in 2000                          6,493,772            5,164,231
            Interest and other                                                            235,594              734,550
                                                                                  ------------------  -------------------
             Total receivables                                                          6,729,366            5,898,781
                                                                                  ------------------  -------------------

        Inventories:
            Raw materials                                                               4,685,586            3,432,335
            Work-in-process                                                             1,723,419            1,075,111
            Finished goods                                                              3,339,840            2,580,193
                                                                                  ------------------  -------------------
             Total inventories                                                          9,748,845            7,087,639
                                                                                  ------------------  -------------------

        Deferred income taxes                                                           1,726,517            1,282,072
        Refundable income taxes                                                           678,341              359,953
        Prepaid expenses and other current assets                                         685,169            1,064,850
                                                                                  ------------------  -------------------
             Total current assets                                                      31,505,285           27,292,334
                                                                                  ------------------  -------------------

    Equipment and fixtures:
        Furniture and fixtures                                                          3,400,909            2,900,149
        Machinery and equipment                                                         8,550,504            6,585,774
        Leasehold improvements                                                          1,610,810            1,525,542
                                                                                  ------------------  -------------------
                                                                                       13,562,223           11,011,465

        Less accumulated depreciation and amortization                                  6,353,920            4,390,113
                                                                                  ------------------  -------------------
             Net equipment and fixtures                                                 7,208,303            6,621,352
                                                                                  ------------------  -------------------

    Cost in excess of net assets acquired, net of accumulated
         amortization of $3,404,427 in 2001 and $2,847,824 in 2000                      7,407,237            7,963,840
    Patents and licenses, net of accumulated amortization
         of $1,045,106 in 2001 and $674,220 in 2000                                     5,368,213            3,104,254
    Purchased technology from acquisitions, net of accumulated amortization of $1,800,000 in 2001 and
        $1,533,334 in 2000                                                              2,200,000            2,466,666
    Tradenames, net of accumulated amortization of
        $843,736 in 2001 and $718,745 in 2000                                           1,656,264            1,781,255
    Other assets, net of accumulated amortization of
        $392,033 in 2001 and $221,320 in 2000                                             519,783              334,865
                                                                                  ------------------  -------------------
                                                                                  $    55,865,085     $     49,564,566
                                                                                  ==================  ===================

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2001 and 2000

   Liabilities and Stockholders' Equity                                               2001                 2000
                                                                                 ------------------  -------------------
   Current liabilities:
       Accounts payable                                                          $     1,835,037     $      1,269,102
       Accrued salary and employee benefit costs                                       2,112,127            1,293,065
       Accrued tax abatement liability                                                   969,204              969,204
       Customer deposits                                                               1,042,690              543,885
       Warranty reserve                                                                  383,477              422,182
       Other accrued expenses                                                            204,151              487,230
       Current maturities of long-term note payable                                       52,325               29,601
       Income taxes payable                                                                  ---               67,240
                                                                                 ------------------  -------------------
            Total current liabilities                                                  6,599,011            5,081,509
                                                                                 ------------------  -------------------

   Deferred income taxes                                                               2,316,796            2,354,170
   Long-term note payable                                                                137,397              211,681
   Non-current customer deposits                                                              --            1,475,393

   Commitments and contingencies

   Stockholders' equity:
       Common stock, $.05 par value
           Authorized-25,000,000 shares;
              Issued- 9,071,868 shares in 2001 and 8,883,059 in 2000                     453,593              444,153
       Additional capital                                                             38,670,248           34,469,471
       Retained earnings                                                               7,709,290            6,539,223
       Accumulated other comprehensive income (loss), net of
           tax benefit of $10,949 in 2001 and $42,883 in 2000                            (21,250)             (83,241)
       Cost of common shares in treasury; 119,100 in 2000                                     --             (927,793)
                                                                                 ------------------  -------------------

            Total stockholders' equity                                                46,811,881           40,441,813

                                                                                 ------------------  -------------------
                                                                                 $    55,865,085     $     49,564,566
                                                                                 ==================  ===================

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31

                                                                       2001                  2000                 1999
                                                              --------------------- --------------------- ---------------------

Net revenue                                                   $       37,916,435     $      31,826,998    $       26,879,019
Net revenue-contract research and development                                ---                   ---             8,900,000
                                                              --------------------- --------------------- ---------------------
         Total net revenue                                            37,916,435            31,826,998            35,779,019
                                                              --------------------- --------------------- ---------------------

Operating expenses:
    Cost of revenue                                                   15,675,436            14,699,633            11,927,260
    General and administrative                                         3,957,867             4,243,720             3,808,263
    Research and development                                           4,928,432             3,854,084             4,096,506
    Amortization of goodwill                                             556,604               556,604               556,604
    Amortization of other intangibles                                    933,257               676,508               631,085
    Marketing                                                          9,055,932             6,851,022             6,290,004
                                                              --------------------- --------------------- ---------------------
                                                                      35,107,528            30,881,571            27,309,722
                                                              --------------------- --------------------- ---------------------

         Income from operations                                        2,808,907               945,427             8,469,297

Other income (expense):
    Acquisition related costs                                           (483,766)                   --                    --
    Interest expense                                                     (24,346)              (59,015)             (147,061)
    Investment and other income, net                                     482,417               604,570               834,027
                                                              --------------------- --------------------- ---------------------
                                                                        (25,695)               545,555               686,966
                                                              --------------------- --------------------- ---------------------

         Income before income taxes                                    2,783,212             1,490,982             9,156,263
Income taxes                                                           1,265,466               658,524             3,339,341
                                                              --------------------- --------------------- ---------------------
         Net income                                           $        1,517,746     $         832,458    $        5,816,922
                                                              ===================== ===================== =====================

Net income per share:
                                                              ===================== ===================== =====================
    Basic                                                     $              .17    $              .10    $              .73
                                                              ===================== ===================== =====================
    Diluted                                                   $              .15    $              .09    $              .64
                                                              ===================== ===================== =====================

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31

                                                                              2001                 2000                1999
                                                                        -------------------- ------------------- -------------------
Cash flows from operating activities:
  Net income                                                             $      1,517,746    $        832,458     $     5,816,922
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                             1,932,452           1,636,857           1,091,994
       Amortization                                                             1,489,861           1,233,112           1,187,689
       Deferred income taxes                                                     (455,003)           (330,804)            (79,443)
       Non-operating gain included in net income                                       --             (33,509)            (47,389)
       Increase in inventory reserve                                              107,880             111,144             112,500
       Changes in operating assets and liabilities
          Receivables                                                          (1,027,050)           (486,949)         (1,295,739)
          Inventories                                                          (2,672,605)            270,190          (4,277,363)
          Refundable income taxes                                                (318,388)           (359,953)                  --
          Prepaid expenses and other current assets                               564,866             144,880            (426,357)
          Customer deposits                                                      (706,916)         (1,071,372)          1,368,018
          Income taxes payable                                                  1,580,025              82,848          (1,481,786)
          Accounts payable                                                        493,227          (1,348,526)            892,536
          Accrued expenses                                                        553,380               9,892             648,505
          Deferred revenue                                                             --                  --            (559,200)
                                                                        -------------------- ------------------- -------------------
            Total adjustments                                                   1,541,729            (142,190)         (2,866,035)
                                                                        -------------------- ------------------- -------------------
            Net cash provided by operating activities                           3,059,475             690,268           2,950,887
                                                                        -------------------- ------------------- -------------------

Cash flows from investing activities:
  Purchases of certificates of deposit with maturities over 90 days                    --          (1,425,000)                 --
  Proceeds from certificates of deposits with maturities over 90 days           1,040,000             385,000                  --
  Purchases of marketable securities                                           (3,896,199)           (808,760)           (380,000)
  Net proceeds from sales of marketable securities                              2,876,720             564,194             466,217
  Additions to equipment, fixtures and patent licenses                         (3,108,055)         (1,653,194)         (5,637,896)
  Net proceeds from sale of assets in 2000 and discontinued
    operations in 1999                                                                 --                 600           6,354,965
                                                                        -------------------- ------------------- -------------------
            Net cash provided by (used in) investing activities               (3,087,534)          (2,937,160)            803,286
                                                                        -------------------- ------------------- -------------------

Cash flows from financing activities:
  Decrease in short-term obligations                                                   --                  --          (3,633,475)
  Payment of long-term notes                                                      (47,807)            (28,718)                 --
  Proceeds from long-term note payable                                                 --             270,000                  --
  Net proceeds from private placement of common stock                                  --             400,000                  --
  Exercise of stock options and warrants                                        1,004,914           1,929,450             573,272
  Purchase of treasury stock                                                           --                  --          (4,752,311)
                                                                        -------------------- ------------------- -------------------
            Net cash provided by (used in) financing activities                   957,107           2,570,732          (7,812,514)
                                                                        -------------------- ------------------- -------------------

Net increase (decrease) in cash and cash equivalents                              929,048             323,840          (4,058,341)
Net cash used by Hi-tronics in December 2000 (see Note 3)                        (672,444)                 --                  --
Cash and cash equivalents at beginning of year                                  9,528,721           9,204,881          13,263,222

                                                                        -------------------- ------------------- -------------------
Cash and cash equivalents at end of year                                $       9,785,325           9,528,721    $      9,204,881
                                                                        ==================== =================== ===================

Supplemental cash flow information is presented below:

  Income taxes paid                                                      $        815,000    $      1,138,685     $     4,902,411
                                                                        ==================== =================== ===================

  Interest paid                                                          $         24,346    $         59,015     $       147,061
                                                                        ==================== =================== ===================

Non-cash activity:
  Stock issued for patents and intangible assets                         $      2,426,662    $             --     $            --
                                                                        ==================== =================== ===================

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Years Ended December 31, 2001

                                                                                    Other
                                                                     Retained    Comprehensive                   Total
                                 Common Stock         Additional     Earnings       Income       Treasury    Stockholders'
                             Shares        Amount       Capital      (Deficit)      (Loss)         Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 1998         8,883,059  $    444,153  $  35,331,237 $   (110,157) $   (130,760) $   (765,424) $ 34,769,049
    Net income                    --            --             --     5,816,922           --            --      5,816,922
    Adjustment to
      unrealized losses
      on marketable
      securities                  --            --             --           --        (91,821)          --        (91,821)
                                                                                                             -------------
    Comprehensive income                                                                                        5,725,101
                                                                                                             -------------
    Issuance of 162,068
      shares from
      treasury for
      stock option
      exercises                   --            --       (954,221)          --            --      1,527,493       573,272
    Purchase of 602,275
      treasury shares,
      at cost                     --            --             --           --            --     (4,752,311)   (4,752,311)
    Tax benefit from
      stock option
      exercises                   --            --         221,096          --            --            --        221,096
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 1999         8,883,059       444,153     34,598,112    5,706,765      (222,581)   (3,990,242)   36,536,207
    Net income                    --            --             --       832,458           --            --        832,458
    Adjustment to
      unrealized losse
      on marketable
      securities                  --            --             --           --        139,340           --         139,340
                                                                                                             -------------
    Comprehensive income                                                                                          971,798
                                                                                                             -------------
    Issuance of 32,900
      shares from
      treasury for
      private placement           --            --         100,000          --            --        300,000       400,000
    Issuance of 337,941
      shares from
      treasury for
      stock option and
      warrant exercises           --            --       (832,999)          --            --      2,762,449     1,929,450
    Tax benefit from
      stock option
      exercises                   --            --         604,358          --            --            --        604,358
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2000         8,883,059       444,153     34,469,471    6,539,223       (83,241)     (927,793)   40,441,813
    Net income                    --            --             --     1,517,746           --            --      1,517,746
    Net loss of
      Hi-tronics for
      December 2000 (see
      Note 3)                     --            --             --      (347,679)          --            --       (347,679)
    Adjustment to
      unrealized losses
      on marketable
      securities                  --            --             --           --         61,991           --         61,991
                                                                                                             -------------
    Comprehensive income                                                                                        1,232,058
                                                                                                             -------------
    Compensation expense
      resulting from
      changes to
      Hi-tronics stock
      options in December
      2000                        --            --          37,029          --            --            --         37,029
    Issuance of shares
      for stock option
      exercises               188,809         9,440        995,474          --            --            --      1,004,914
    Tax benefit from
      stock option
      exercises                   --            --       1,669,405          --            --            --      1,669,405
    Issuance of 119,100
      shares from
      treasury for
      acquisition                 --            --       1,498,869          --            --        927,793     2,426,662
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2001         9,071,868  $    453,593  $  38,670,248 $  7,709,290  $    (21,250) $        --   $ 46,811,881
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

On January 2, 2001, the Company acquired the assets (primarily intellectual property consisting of patents) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies. See Note 3.

On January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. See Note 3.

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

In addition, ANS neuromodulation products are purchased primarily by hospitals and other users who then bill various third-party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third-party payors reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third-party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company's financial condition and results of operations.

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

Revenue Recognition

The Company recognizes revenue from neuro product sales when the goods are shipped to its customers. The Company recognizes revenue from custom manufactured products at HDI when the goods are shipped to the customer. HDI also develops products for certain customers under research and development contracts. HDI recognizes revenue under such development contracts based upon the percentage-of-completion method. Measurement of progress to completion is based upon costs incurred and estimated total costs.

Marketable Securities

The Company's marketable securities and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported in a separate component of stockholders' equity entitled "Other comprehensive income". The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

Inventories

Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out ("FIFO") basis. Cost includes the acquisition cost of raw materials and components, direct labor and overhead.

Equipment and Fixtures

Equipment and fixtures are stated at cost. Additions and improvements extending asset lives are capitalized while maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is reflected in the Statement of Income.

Depreciation is provided using the straight-line method over the estimated useful lives of the various assets as follows:

Leasehold improvements	3 to 5 years
Furniture and fixtures	2 to 10 years
Machinery and equipment	3 to 10 years

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

The Company assesses the recoverability of all its intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 2001, the Company does not believe there has been any impairment of its intangible assets.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense, included in marketing expense was $20,592, $24,716 and $40,440 at December 31, 2001, 2000 and 1999, respectively.

Deferred Taxes

Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which disclosures are presented in Note 7, "Stockholders' Equity". Because of this election, the Company continues to account for its stock-based compensation plans under APB No. 25, "Accounting for Stock Issued to Employees". All of the Company's stock option grants are at exercise prices equal to the fair market value of the Company's stock on the date of grant, and therefore, no compensation expense is recorded.

Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for 2001, 2000 and 1999 are based upon 8,926,985, 8,507,048, and 8,679,952 shares, respectively. Diluted earnings per share for 2001, 2000, and 1999 are based upon 9,917,007, 9,398,934, and 9,105,289 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                               2001        2000       1999
                                            ---------   ---------   ---------
Weighted-average shares outstanding
(basic shares)                              8,926,985   8,507,048   8,679,952

Effect of dilutive instruments(1)
         Stock options                        990,022     847,349     406,701
         Warrants                                 ---      44,537      18,636
                                            ---------   ---------   ---------
         Dilutive potential common shares     990,022     891,886     425,337
                                            ---------   ---------   ---------
Diluted shares                              9,917,007   9,398,934   9,105,289
                                            =========   =========   =========

(1) See Note 7 for a description of these instruments.

For 2001, 2000 and 1999 the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 24,750 shares at an average price of $19.79 per share were outstanding in 2001, 12,975 shares at an average price of $15.38 per share were outstanding in 2000, and options to purchase 250 shares at an average price of $8.94 per share were outstanding in 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" - requires unrealized gains or losses on the Company's available for sale securities, and, for 2001, the effect of the change in fiscal year end of a company acquired (see Note 3) to be included in "Other comprehensive income" and be reported in the Consolidated Statements of Stockholders' Equity.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have an impact on the financial position or results of operations of the Company because the Company has no derivatives or hedges.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company has determined that its goodwill at December 31, 2001 is unimpaired and will eliminate amortization of the goodwill effective January 1, 2002. The Company recorded an expense of $556,604 in each of the three years ended December 31, 2001, 2000 and 1999 for amortization of goodwill.

Reclassification

Certain prior period amounts have been reclassified to conform to current-year presentation.

(3)	Acquistions

On January 2, 2001, the Company acquired the assets of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately held Minnesota companies, for 119,100 shares of the Company's common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2.43 million. The assets purchased consisted primarily of intellectual property and technology for the fully implantable constant-rate infusion pump that ANS has developed. Prior to the acquisition, the Company had licensed rights to the technology only for pain and cancer therapy applications.

Also on January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (OEM) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI's outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated. HDI developed and manufactured the Company's totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and was also the O.E.M. manufacturer of the transmitter used with the Company's Renew radio-frequency spinal cord stimulation system.

Prior to the Company's acquisition of HDI, HDI's fiscal year ended on November 30. The Consolidated Balance Sheet at December 31, 2000 combines the Balance Sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Consolidated Statement of Stockholders' Equity for the period ended December 31, 2001 and are not reflected in the Consolidated Statements of Income. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

Net revenue	$119,481
Loss before income tax benefit	$(591,600)
Net loss	$(347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

Net cash used by operating activities	$(647,210)
Net cash used by investing activities	$(14,516)
Net cash used by financing activities	$(10,718)
Net decrease in cash	$(672,444)

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income:
                                                                      2000                 1999
                                                                ------------------ --------------------
  Total net revenue:
      As previously reported by the Company                           $23,081,624          $29,478,384
      HDI, for the year ended November 30                              10,366,270            7,989,177
      Elimination of intercompany transactions                         (1,620,896)          (1,688,542)
                                                                ------------------ --------------------
  As restated                                                         $31,826,998          $35,779,019
                                                                ================== ====================

                                                                      2000                 1999
                                                                ------------------ --------------------
  Net income:
      As previously reported by the Company                           $   953,644          $ 6,003,281
      HDI, for the year ended November 30                                  28,833              328,073
      Elimination of intercompany transactions                           (150,019)            (514,432)
                                                                ------------------ --------------------
  As restated                                                         $   832,458          $ 9,398,934
                                                                ================== ====================

Prior to January 2, 2001, the Company and HDI, in the normal course of business, entered into certain transactions for development and manufacture related to the Company's products. These intercompany transactions have been eliminated.

(4)	Note Payable

In connection with the acquisition of HDI (See Note 3), the Company acquired responsibility for a note payable with a principal balance of $189,722 at December 31, 2001. The note was entered into during March 2000, has a five-year term, and bears interest at a fixed rate of 9% per annum. The monthly installments for principal and interest are $5,623. The loan is collateralized by equipment purchased from the proceeds of the note and accounts receivable of HDI. Maturities of the note payable are as follows: $52,325 in 2002, $57,304 in 2003, $62,738 in 2004 and $17,355 in 2005.

(5)	Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2001:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
FNMA and Federal Home Loan Bank notes       $1,038,783  $      --   $   10,034  $1,028,749
Investment grade municipal bonds             1,047,456         258       4,241   1,043,473
Real estate investment trust                    97,682         --       18,182      79,500
                                            ----------  ----------  ----------  ----------
                                            $2,183,921  $      258  $   32,457  $2,151,722
                                            ==========  ==========  ==========  ==========

Estimated fair value for the real estate investment trust is determined by the closing price as reported on the New York Stock Exchange at each financial reporting period. In the case of the investment grade municipal bonds and FNMA and Federal Home Loan Bank notes, the brokerage firms holding such bonds and notes provide the values at each reporting period by utilizing a standard pricing service.

At December 31, 2001, no individual security represented more than 25% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2001.

The following is a summary of available-for-sale securities at December 31, 2000:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                            ----------  ----------  ----------  ----------
Investment grade preferred  security        $  250,000  $      --   $   89,380  $  160,620
Investment grade municipal bonds               808,760         --          --      808,760
Real estate investment trust                    97,682         --       36,744      60,938
                                            ----------  ----------  ----------  ----------
                                            $1,156,442  $      --   $  126,124  $1,030,318
                                            ==========  ==========  ==========  ==========

At December 31, 2000, no individual security represented more than 45% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2000.

(6)	Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

                                                         2001           2000
                                                     ------------   ------------
      Deferred tax assets:

         Net operating loss carry forwards           $   670,128    $      --
        Accrued expenses and reserves                   870,720        842,593
         Marketable securities                            10,949         42,883
                                                     ------------   ------------
         Total deferred tax asset                      1,551,797        885,476

      Deferred tax liabilities:

         Purchased intangible assets                  (1,388,255)    (1,116,851)
         Equipment and fixtures                         (895,390)      (723,862)
         Other                                           140,686       (116,861)
                                                     ------------   ------------
         Total deferred tax liabilities               (2,142,960)    (1,957,574)
                                                     ------------   ------------

         Net deferred tax liabilities                $  (590,279)   $(1,072,098)
                                                     ============   ============

As of December 31, 2001, the Company had a net operating loss carry forward of approximately $1.8 million which expires in years through 2021. This net operating loss carry forward may be subject to Section 382 of the Internal Revenue Code or other provisions which may limit the use of the net operating loss carry forward in any tax year.

The provision for income taxes for the years ended December 31 consists of the following:

                                                2001         2000         1999
                                            -----------  -----------  ----------
              Current                       $1,747,285   $ 841,390    $3,755,113
              Deferred                        (481,819)   (182,866)     (415,772)
                                            -----------  -----------  ----------
                                            $1,265,466   $ 658,524    $3,339,341
                                            ===========  ===========  ==========

A reconciliation of the provision for income taxes to the expense calculated at the U.S. statutory rate follows:

                                                2001         2000         1999
                                            -----------  -----------  ----------
Income tax expense at statutory rate        $  946,292   $  506,934   $3,113,129
Tax effect of:
   State taxes                                  42,959        4,581      183,625
   Nondeductible amortization of goodwill      189,245      189,279      189,211
   Other                                        86,970      (42,270)    (146,624)
                                            -----------  -----------  ----------
Income tax expense                          $1,265,466   $  658,524   $3,339,341
                                            ===========  ===========  ==========
(7)	Stockholders' Equity

The Company has a Shareholder's Rights Plan, adopted in 1996 and amended in 2002, which permits shareholders to purchase shares of the Company's common stock at significant discounts in the event a person or group acquires more than 15% of the Company's common stock or announces a tender or exchange offer for more than 20% of the Company's common stock.

At December 31, 2000, the Company had 119,100 treasury shares. These shares were reissued on January 2, 2002 in connection with the acquisition of assets. See Note 3.

In 1998, the Company issued a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $6.50 per share in connection with a $2,000,000 loan from a nonaffiliate shareholder. The warrant was exercised by the nonaffiliate shareholder in December 2000.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, approved by the shareholders during 2000 (the "2000 Plan"), reserved 500,000 shares of common stock for options under the plan. In accordance with the 2000 Plan, on January 1 of each year (commencing in 2001), the aggregate number of shares of common stock reserved for options under the 2000 Plan is increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 2002, options to purchase 95,538 shares of common stock were added to the 2000 Plan.

Several of the plans allow for the grant of incentive stock options to key employees and officers intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986. Under all of the Company's plans, the exercise price of options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted to employees and officers expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options granted to directors and advisory directors expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options, however, have a two-year or three-year vesting schedule.

At December 31, 2001, under all of the Company's stock option plans, 1,669,175 shares had been granted and were outstanding, 2,234,997 shares of common stock had been issued upon exercise, and 74,402 shares were reserved for future grants.

Data with respect to stock option plans of the Company are as follows:

 -------------------------------------------------   -----------------------------
                 Options Outstanding                    Exercisable Options
 -------------------------------------------------   -----------------------------
                                       Weighted                       Weighted
                                       Average                        Average
                        Shares      Exercise Price       Shares     Exercise Price
 -----------------   ------------   --------------   ------------   --------------
 January 1, 1999       1,068,215    $      4.82          465,340    $      4.58
 Granted                 447,102    $      7.08
 Exercised              (162,068)   $      3.99
 Forfeited               (18,000)   $      8.14
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2000       1,335,249    $      5.63          563,333    $      5.11
 Granted                 422,332    $     14.21
 Exercised              (237,674)   $      5.50
 Forfeited               (55,270)   $      6.88
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2001       1,464,637    $      8.08          607,664    $      5.23
 Granted                 413,500    $     12.51
 Exercised              (188,809)   $      5.58
 Forfeited               (20,153)   $      8.70
 -----------------   ------------   --------------   ------------   --------------
 December 31, 2001     1,669,175    $      9.44          750,215    $      6.61
 -----------------   ============   ==============   ============   ==============

                                                            Exercisable Options
       Options Outstanding at December 31, 2001             at December 31, 2001
--------------------------------------------------------  ------------------------
                             Weighted
                              Average        Weighted                   Weighted
   Range of                  Remaining        Average                   Average
Exercise Price   Shares    Life (Years)   Exercise Price   Shares   Exercise Price
--------------  ---------  ------------   --------------  --------  --------------
$ 3.50 -  6.99    803,259      6.95       $        5.46    625,384  $        5.27
$ 7.00 - 10.49     88,959      8.30       $        8.83     26,873  $        8.52
$10.50 - 13.99    379,100      9.11       $       11.13     24,275  $       12.62
$14.00 - 17.49    274,607      8.57       $       14.49     61,558  $       14.49
$17.50 - 21.00    123,250      9.28       $       19.37     12,125  $       19.25
                ---------  ------------   --------------  --------  --------------
                1,669,175      7.95       $        9.44    750,215  $        6.61
                =========  ============   ==============  ========  ==============

In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 2001, 2000 and 1999 was $6.24, $5.76 and $2.73, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                            2001     2000      1999
                                         --------- --------- ---------
      Risk-free interest rate               4.4%      5.9%     5.5%
      Average life of options (years)       3.0       3.0      3.0
      Volatility                           74.5%     52.4%    49.1%
      Dividend Yield                         --        --       --

Had the compensation expense been recorded based on these hypothetical values, pro forma net income (loss) for 2001, 2000 and 1999 would have been $(95,632), $(436,109) and $4,812,553, respectively, and pro forma diluted net income (loss) per common share for 2001, 2000 and 1999 would have been $(.01), $(.05) and $.53, respectively.

(8)	Commitments and Contingencies

On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas to Atrion Corporation. Atrion leased space to the Company at the rate of $48,125 per month from February 1, 1999 through May 31, 1999. The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility. Future minimum rental payments relating to the leased facility for the years ended December 31 are $579,696 in 2002 and 2003 and $386,464 in 2004.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease expires on May 31, 2003 and has a monthly rental rate of $10,891.The Company also leases 15,000 square feet of space in Hackettstown, New Jersey used for the O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2002, has a monthly rental rate of $9,636 and is renewable for two additional one-year periods. In addition, during January 2001, the Company leased 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space until June 30, 2002 at a monthly rental rate of $2,269. Future minimum rental payments relating to the leased facilities for HDI for the years ended December 31 are $259,938 in 2002 and $54,455 in 2003.

The Company leases transportation equipment under non-cancelable operating leases until May 2002. Future minimum rental payments under non-cancelable transportation leases until the expiration of the leases in May 2002 are $5,889.

The Company leases office equipment under non-cancelable operating leases expiring through 2004. Monthly payments on the office equipment leases are $3,600. Future minimum rental payments under non-cancelable equipment leases until the expiration of the leases are $41,000 in 2002, $29,000 in 2003 and $5,000 in 2004.

Total rent expense for facilities, transportation and office equipment for the years ended December 31, 2001, 2000 and 1999 was $858,761, $791,192 and $736,536, respectively.

The Company is a party to product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate, and there can be no assurance that the Company's neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(9)	Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company's accounts receivable from its Neuro Products segment are due primarily from hospitals and distributors located throughout the country. Internationally, the Company's accounts receivable from its Neuro Products segment are due primarily from distributors located in Europe and Australia. For the HDI O.E.M segment, all of the accounts receivable are due from privately held and publicly traded medical device companies based in the United States. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management's expectations.

Net sales of implantable neurostimulation systems to one major customer for each of the years ended December 31, as a percentage of net revenue from the Neuro Products segment were as follows: 2001- 15% and 2000- 14%. Net sales of implantable neurostimulation systems to two major customers for the year ended December 31, 1999, as a percentage of net revenue from the Neuro Products segment were 15% and 11%, respectively.

Net sales of O.E.M products and services to three major customers for the year ended December 31, 2001, as a percentage of net revenue from the HDI O.E.M. segment were 60%, 17% and 11%, respectively. Net sales of O.E.M. products and services to three major customers for the year ended December 31, 2000, as a percentage of net revenue from the HDI O.E.M. segment were 49%, 24% and 17%, respectively. Net sales of O.E.M. products and services to four major customers for the year ended December 31, 1999, as a percentage of net revenue from the HDI O.E.M. segment were 27% , 27%, 19% and 12%, respectively.

Foreign sales, primarily Europe and Australia, for the years ended December 31, 2001, 2000 and 1999 were approximately 10%, 7% and 7% of net revenue from the Neuro Products segment, respectively. The HDI O.E.M. segment had no foreign sales for the years ended December 31, 2001, 2000 and 1999, respectively.

(10)	Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees of its Neuro Products segment. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions to a maximum of 6% of the participants' compensation. As a result of the acquisition of HDI, the Company also has a defined contribution retirement savings plan (the "HDI Plan") available to substantially all employees of HDI. The HDI Plan permits employees to elect salary deferral contributions of up to 15% of their eligible compensation, subject to statutory limitations, and requires the Company to make matching contributions equal to 100% of the participants' contributions to a maximum of 5% of the participants' eligible compensation. The Board of Directors may change the percentage of matching contribution under either of the plans at their discretion. The expense of the Company's contribution for the years ended December 31 was $305,091 in 2001, $270,987 in 2000 and $230,410 in 1999.

(11)	Sale of Facility/Accrued Tax Abatement Liability

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the cardiovascular operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends to reverse the potential obligation of $969,204 in September 2003.

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

In June 1998, the Company entered an agreement with Sofamor Danek Group, Inc. ("Sofamor Danek") under which the Company agreed to develop and manufacture for Sofamor Danek, products and systems for use in Deep Brain Stimulation ("DBS"). DBS products provide electrical stimulation to certain areas of the brain and are intended to relieve the effects of various neurological disorders, such as Parkinson's Disease and Essential Tremor. Under terms of the agreement, the Company granted Sofamor Danek exclusive worldwide rights to use, market and sell the DBS products developed and manufactured by ANS. The Company received a cash payment of $4 million upon execution of the agreement that was being recognized into income as revenue based upon the estimated percentage of completion of the development project. During the year ended December 31, 1998, the Company recognized $3.1 million into income as revenue. Due to the termination of the agreement discussed below, the remaining $900,000 was recognized into income as revenue during January 1999 and is included in the Statements of Income for the year ended December 31, 1999. The agreement also called for ANS to receive four additional payments of $2 million each, to be recognized into income upon the satisfactory completion of certain domestic and international regulatory milestones over the next several years.

In December 1998, the Company and Sofamor Danek agreed to terminate the June 1998 DBS agreement due to the impending merger of Sofamor Danek and Medtronic, the Company's sole competitor in the DBS market. Under the termination agreement, Sofamor Danek agreed to accelerate payments due the Company in the amount of $8 million and the Company agreed to release Sofamor Danek from further contractual obligations. The Company received the $8 million payment from Sofamor Danek in January 1999. The $8 million payment was recognized into revenue during January 1999 and is included in the Statements of Income for the year ended December 31, 1999.

(13)	Segment Information

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

Segment data for the year ended December 31, 2001 is as follows:

                                  Neuro        HDI       Intercompany  Consolidated
                                Products      O.E.M.     Eliminations     Total
                             ------------- ------------- ------------- -------------
 Revenue from external
  customers                  $ 27,460,618  $ 10,455,817  $        ---  $ 37,916,435
 Intersegment revenues       $        ---  $  2,862,652  $ (2,862,652) $        ---
 Segment income from
  operations                 $  1,040,036  $  1,768,871  $        ---  $  2,808,907
 Segment assets              $ 51,246,012  $  6,847,014  $ (2,227,941) $ 55,865,085

Segment data for the year ended December 31, 2000 is as follows:

                                  Neuro        HDI       Intercompany  Consolidated
                                Products      O.E.M.     Eliminations     Total
                             ------------- ------------- ------------- -------------
 Revenue from external
  customers                  $ 23,081,624  $  8,745,374  $        ---  $  31,826,998
 Intersegment revenues       $        ---  $  1,620,896  $ (1,620,896) $         ---
 Segment income from
  operations                 $  1,108,894  $     67,985  $   (231,452) $     945,427
 Segment assets              $ 45,371,687  $  7,391,078  $ (3,198,199) $  49,564,566

Segment data for the year ended December 31, 1999 is as follows:

                                  Neuro        HDI       Intercompany  Consolidated
                                Products      O.E.M.     Eliminations     Total
                             ------------- ------------- ------------- -------------
 Revenue from external
  customers                  $ 29,478,384  $  6,300,635  $        ---  $  35,779,019
 Intersegment revenues       $        ---  $  1,688,542  $ (1,688,542) $         ---
 Segment income from
  operations                 $  8,842,197  $    432,900  $   (805,800) $   8,469,297
 Segment assets              $ 43,554,774  $  5,804,304  $   (952,152) $  48,406,926

Appendix B

Schedule II - Valuation and Qualifying Accounts

Forming a Part of the Annual Report

Form 10-K

Item 14

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

                Schedule II - Valuation and Qualifying Accounts
            Advanced Neuromodulation Systems, Inc. and Subsidiaries
                               December 31, 2001

                                      Balance at                 Charged to
                                      Beginning    Charged to       Other                    Balance at
          Description                  of Year      Expenses      Accounts     Deductions    End of Year
-----------------------------------  -----------   -----------   -----------   -----------   -----------
Year ended December 31, 2001:

    Allowance for doubtful accounts  $ 213,249     $  10,000     $       --    $  99,138     $ 124,111
    Reserve for obsolete inventory     310,243       107,880                     124,673       293,450
                                     -----------   -----------   -----------   -----------   ------------

                   Total             $ 523,492     $ 117,880     $       --    $ 223,811     $ 417,561
                                     ===========   ===========   ============  ===========   ============

Year ended December 31, 2000

    Allowance for doubtful accounts  $ 140,824     $ 102,984     $       --    $  30,559     $ 213,249
    Reserve for obsolete inventory     199,099       111,144             --           --       310,243
                                     -----------   -----------   -----------   -----------   ------------

                   Total             $ 339,923     $ 214,128     $       --    $  30,559     $ 523,492
                                     ===========   ===========   ===========   ===========   ============

Year ended December 31, 1999:

    Allowance for doubtful accounts  $ 249,607     $  35,756     $       --    $ 144,539     $ 140,824
    Reserve for obsolete inventory      86,599       112,500             --           --       199,099
                                     -----------   -----------   -----------   -----------   ------------

                   Total             $ 336,206     $ 148,256     $       --    $ 144,539     $ 339,923
                                     ===========   ===========   ===========   ===========   ============

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

2001                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------
Net revenue                                   $  8,340,810  $  9,204,721  $  9,899,973  $ 10,470,931
Gross profit                                     4,768,021     5,270,066     5,830,956     6,371,956
Income from operations                             332,764       530,936       783,321     1,161,886
Acquisition related costs                         (483,766)           --            --           --
Income (loss) from operations before income
  taxes (benefit)                                  (13,160)      678,703       863,379     1,254,290
--------------------------------------------- ------------- ------------- ------------- -------------
Net income (loss)                             $     (6,261) $    368,514  $    475,244  $    680,249
--------------------------------------------- ------------- ------------- ------------- -------------

--------------------------------------------- ------------- ------------- ------------- -------------
Basic income per share                        $         --  $      0.04   $      0.05   $      0.07
--------------------------------------------- ------------- ------------- ------------- -------------

--------------------------------------------- ------------- ------------- ------------- -------------
Diluted income per share                      $         --  $      0.04   $      0.05   $      0.07
--------------------------------------------- ------------- ------------- ------------- -------------

2000                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------
Net revenue                                   $  7,427,624  $  8,357,988  $  8,176,084  $  7,865,302
Gross profit                                     3,983,099     4,630,029     4,307,024     4,207,213
Income from operations                             125,052       570,360       230,537        19,478
Income from operations before income taxes         278,607       687,551       354,431       170,393
--------------------------------------------- ------------- ------------- ------------- -------------
Net income                                    $    155,555  $    383,880  $    197,890  $     95,133
--------------------------------------------- ------------- ------------- ------------- -------------

--------------------------------------------- ------------- ------------- ------------- -------------
Basic income per share                        $      0.02   $      0.05   $      0.02   $      0.01
--------------------------------------------- ------------- ------------- ------------- -------------

--------------------------------------------- ------------- ------------- ------------- -------------
Diluted income per share                      $      0.02   $      0.04   $      0.02   $      0.01
--------------------------------------------- ------------- ------------- ------------- -------------

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.5	Quest Medical, Inc. 1987 Stock Option Plan(4)
10.6	Form of 1987 Employee Stock Option Agreement(4)
10.7	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.8	Form of 1995 Employee Stock Option Agreement(4)
10.9	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.10	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.11	Employment Agreement dated April 9, 1998 between Christopher G. Chavez and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.13	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.14	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.15	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
11.1	Computation of Earnings Per Share(13)
21.1	Subsidiaries(13)
23.1	Consent of Independent Auditors(13)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as an Exhibit to the report of the company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(13)	Filed herewith.

EXHIBIT 11.1

Advanced Neuromodulation Systems, Inc.
Computation of Income Per Share
Years Ended December 31

                                                    2001         2000        1999
                                                ------------ ------------ ------------
Basic income per share:

    Weighted average common
        Shares outstanding                        8,926,985    8,507,048   8,679,952
                                                ------------ ------------ ------------

                                                ------------ ------------ ------------
    Net income                                  $ 1,517,746  $   832,458  $5,816,922
                                                ------------ ------------ ------------
    Net income per share                        $     0.17   $     0.10   $    0.73
                                                ------------ ------------ ------------

Diluted income per share:

    Weighted average common
        shares outstanding                        8,926,985    8,507,048   8,679,952
    Stock options and warrants-based
        on the treasury stock method
        using average market price                  990,022      891,886     425,337
                                                ------------ ------------ ------------
    Diluted common and common equivalent
        shares outstanding                        9,917,007    9,398,934   9,105,289
                                                ------------ ------------ ------------

                                                ------------ ------------ ------------
    Net income                                  $ 1,517,746  $   832,458  $5,816,922
                                                ------------ ------------ ------------
    Net income per share                        $     0.15   $     0.09   $    0.64
                                                ------------ ------------ ------------

EXHIBIT 21.1

SUBSIDIARIES

Hi-Tronics Designs, Inc.	New Jersey Corporation

EXHIBIT 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 - Nos. 2-82414, 2-91410, 33-235312, 33-00967 and 333-75879, and Form S-3 - Nos. 333-40927 and 333-53440) pertaining to the Advanced Neuromodulation Systems, Inc. 1979 Amended and Restated Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Directors' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1987 Employees' Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1995 Stock Option Plan; the Advanced Neuromodulation Systems, Inc. Sales and Marketing Employees Stock Option Plan; the Heaton Stock Option Plan; the Advanced Neuromodulation Systems, Inc. 1998 Stock Option Plan; the registration of 100,000 shares of Common Stock issued pursuant to a Common Stock Purchase Warrant between Advanced Neuromodulation Systems, Inc. and Robert L. Swisher, Jr., the registration of 1,223,825 shares of Common Stock issued pursuant to an Agreement and Plan of Merger dated November 30, 2000 between the Company and Hi-tronics Designs, Inc. and an Asset Purchase Agreement dated as of January 2, 2001 between the Company and Implantable Devices Limited Partnership, ESOX Technology Corporation and Implantable Devices, Inc. and the related Prospectuses of our report dated February 6, 2002, with respect to the consolidated financial statements and schedule of Advanced Neuromodulation Systems, Inc. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/Ernst & Young LLP Ernst & Young LLP

Dallas, Texas
March 26, 2002