Form 10-Q
period 2002-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2002-04-24
CIK 351721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                       SECURITIES EXCHANGE ACT 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                       SECURITIES EXCHANGE ACT 1934
           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

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

YES  X       NO
    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                NUMBER OF SHARES OUTSTANDING AT
    TITLE OF EACH CLASS                                 APRIL 18, 2002
----------------------------                    --------------------------------
COMMON STOCK, $.05 PAR VALUE                              9,139,015

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                               2

       Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets (Unaudited)
                            March 31, 2002 and December 31, 2001                                                3-4

                        Condensed Consolidated Statements of Income (Unaudited)
                            For the Three Months Ended March 31, 2002 and 2001                                    5

                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                            For the Three Months Ended March 31, 2002 and 2001                                    6

                        Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                            For the Year Ended December 31, 2001 and the
                            Three Months Ended March 31, 2002                                                     7

                        Notes to Condensed Consolidated Financial Statements                                   8-13

       Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                14-22

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                    22

PART II.      OTHER INFORMATION                                                                                  23

       Item 6.     Exhibits and Reports on Form 8-K                                                              23

SIGNATURES                                                                                                       24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                     MARCH 31,      DECEMBER 31,
ASSETS                                                                 2002            2001
                                                                    -----------     ------------

Current assets:
   Cash and cash equivalents                                        $ 8,394,778     $ 9,785,325
   Marketable securities                                              2,424,348       2,151,722
   Receivables:
     Trade accounts, less allowance for doubtful accounts of
        $113,216 in 2002 and $124,111 in 2001                         7,435,606       6,493,772
     Interest and other                                                 297,763         235,594
                                                                    -----------     -----------
         Total receivables                                            7,733,369       6,729,366
                                                                    -----------     -----------

   Inventories:
     Raw materials                                                    5,044,287       4,685,586
     Work-in-process                                                  2,087,593       1,723,419
     Finished goods                                                   3,322,367       3,339,840
                                                                    -----------     -----------
         Total inventories                                           10,454,247       9,748,845
                                                                    -----------     -----------

   Deferred income taxes                                              1,084,110       1,726,517
   Current income tax receivable                                      1,353,832         678,341
   Prepaid expenses and other current assets                            541,517         685,169
                                                                    -----------     -----------
         Total current assets                                        31,986,201      31,505,285
                                                                    -----------     -----------

Equipment and fixtures:
   Furniture and fixtures                                             3,505,890       3,400,909
   Machinery and equipment                                            8,810,642       8,550,504
   Leasehold improvements                                             1,596,978       1,610,810
                                                                    -----------     -----------
                                                                     13,913,510      13,562,223
   Less accumulated depreciation and amortization                     6,895,709       6,353,920
                                                                    -----------     -----------
         Net property, plant and equipment                            7,017,801       7,208,303
                                                                    -----------     -----------

Goodwill, net of accumulated amortization of $3,404,427 in 2002
    and $3,404,427 in 2001                                            7,407,237       7,407,237
Patents, net of accumulated amortization of $1,141,848 in 2002
    and $1,045,106 in 2001                                            5,299,436       5,368,213
Purchased technology from acquisitions, net of accumulated
    amortization of $1,866,667 in 2002 and $1,800,000 in 2001         2,133,333       2,200,000
Trademarks, net of accumulated amortization of $874,984 in
    2002 and $843,736 in 2001                                         1,630,609       1,656,264
Other assets, net of accumulated amortization of $425,172 in
    2002 and $392,033 in 2001                                           574,388         519,783
                                                                    -----------     -----------
                                                                    $56,049,005     $55,865,085
                                                                    ===========     ===========

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                     MARCH 31,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   2002              2001
                                                                   ------------      ------------

Current liabilities:
   Accounts payable                                                $  1,489,881      $  1,835,037
   Accrued salary and employee benefit costs                          1,195,461         2,112,127
   Accrued tax abatement liability                                      969,204           969,204
   Customer deposits                                                    807,440         1,042,690
   Warranty reserve                                                     316,113           383,477
   Other accrued expenses                                               228,041           204,151
   Current maturities of long-term note payable                          53,560            52,325
                                                                   ------------      ------------
         Total current liabilities                                    5,059,700         6,599,011
                                                                   ------------      ------------

Deferred income taxes                                                 2,283,505         2,316,796
Long-term note payable                                                  123,468           137,397

Commitments and contingencies

Stockholders' equity:
   Common stock of $.05 par value. Authorized 25,000,000
      shares; issued and outstanding: 9,134,979 shares in 2002
      and 9,071,868 in 2001                                             456,749           453,593
   Additional capital                                                39,602,020        38,670,248
   Retained earnings                                                  8,546,266         7,709,290
   Accumulated other comprehensive income (loss), net of tax
      benefit of $11,698 in 2002 and $10,949 in 2001                    (22,703)          (21,250)
                                                                   ------------      ------------
         Total stockholders' equity                                  48,582,332        46,811,881
                                                                   ------------      ------------
                                                                   $ 56,049,005      $ 55,865,085
                                                                   ============      ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------

Net revenue                                    $ 11,472,646      $  8,340,810
Cost of revenue                                   4,514,160         3,572,789
                                               ------------      ------------
         Gross profit                             6,958,486         4,768,021
                                               ------------      ------------

Operating expenses:
   Research and development                       1,292,703         1,147,530
   Sales and marketing                            2,895,890         2,056,978
   Amortization of goodwill                              --           139,151
   Amortization of intangibles                      227,796           173,169
   General and administrative                     1,302,872           918,429
                                               ------------      ------------
                                                  5,719,261         4,435,257
                                               ------------      ------------
         Income from operations                   1,239,225           332,764
                                               ------------      ------------

Other income (expenses):
   Acquisition related costs                             --          (483,766)
   Interest expense                                  (4,306)          (10,460)
   Interest and other income                         73,506           148,302
                                               ------------      ------------
                                                     69,200          (345,924)
                                               ------------      ------------
         Income (loss) before income taxes        1,308,425           (13,160)
Income taxes (benefit)                              471,449            (6,899)
                                               ------------      ------------
         Net income (loss)                     $    836,976      $     (6,261)
                                               ============      ============


                                               ============      ============
Basic net income (loss) per share              $        .09      $       (.00)
                                               ============      ============

                                               ============      ============
Diluted net income (loss) per share            $        .08      $       (.00)
                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2002             2001
                                                                          -----------      -----------

Cash flows from operating activities:
   Net income (loss)                                                      $   836,976      $    (6,261)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                         769,585          762,286
        Deferred income taxes                                                 609,863          (33,292)
        Changes in operating assets and liabilities:
           Receivables                                                     (1,004,003)          99,483
           Inventories                                                       (705,402)        (908,046)
           Current income tax receivable                                     (675,491)         359,953
           Prepaid expenses and other assets                                  113,534          817,883
           Customer deposits                                                 (235,250)        (317,563)
           Income taxes payable                                               535,655           82,989
           Accounts payable                                                  (345,156)         597,528
           Accrued expenses                                                  (960,141)        (700,345)
                                                                          -----------      -----------
             Total adjustments                                             (1,896,806)         760,876
                                                                          -----------      -----------
             Net cash provided by (used in) operating activities           (1,059,830)         754,615
                                                                          -----------      -----------

Cash flows from investing activities:
  Proceeds from certificates of deposits with maturities over 90 days              --          385,000
  Purchases of marketable securities                                         (830,964)      (1,032,487)
  Proceeds from sales of marketable securities                                556,136          500,000
  Additions to patents and intangible assets                                  (91,181)        (424,961)
  Additions to equipment and fixtures                                        (351,287)        (778,118)
                                                                          -----------      -----------
             Net cash used in investing activities                           (717,296)      (1,350,566)
                                                                          -----------      -----------

Cash flows from financing activities:
  Payment of long-term obligations                                            (12,694)         (11,613)
  Exercise of stock options                                                   399,273          129,936
                                                                          -----------      -----------
             Net cash provided by financing activities                        386,579          118,323
                                                                          -----------      -----------

Net decrease in cash and cash equivalents                                  (1,390,547)        (477,628)
Net cash used by Hi-tronics in December 2000 (see Note 3)                          --         (672,444)
Cash and cash equivalents at beginning of year                              9,785,325        9,528,721
                                                                          -----------      -----------
Cash and cash equivalents at March 31                                     $ 8,394,778      $ 8,378,649
                                                                          ===========      ===========

Supplemental cash flow information is presented below:
Income taxes paid                                                         $        --      $        --
                                                                          ===========      ===========
Interest paid                                                             $     4,306      $     7,319
                                                                          ===========      ===========

Non-cash activity:
Stock issued for patents and intangible assets                            $        --      $ 2,426,662
                                                                          ===========      ===========

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                       Other                            Total
                                Common Stock           Additional      Retained     Comprehensive      Treasury      Stockholders'
                            Shares        Amount        Capital        Earnings     Income (Loss)       Stock           Equity
                           ---------   ------------   ------------   ------------   -------------    ------------    -------------

Balance at
December 31, 2000          8,883,059   $    444,153   $ 34,469,471   $  6,539,223    $    (83,241)   $   (927,793)   $ 40,441,813
   Net income                     --             --             --      1,517,746              --              --       1,517,746
   Net loss of
     Hi-tronics for
     December 2000
     (see Note 1)                 --             --             --       (347,679)             --              --        (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   --             --             --             --          61,991              --          61,991
                                                                                                                     ------------
   Comprehensive
     Income                                                                                                             1,232,058
                                                                                                                     ------------
   Compensation
     expense
     resulting from
     changes to
     Hi-tronics stock
     options in
     December 2000                --             --         37,029             --              --              --          37,029
   Issuance of shares
     for stock option
     exercises               188,809          9,440        995,474             --              --              --       1,004,914
   Tax benefit from
     employee stock
     option exercise              --             --      1,669,405             --              --              --       1,669,405
   Issuance of
     119,100 shares
     from treasury
     for acquisition              --             --      1,498,869             --              --         927,793       2,426,662
                           ---------   ------------   ------------   ------------    ------------    ------------    ------------
Balance at
December 31, 2001          9,071,868        453,593     38,670,248      7,709,290         (21,250)             --      46,811,881
   Net income                     --             --             --        836,976              --              --         836,976
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   --             --             --             --          (1,453)             --          (1,453)
                                                                                                                     ------------
   Comprehensive
     Income                                                                                                               835,523
                                                                                                                     ------------
   Issuance of shares
     for stock option
     exercises                63,111          3,156        396,117             --              --              --         399,273
   Tax benefit from
     stock option
     exercises                    --             --        535,655             --              --              --         535,655
                           ---------   ------------   ------------   ------------    ------------    ------------    ------------
Balance at
March 31, 2002             9,134,979   $    456,749   $ 39,602,020   $  8,546,266    $    (22,703)   $         --    $ 48,582,332
                           =========   ============   ============   ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS/NEW ACCOUNTING STANDARDS

     Advanced Neuromodulation Systems, Inc. (the "Company" or "ANS") designs, develops, manufactures and markets implantable neuromodulation devices used to manage chronic intractable pain and other disorders of the central nervous system. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. ("HDI") subsidiary, which we acquired in January 2001. See
     Note 3. ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI revenues are derived within the United States.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three months ended March 31, 2001 was $139,151. The pro forma impact on net income (loss) and net income (loss) per share for the three months ended March 31, 2001 compared to the actual results for the three months ended March 31, 2002 is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                        2001           2002
                                                      ---------      ---------
     Reported net income (loss)..................     $  (6,261)     $ 836,976
     Goodwill amortization.......................       139,151             --
                                                      ---------      ---------
     Adjusted net income (loss)..................     $ 132,890      $ 836,976
                                                      =========      =========
     Basic net income (loss) per share:
       Reported..................................     $    (.00)     $    0.09
       Goodwill amortization.....................          0.01             --
                                                      ---------      ---------
       Adjusted..................................     $    0.01      $    0.09
                                                      =========      =========
     Diluted net income (loss) per share:
       Reported..................................     $    (.00)     $    0.08
       Goodwill amortization.....................          0.01             --
                                                      ---------      ---------
       Adjusted..................................     $    0.01(A)   $    0.08
                                                      =========      =========

----------

(A)  Pro forma diluted shares for the three months ended March 31, 2001 include 894,160 shares related to the effect of dilutive stock options.

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

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operations for the full year.

     The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  ACQUISITIONS

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

     Also on January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI's outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis. HDI developed and manufactured the Company's totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and was also the O.E.M. manufacturer of the transmitter used with the Company's Renew radio-frequency spinal cord stimulation system.

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

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

             Net revenue                                 $ 119,481
             Loss before income tax benefit              $(591,600)
             Net loss                                    $(347,679)

     For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

             Net cash used by operating activities       $(647,210)
             Net cash used by investing activities       $ (14,516)
             Net cash used by financing activities       $ (10,718)
                                                         ---------
                           Net decrease in cash          $(672,444)
                                                         ---------

(4)  NOTE PAYABLE

     In connection with the acquisition of HDI (see Note 3), the Company assumed responsibility for a note payable with a principal balance of $177,028 at March 31, 2002. The note was entered into during March 2000, has a five-year term, and bears interest at a fixed rate of 9 percent per annum. The monthly installments for principal and interest are $5,623. The loan is collateralized by the equipment purchased from the proceeds of the note and accounts receivable of HDI. Maturities of the note payable are as follows: $39,631 in 2002, $57,304 in 2003, $62,738 in 2004 and $17,355 in
     2005.

(5)  MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities at March 31, 2002:

                                       Gross        Gross
                                     Unrealized   Unrealized   Estimated
                          Cost         Gains        Losses     Fair Value
                        ----------   ----------   ----------   ----------

FNMA and Federal
 Home Loan Bank notes   $  951,451   $       --   $   10,633   $  940,818
 Investment grade
   municipal bonds       1,409,616          177       12,888    1,396,905
 Real estate
   investment trust         97,682           --       11,057       86,625
                        ----------   ----------   ----------   ----------
                        $2,458,749   $      177   $   34,578   $2,424,348
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

     At March 31, 2002, no individual security represented more than 20 percent of the total portfolio or 1 percent of total assets. The Company did not have any investments in derivative financial instruments at March 31, 2002.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  COMMITMENTS AND CONTINGENCIES

     The Company entered into a sixty-three month lease agreement on its 40,000 square feet corporate headquarters and manufacturing facility in Plano, Texas during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility.

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

     The Company leases transportation equipment under non-cancelable operating leases until May 2002 at a monthly rate of $1,472.

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

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Except for such product liability the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(7)  INCOME TAXES

     The Company recorded income tax expense during the three months ended March 31, 2002 of $471,449, an overall effective tax rate of 36.0%. This effective tax rate is higher than the U.S. statutory rate of 34% for corporations due to a provision for state taxes. During the three months ended March 31, 2001, the Company recorded a tax benefit of $6,899. The effective tax rate in 2001 of 52.4% was higher than the U.S. statutory rate of 34% because the Company's 2001 expense for goodwill is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the three month period ended March 31, 2001 are not deductible for tax purposes, which also contributed to the higher effective tax rate in 2001.

     As of December 31, 2001, the Company had a net operating loss carry forward of approximately $1.8 million which expires in years through 2022. As a result of the enactment of certain tax law changes during the first quarter, the Company will carry back approximately $1.6 million of net operating losses resulting in carry forwards which consist primarily of net operating losses acquired from HDI. This net operating loss carry forward may be subject to Section 382 of the Internal Revenue Code or other provisions which may limit the use of the net operating loss carry forward in any tax year.

(8)  NET INCOME PER SHARE

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

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2002         2001
                                                     ----------   ----------

Weighted-average shares outstanding (basic shares)    9,107,985    8,894,785
Effect of dilutive stock options                      1,184,962           --
                                                     ----------   ----------
       Diluted shares                                10,292,947    8,894,785
                                                     ==========   ==========

     For the three months ended March 31, 2002, the incremental shares used for dilutive income per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended March 31, 2002, all stock options were included in the computation of diluted income per share since all exercise prices were less than the average market price of the common shares for that three-month period. For the three months ended March 31, 2001, no options were included in the computation of diluted income per share because the effect would be antidilutive.

             ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)  COMPREHENSIVE INCOME

     Total comprehensive income for 2001 and for the three months ended March 31, 2002 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive loss for the three months ended March 31, 2001 is as follows:

                                              Three Months
                                           Ended March 31, 2001
                                           --------------------

Net loss                                       $  (6,261)
Net loss of Hi-tronics for December
2000 (see Note 3)                               (347,679)
Other comprehensive income                        26,818
                                               ---------
Comprehensive loss                             $(327,122)
                                               =========

(10) SEGMENT INFORMATION

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

     Segment data for the three months ended March 31, 2002 is as follows:

                           Neuro          HDI        Intercompany   Consolidated
                          Products       O.E.M.      Eliminations      Total
                         -----------   -----------   ------------   ------------
 Revenue from external
     customers           $ 8,988,419   $ 2,484,227   $        --    $11,472,646
 Intersegment revenues   $        --   $ 1,135,360   $(1,135,360)   $        --
 Segment income from
     operations          $   757,717   $   481,508   $        --    $ 1,239,225
Segment assets           $52,674,926   $ 6,887,338   $(3,513,259)   $56,049,005

     Segment data for the three months ended March 31, 2001 is as follows:

                           Neuro          HDI        Intercompany   Consolidated
                          Products       O.E.M.      Eliminations      Total
                         -----------   -----------   ------------   ------------
 Revenue from external
     customers           $ 6,338,303   $ 2,002,507   $        --    $ 8,340,810
 Intersegment revenues   $        --   $   397,992   $  (397,992)   $        --
 Segment income from
     operations          $   204,367   $   128,397   $        --    $   332,764
Segment assets           $48,104,649   $ 6,547,082   $(3,437,637)   $51,214,094

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

OVERVIEW

We design, develop, manufacture and market neuromodulation devices for patients suffering from chronic pain. Neuromodulation devices include implantable neurostimulation devices, which deliver electric current directly to targeted nerves, and implantable infusion pumps, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. subsidiary, which we acquired in January 2001. See Note 3.

The use of neuromodulation devices is growing rapidly. According to an independent industry study, the worldwide market for neuromodulation products was approximately $525 million in 2001, up 21% from the previous year. This study estimates that the market will grow to approximately $1.1 billion worldwide by 2005, based solely on currently approved treatment indications in the U.S. for neuromodulation devices.

Our principal neurostimulation product in 2001 was Renew(R), our latest generation radio-frequency (RF) spinal cord stimulation device. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs.

On November 21, 2001, the U.S. Food and Drug Administration (FDA) approved our Genesis(TM) totally implantable pulse generator (IPG) spinal cord stimulation device. We began selling Genesis in Europe in the first quarter of 2001 and in the U.S. and Australia in January 2002 for the treatment of chronic pain of the trunk and limbs. Until our launch of the Genesis IPG, only one other company marketed an approved IPG device in the United States.

In 2000, we completed development of AccuRx, our constant rate implantable drug pump, in part using proprietary technology we licensed from Implantable Devices Limited Partnership (IDP). We initiated clinical trials of AccuRx under an Investigational Device Exemption (IDE) in the first quarter of 2001, and began selling AccuRx in certain international markets in the second quarter of 2001. On January 2, 2001, we strengthened our position in the neuromodulation market by acquiring the assets of IDP and ESOX Technology Holdings, LLC (ESOX) for 119,100 shares of our common valued at approximately $2.43 million. This acquisition provided us with intellectual property surrounding implantable drug pump technologies in all applications, including pain and cancer therapy.

Also, on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG, as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI's expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). In the quarter ended March 31, 2002, our O.E.M. segment provided $2.48 million or 21.7% of our total revenue. We expect our O.E.M. segment revenue to decrease as a percentage of our total revenue in the future, as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI's research and development capabilities for internal product development.

Our current neuromodulation product line includes our Genesis IPG system, Renew RF system and AccuRx constant rate drug pump. With the launch of Genesis, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. Although Renew and Genesis are targeted toward treatment of different chronic pain conditions, sales growth of Renew has slowed since the launch of Genesis. Though it is too early to accurately predict future sales trends, management believes it possible that sales of Renew may plateau or even decline modestly, at least in the near term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies involve its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

Revenue from the sale of our neuromodulation products and custom manufactured O.E.M. products is recognized when the goods are shipped to our customers. We record, as a reduction in revenue, a provision for estimated sales returns and allowances on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

We also design and develop products under fixed price development agreements with third parties. Each development agreement reflects the terms and conditions of the project, including project objectives, product specifications, responsibilities for tasks, licenses and fields of use of intellectual properties, manufacturing rights and compensation, among other terms and conditions. A typical development project will take one to two years to complete and is undertaken in accordance with the FDA's Quality System Regulations, which address design controls and methods, facilities and quality assurance controls used in manufacturing medical devices, and similar international standards. We recognize revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. We follow this method since reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement can be made. If we do not accurately estimate the resources required or the scope of work to be performed under a development agreement, then future profit margins and results of operations may be negatively impacted.

In certain cases, we will undertake a development project on a cost plus basis. In these cases, we invoice the customer for actual time and material expended on the project at predetermined hourly billing rates and mark ups.

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

Intangible Assets

Goodwill associated with the excess purchase price over the fair value of assets acquired was amortized using the straight-line method through December 31, 2001 over the estimated life of 20 years.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the new accounting rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the statements. We determined that our goodwill at December 31, 2001 was unimpaired and eliminated amortization of the goodwill effective January 1, 2002. Prior to adoption of these statements, our amortization expense for goodwill was $139,151 per quarter, or $556,604 on an annual basis.

Other identifiable intangible assets, such as patents, purchased technology, trademarks and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives.

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

Contingencies

We are subject to proceedings, lawsuits and other claims related to our products and business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

Currently, product liability claims are the only litigation to which we are a party. While historically our product liability claims have not resulted in significant monetary liability beyond our insurance coverage, an adverse judgment beyond our insurance coverage could have a material adverse impact on our results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and 2001

We reported net income of $837,000, or $.08 per diluted share, for the three months ended March 31, 2002, compared to a net loss of $6,300 or $.00 per diluted share in the same 2001 period. Results for the first quarter of 2002 reflect the U.S. launch of our Genesis IPG system. The net loss during the 2001 period included $484,000 of expense for costs associated with our acquisition of HDI in January 2001. These costs were expensed instead of capitalized because the acquisition is accounted for under the pooling of interests method. Excluding such acquisition related costs, on a pro forma basis, net income was $269,000, or $.03 per diluted share, for the three-month period ended March 31, 2001.

Net revenue increased 37.5% to $11.47 million for the three months ended March 31, 2002, compared to $8.34 million in the comparable 2001 period. Net revenue of our neuromodulation products increased 41.8% to $9.00 million in 2002 from $6.34 million in 2001 due to the U.S. launch of our Genesis IPG system. Net revenue from our O.E.M. business increased 24.1% to $2.48 million in 2002 from $2.00 million in 2001 due to higher volume of O.E.M. product sales and contract engineering fees.

Gross profit increased to $6.96 million during the three months ended March 31, 2002 from $4.77 million in 2001, principally due to the increase in net revenue discussed above. Additionally, gross profit margins increased to 60.7% in 2002, compared to 57.2% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, and operational efficiencies from higher manufacturing volumes.

Total operating expenses increased to $5.72 million for the three months ended March 31, 2002 from $4.44 million in the same period during 2001. However, as a percentage of net revenue, these expenses decreased to 49.9% in 2002 from 53.2% in 2001 due to elimination of goodwill amortization and leveraging of research and development expense.

Research and development expense increased to $1.29 million, or 11.3% of net revenue, during the three months ended March 31, 2002, from $1.15 million, or 13.8% of net revenue, during the same period in 2001. This increase in the absolute dollar amount in 2002 compared to 2001 was the result of higher salary and benefit expense from staffing additions, annual salary increases, and higher test material expense. Our development efforts continue to be focused on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation systems for deep brain stimulation to address essential tremor and Parkinson's Disease, next generation drug pumps, and clinical trials of our AccuRx.

Sales and marketing expense, as a percentage of net revenue, increased to 25.2% during the three months ended March 31, 2002 from 24.7% in the same 2001 period, and the absolute dollar amount increased to $2.90 million in 2002 from $2.06 million during 2001. This increase in the absolute dollar amount during 2002 compared to 2001 was principally attributable to higher salary and benefit expense from staffing additions in direct sales, reimbursement and sales support positions, annual salary increases, higher commission expense from increased product sales, and higher sample and promotional expense in support of the Genesis IPG launch.

General and administrative expense, as a percentage of net revenue, increased to 11.4% during the three months ended March 31, 2002 from 11.0% in the same 2001 period, and the absolute dollar amount increased to $1.30 million in 2002 from $918,000 during 2001. This increase in the absolute dollar amount of $384,000 during 2002 compared to 2001 was principally attributable to higher salary expense from staffing additions, annual salary increases, higher employee benefit costs and increased legal costs.

No amortization expense of goodwill was recorded during the three months ended March 31, 2002 due to the adoption of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 on January 1, 2002. For the three months ended March 31, 2001, we recorded $139,000 of amortization expense for goodwill.

Amortization of other intangibles increased to $228,000 during the three months ended March 31, 2002 from $173,000 in the same period in 2001, due to additional patent amortization.

Other income increased to $69,000 during the three months ended March 31, 2002 from an expense of $346,000 during the three months ended March 31, 2001 primarily as a result of the $484,000 of expense associated with the acquisition of HDI.

Income tax expense increased to $471,000 during the three months ended March 31, 2002 from a tax benefit of $6,900 for the same period in 2001. The 2001 period reflects a loss before income taxes of $13,000 due to the costs associated with the acquisition of HDI recorded in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 our working capital increased to $26.93 million from $24.91 million at December 31, 2001. The ratio of current assets to current liabilities was 6.32:1 at March 31, 2002, compared to 4.77:1 at December 31, 2001. Cash, cash equivalents and marketable securities totaled $10.82 million at March 31, 2002 compared to $11.94 million at December 31, 2001.

We increased our investment in inventories to $10.45 million at March 31, 2002, from $9.75 million at December 31, 2001. This increase from year-end 2001 was primarily additional inventory to support our market launch of the Genesis IPG including consignment inventory for additional sales agents to whom we provide approximately $30,000 in consignment inventory each.

We spent $351,000 during the three months ended March 31, 2002 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, molds and test equipment for new parts and products we developed, and furniture and data processing equipment for new personnel we have hired. We expect capital expenditures for the remainder of fiscal 2002 to approximate $2.1 million.

We received $399,000 of cash during the three months ended March 31, 2002 from the exercise of 63,111 stock options.

We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current operating needs and capital expenditures for the foreseeable future. We currently have no credit facilities in place. If we decide to acquire complementary businesses, product lines or technologies, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could include bank borrowings, or the issuance of debt or equity securities.

On April 24, 2002, we filed a registration statement with the Securities and Exchange Commission to register for issuance and sale by us through underwriters of up to 2,875,000 shares of common stock, which includes 375,000 shares subject to an over-allotment option granted to the underwriters. This registration statement has not yet become effective. The securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. We plan to use the net proceeds from this offering, if and when completed, to expand our worldwide sales and marketing resources, to fund development of new technologies, products and applications for existing products, to pursue regulatory approvals, and to invest in product lines, businesses, companies, services or technologies that complement our current business through mergers, acquisitions, joint ventures or otherwise, as well as for working capital and other general purposes.

CASH FLOWS

Net cash used by operations was $1.06 million for the three months ended March 31, 2002, while operating activities provided cash of $755,000 during the same period in 2001. Although we reported net earnings of $837,000 during the 2002 period compared to a net loss of $6,300 in the 2001 period, we used cash in our operating activities during 2002 primarily for increases in accounts receivable and inventories of $1.0 million and $705,000, respectively, and for reducing our current liabilities by nearly $1.54 million.

Net cash used in investing activities was $717,000 for the three months ended March 31, 2002, as compared to $1.35 million for the same period in 2001, a decrease of $633,000. This decrease in the use of cash in investing activities during the 2002 period compared to 2001 was the result of a $761,000 reduction in additions to patents and intangible assets and capital expenditures for equipment and fixtures.

Net cash provided by financing activities was $387,000 for the three months ended March 31, 2002, as compared to $118,000 for the same period in 2001. During the first quarter of 2002, we used $13,000 to reduce certain debt obligations, while we received $399,000 from the exercise of stock options. During the first quarter of 2001, we used $12,000 to reduce our obligations under certain debt agreements, while we received $130,000 from the exercise of stock options.

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

OUTLOOK AND UNCERTAINTIES

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "will", "should", "intend", "potential", "new market", "potential market applications" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things:
(i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

o failure of our Genesis IPG to gain market acceptance would adversely affect our revenue growth and profitability

o because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market

o if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

o the launch of Genesis and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our revenues and profitability

o if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

o any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers' compensation programs could limit our ability to market and sell our products

o if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

o    other parties may sue us for infringing their intellectual property rights

o failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

o modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

o we will be unable to sell our products if we fail to comply with manufacturing regulations

o our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

o we are subject to potential product liability claims and we may not have the insurance or other resources to cover the cost of any successful claim

o we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

o our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

o two distributors currently account for a significant percentage of our revenue from our neuromodulation products segment, and several of our competitors currently account for a significant percentage of our revenue from our O.E.M. segment

o we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

o our success will depend on our ability to attract and retain key personnel and scientific staff

o if we choose to acquire complementary business, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

o    we are subject to additional risks associated with international operations

o our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

o    general economic risks

o    other risks detailed from time to time in our SEC public filings

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2002, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

          Exhibit 3.2- ByLaws (1)

          Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

          Exhibit 4.2- Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.)
          (3)

          Exhibit 10.16- Employment Agreement dated as of April 1, 2002, between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(4)

          Exhibit 10.17- Employment Agreement dated as of April 1, 2002, between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(4)

          Exhibit 10.18- Special Termination Agreement dated as of April 1, 2002, between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(4)

          Exhibit 10.19- Special Termination Agreement dated as of April 1, 2002, between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(4)

     (b) The Company filed a report on Form 8-K on January 30, 2002, to report certain amendments adopted by the Board of Directors on January 25, 2002 to the existing Rights Agreement between the Registrant and Computershare Investor Services LLC dated as of August 30, 1996.

----------

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

(4)  Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: April 24, 2002                   By: /s/ F. Robert Merrill III
                                           -------------------------------------
                                           F. Robert Merrill III
                                           Executive Vice President, Finance
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 3.1              Articles of Incorporation, as amended and restated (1)

 3.2              ByLaws (1)

 4.1              Rights Agreement dated as of August 30, 1996, between Quest
                  Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights
                  Agent (2)

 4.2 Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and
                  Computershare Investor Services LLC (formerly KeyCorp
                  Shareholder Services, Inc.) (3)

 10.16            Employment Agreement dated as of April 1, 2002, between
                  Christopher G. Chavez and Advanced Neuromodulation Systems,
                  Inc.(4)

 10.17            Employment Agreement dated as of April 1, 2002, between
                  Kenneth G. Hawari and Advanced Neuromodulation Systems,
                  Inc.(4)

 10.18 Special Termination Agreement dated as of April 1, 2002, between Christopher G. Chavez and Advanced Neuromodulation
                  Systems, Inc.(4)

 10.19 Special Termination Agreement dated as of April 1, 2002, between Kenneth G. Hawari and Advanced Neuromodulation
                  Systems, Inc.(4)

----------

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

(4)  Filed herewith.