Form 10-Q
period 2002-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2002-08-14
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on August 9, 2002 was 12,061,705

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

Part I. Financial Information	2

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2002 and December 31, 2001	3-4

Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Six Months Ended June 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2002 and 2001	6

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) For the Year Ended December 31, 2001 and the Six Months Ended June 30, 2002	7

Notes to Condensed Consolidated Financial Statements	8-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Part II. Other Information	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2002 and December 31, 2001

                                                        June 30,    December 31,
Assets                                                    2002          2001
------                                               ------------- -------------
Current assets:
   Cash and cash equivalents                         $ 93,822,304  $  9,785,325
   Marketable securities                                2,292,558     2,151,722
   Receivables:
      Trade accounts, less allowance for
       doubtful accounts of $110,333 in 2002
       and $124,111 in 2001                             8,400,359     6,493,772
      Interest and other                                   58,362       235,594
                                                     ------------- -------------
         Total receivables                              8,458,721     6,729,366
                                                     ------------- -------------

   Inventories:
      Raw materials                                     5,314,974     4,685,586
      Work-in-process                                   2,327,224     1,723,419
      Finished goods                                    3,777,470     3,339,840
                                                     ------------- -------------
         Total inventories                             11,419,668     9,748,845
                                                     ------------- -------------

   Deferred income taxes                                1,047,549     1,726,517
   Current income tax receivable                          866,818       678,341
   Prepaid expenses and other current assets              375,266       685,169
                                                     ------------- -------------
         Total current assets                         118,282,884    31,505,285
                                                     ------------- -------------

Equipment and fixtures:
   Furniture and fixtures                               3,749,678     3,400,909
   Machinery and equipment                              8,885,628     8,550,504
   Leasehold improvements                               1,602,356     1,610,810
                                                     ------------- -------------
                                                       14,237,662    13,562,223
   Less accumulated depreciation and amortization       7,468,049     6,353,920
                                                     ------------- -------------
         Net property, plant and equipment              6,769,613     7,208,303
                                                     ------------- -------------

Goodwill, net of accumulated amortization of
   $3,404,427 in 2002 and $3,404,427 in 2001            7,407,237     7,407,237
Patents, net of accumulated amortization of
   $1,238,923 in 2002 and $1,045,106 in 2001            5,211,544     5,368,213
Purchased technology from acquisitions, net of
   accumulated amortization of $1,933,333 in 2002
   and $1,800,000 in 2001                               2,066,667     2,200,000
Trademarks, net of accumulated amortization of
   $906,302 in 2002 and $843,736 in 2001                1,602,060     1,656,264
Other assets, net of accumulated amortization of
   $458,948 in 2002 and $392,033 in 2001                  505,564       519,783
                                                     ------------- -------------
                                                     $141,845,569  $ 55,865,085
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2002 and December 31, 2001

                                                        June 30,    December 31,
Liabilities and Stockholders' Equity                      2002          2001
------------------------------------                 ------------- -------------
Current liabilities:
   Accounts payable                                  $  1,305,040  $  1,835,037
   Accrued salary and employee benefit costs            1,281,816     1,826,423
   Accrued tax abatement liability                        969,204       969,204
   Customer deposits                                      657,584     1,042,690
   Income taxes payable                                   621,849          ---
   Commissions payable                                    474,364       285,704
   Warranty reserve                                       304,201       383,477
   Other accrued expenses                                 388,820       204,151
   Current maturities of long-term note payable              ---         52,325
                                                     ------------- -------------
         Total current liabilities                      6,002,878     6,599,011
                                                     ------------- -------------

Deferred income taxes                                   2,250,213     2,316,796
Long-term note payable                                       ---        137,397

Commitments and contingencies:

Stockholders' equity:
   Common stock of $.05 par value.
   Authorized 25,000,000 shares; issued and
    outstanding: 12,033,705 shares in 2002 and
    9,071,868 in 2001                                     601,685       453,593
   Additional capital                                 123,010,585    38,670,248
   Retained earnings                                    9,994,707     7,709,290
   Accumulated other comprehensive income (loss),
    net of tax benefit of $7,467
    in 2002 and $10,949 in 2001                           (14,499)      (21,250)
                                                     ------------- -------------

         Total stockholders' equity                   133,592,478    46,811,881

                                                     ------------- -------------
                                                     $141,845,569  $ 55,865,085
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2002 and 2001

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                ----------------------- ------------------------
                                    2002       2001        2002         2001
                                ----------- ----------- ----------- ------------
Net revenue                     $13,423,371 $ 9,204,721 $24,896,017 $17,545,531
Cost of revenue                   5,063,427   3,934,655   9,577,587   7,507,444
                                ----------- ----------- ----------- ------------
         Gross profit             8,359,944   5,270,066  15,318,430  10,038,087
                                ----------- ----------- ----------- ------------

Operating expenses:
   Research and development       1,375,520   1,233,282   2,668,223   2,380,812
   Sales and marketing            3,392,474   2,079,851   6,288,364   4,136,829
   Amortization of goodwill            ---      139,151        ---      278,302
   Amortization of intangibles      228,834     242,932     456,630     416,101
   General and administrative     1,278,437   1,043,914   2,581,309   1,962,343
                                ----------- ----------- ----------- ------------
                                  6,275,265   4,739,130  11,994,526   9,174,387
                                ----------- ----------- ----------- ------------
         Income from operations   2,084,679     530,936   3,323,904     863,700
                                ----------- ----------- ----------- ------------

Other income (expenses):
   Acquisition related costs           ---         ---         ---     (483,766)
   Interest expense                  (3,939)     (6,212)     (8,245)    (16,672)
   Interest and other income        147,188     153,979     220,694     302,281
                                ----------- ----------- ----------- ------------
                                    143,249     147,767     212,449    (198,157)
                                ----------- ----------- ----------- ------------

         Income before income
          taxes                   2,227,928     678,703   3,536,353     665,543
Income taxes                        779,487     310,189   1,250,936     303,290
                                ----------- ----------- ----------- ------------
         Net income             $ 1,448,441 $   368,514 $ 2,285,417 $   362,253
                                =========== =========== =========== ============

Net income per share:
                                =========== =========== =========== ============
         Basic                  $      .14  $      .04  $      .24  $      .04
                                =========== =========== =========== ============
         Diluted                $      .13  $      .04  $      .21  $      .04
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2002 and 2001

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------- -------------
Cash flows from operating activities:
   Net income                                        $  2,285,417  $    362,253
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     1,570,760     1,629,877
      Deferred income taxes                               608,907      (131,006)
      Changes in operating assets and liabilities:
        Receivables                                    (1,729,355)     (179,199)
        Inventories                                    (1,670,823)   (1,846,149)
        Current income tax receivable                    (188,477)      359,953
        Prepaid expenses and other assets                 279,783       496,696
        Customer deposits                                (385,106)     (262,679)
        Income taxes payable                            1,272,925       201,423
        Accounts payable                                 (529,997)      395,883
        Accrued expenses                                 (250,554)     (225,217)
                                                     ------------- -------------
           Total adjustments                           (1,021,937)      439,582
                                                     ------------- -------------
           Net cash provided by operating activities    1,263,480       801,835
                                                     ------------- -------------

Cash flows from investing activities:
   Proceeds from certificates of deposits with
    maturities over 90 days                                  ---        947,000
   Purchases of marketable securities                  (1,276,240)   (1,686,557)
   Proceeds from sales of marketable securities         1,145,633     1,427,970
   Additions to patents and intangible assets             (68,086)     (459,632)
   Additions to equipment and fixtures                   (675,439)   (1,051,711)
                                                     ------------- -------------
           Net cash used in investing activities         (874,132)     (822,930)
                                                     ------------- -------------

Cash flows from financing activities:
   Payment of long-term obligations                      (189,722)      (23,433)
   Net proceeds from public offering of common stock   83,197,853          ---
   Exercise of stock options                              639,500       237,957
                                                     ------------- -------------
           Net cash provided by financing activities   83,647,631       214,524
                                                     ------------- -------------

Net increase in cash and cash equivalents              84,036,979       193,429
Net cash used by Hi-tronics in December 2000
   (see Note 3)                                              ---       (672,444)
Cash and cash equivalents at beginning of year          9,785,325     9,528,721
                                                     ------------- -------------
Cash and cash equivalents at June 30                 $ 93,822,304  $  9,049,706
                                                     ============= =============

Supplemental cash flow information is presented
   below:
Income taxes paid (refunded)                         $   (566,057) $    290,000
                                                     ============= =============
Interest paid                                        $      8,245  $     13,531
                                                     ============= =============

Non-cash activity:
Stock issued for patents and intangible assets       $       ---   $  2,426,662
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Wide table - columns continue on following page)

                                 Common Stock         Additional     Retained
                         ---------------------------
                             Shares        Amount       Capital      Earnings
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2000           8,883,059  $    444,153  $ 34,469,471  $  6,539,223
   Net income                    ---           ---           ---      1,517,746
   Net loss of
     Hi-tronics for
     December 2000
     (see Note 3)                ---           ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---

   Comprehensive Income

   Compensation expense
     resulting from
     changes to
     Hi-tronics stock
     options
     in December 2000            ---           ---         37,029          ---
   Issuance of shares for
     stock option
     exercises                188,809         9,440       995,474          ---
   Tax benefit from
     employee stock
     option exercise             ---           ---      1,669,405          ---
   Issuance of 119,100
     shares from
     treasury for
     acquisition                 ---           ---      1,498,869          ---
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2001           9,071,868       453,593    38,670,248     7,709,290
   Net income                    ---           ---           ---      2,285,417
   Adjustment to
     unrealized
     losses on
     marketable
     securities                  ---           ---           ---           ---

   Comprehensive Income

   Sale of newly issued
     common stock in
     a public offering,
     net of offering
     costs                  2,875,000       143,750    83,054,103          ---

   Issuance of shares
     for stock option
     exercises                 86,837         4,342       635,158          ---
   Tax benefit from
     stock option
     exercises                   ---           ---        651,076          ---
                         ------------- ------------- ------------- -------------
Balance at
June 30, 2002              12,033,705  $    601,685  $123,010,585  $  9,994,707
                         ============= ============= ============= =============

(Table continued)
                             Other                      Total
                         Comprehensive   Treasury    Stockholders'
                         Income (Loss)     Stock        Equity
                         ------------- ------------- -------------
Balance at
December 31, 2000        $    (83,241) $   (927,793) $ 40,441,813
   Net income                    ---           ---      1,517,746
   Net loss of
     Hi-tronics for
     December 2000
     (see Note 3)                ---           ---       (347,679)
   Adjustment to
     unrealized
     losses on
     marketable
     securities                61,991          ---         61,991
                                                     -------------
   Comprehensive Income                                 1,232,058
                                                     -------------
   Compensation expense
     resulting from
     changes to
     Hi-tronics stock
     options
     in December 2000            ---           ---         37,029
   Issuance of shares for
     stock option
     exercises                   ---           ---      1,004,914
   Tax benefit from
     employee stock
     option exercise             ---           ---      1,669,405
   Issuance of 119,100
     shares from
     treasury for
     acquisition                 ---        927,793     2,426,662
                         ------------- ------------- -------------
Balance at
December 31, 2001             (21,250)         ---     46,811,881
   Net income                    ---           ---      2,285,417
   Adjustment to
     unrealized
     losses on
     marketable
     securities                 6,751          ---          6,751
                                                     -------------
   Comprehensive Income                                 2,292,168
                                                     -------------
   Sale of newly issued
     common stock in a
     public offering,
     net of offering
     costs                       ---           ---     83,197,853
   Issuance of shares
     for stock option
     exercises                   ---           ---        639,500
   Tax benefit from
     stock option
     exercises                   ---           ---        651,076
                         ------------- ------------- -------------
Balance at
June 30, 2002            $    (14,499) $       ---   $133,592,478
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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three months and six months ended June 30, 2001 was $139,151 and $278,302 respectively. The pro forma impact on net income and net income per share for the three months and six months ended June 30, 2001, assuming no amortization of goodwill for these periods, compared to the actual results for the three months and six months ended June 30, 2002 is as follows:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                 ----------------------  -----------------------
                                    2002        2001        2002        2001
                                 ----------  ----------  ----------  -----------
Reported net income              $1,448,441  $  368,514  $2,285,417  $  362,253
Goodwill amortization                  ---      139,151        ---      278,302
                                 ----------  ----------  ----------  -----------
Adjusted net income              $1,448,441  $  507,665  $2,285,417  $  640,555
                                 ==========  ==========  ==========  ===========
Basic net income per
 share:
    Reported                     $     .14   $     .04   $     .24   $     .04
    Goodwill amortization              ---         .02         ---         .03
                                 ----------  ----------  ----------  -----------
    Adjusted                     $     .14   $     .06   $     .24   $     .07
                                 ==========  ==========  ==========  ===========
Diluted net income per
 share:
    Reported                     $     .13   $     .04   $     .21   $     .04
    Goodwill amortization              ---         .01         ---         .03
                                 ----------  ----------  ----------  -----------
    Adjusted                     $     .13   $     .05   $     .21   $     .07
                                 ==========  ==========  ==========  ===========
(2)	Condensed Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily indicative of operations for the full year.

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

Also on January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI's outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis. HDI developed and manufactured the Company's totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and was also the O.E.M. manufacturer of the transmitter used with the Company's Renew radio-frequency spinal cord stimulation system.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Prior to the Company's acquisition of HDI, HDI's fiscal year ended on November 30. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Consolidated Statement of Stockholders' Equity for the period ended December 31, 2001 and are not reflected in the Consolidated Statements of Income for the six month period ended June 30, 2001.

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

In connection with the acquisition of HDI (see Note 3), the Company assumed responsibility for a note payable with a principal balance of $189,722 at December 31, 2001. The note was repaid in its entirety during June 2002.

(5)	Marketable Securities

The following is a summary of available-for-sale securities at June 30, 2002:
                                               Gross       Gross
                                            Unrealized  Unrealized   Estimated
                                   Cost        Gains       Losses    Fair Value
                                ----------  ----------- ----------- ------------
     FNMA and Federal
       Home Loan Bank notes     $  951,134  $      --   $    8,404  $   942,730
     Investment grade
       municipal bonds           1,265,712       1,715      13,149    1,254,278
     Real estate
       investment trust             97,682         --        2,132       95,550
                                ----------  ----------- ----------- ------------
                                $2,314,528  $    1,715  $   23,685  $ 2,292,558
                                ==========  =========== =========== ============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

At June 30, 2002, no individual security represented more than 21 percent of the total portfolio or 1/3 of 1 percent of total assets. The Company did not have any investments in derivative financial instruments at June 30, 2002.

(6)	Public Offering

On June 3, 2002, the Company completed an underwritten public offering of 2,875,000 shares of common stock managed by U.S. Bancorp Piper Jaffray, CIBC World Markets and Gerard Klauer Mattison as underwriters. The Company received net proceeds from the offering of $83.2 million. The Company intends to use the proceeds from the offering for general corporate purposes, including expanding its worldwide sales and marketing resources, funding product development, pursuing regulatory approvals and pursuing strategic acquisitions of product lines, businesses, companies, services or technologies that complement its current business through mergers, acquisitions, joint ventures or otherwise.

(7)	Commitments and Contingencies

The Company entered into a sixty-three month lease agreement on its 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the base monthly rental rate is $48,308, subject to certain annual increases as provided for in the lease agreement. The monthly rate was increased to $50,951 in January 2002. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey is 8,800 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease expires on May 31, 2003 and has a monthly rental rate of $10,891. The Company also leases 15,000 square feet of space in Hackettstown, New Jersey used for the O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2002, has a monthly rental rate of $9,636 and is renewable for two additional one-year periods. In addition, during January 2001, the Company leased 2,200 square feet of additional space in the Hackettstown facility adjacent to the 15,000 square feet of manufacturing space until June 30, 2002 at a monthly rental rate of $2,269 and is currently leasing the space on a month-to-month basis at the same rate.

The Company leases transportation equipment under various non-cancelable operating leases that expire in April, May and October of 2005. The monthly expense under the operating leases is $3,133.

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

Except for such product liability claims, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

(8)	Income Taxes

The Company recorded income tax expense during the three months and six months ended June 30, 2002, of $779,487 and $1,250,936, representing overall effective tax rates of 35.0% and 35.4%, respectively. These effective tax rates during the 2002 periods are higher than the U.S. statutory rate of 34% for corporations due to a provision for state taxes. During the three months and six months ended June 30, 2001, the Company recorded income tax expense of $310,189 and $303,290, representing overall effective tax rates of 45.7% and 45.6%, respectively. In the 2001 periods, the Company's expense for goodwill was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rates compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the six month period ended June 30, 2001 were not deductible for tax purposes, which also contributed to the higher effective tax rate in 2001.

As of December 31, 2001, the Company had a net operating loss carryforward of approximately $1.8 million, which expires in annual amounts through 2022. As a result of the enactment of certain tax law changes during the first quarter, the Company will carry back approximately $1.6 million of net operating losses resulting in a carryforward that consists primarily of net operating losses acquired from HDI. This net operating loss carryforward may be subject to Section 382 of the Internal Revenue Code or other provisions which may limit the use of the net operating loss carryforward in any tax year.

(9)	Net Income Per Share

Basic income per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:
                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                ----------------------- ------------------------
                                    2002        2001        2002         2001
                                ----------- ----------- ----------- ------------
    Weighted-average shares
     outstanding (basic shares) 10,163,751   8,919,235   9,635,868    8,907,010
    Effect of dilutive
     stock options               1,125,271     917,595   1,155,117      905,878
                                ----------- ----------- ----------- ------------
           Diluted shares       11,289,022   9,836,830  10,790,985    9,812,888
                                =========== =========== =========== ============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2002 and 2001, the incremental shares used for dilutive income per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 76,000 shares at an average price of $19.61 were outstanding at June 30, 2001 but were not included in the computation of diluted income per share for the three months ended June 30, 2001 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the three months ended June 30, 2002, all stock options were included in the computation of diluted income per share because all exercise prices were less than the average market price of the common shares for that three-month period.

(10)	Comprehensive Income

Total comprehensive income for 2001 and for the six months ended June 30, 2002 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and six months ended June 30, 2002 and 2001 is as follows:
                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                ----------------------- ------------------------
                                    2002        2001        2002         2001
                                ----------- ----------- ----------- ------------
    Net income                  $1,448,441  $  368,514  $2,285,417  $   362,253
    Other comprehensive income       8,204      31,032       6,751       57,850
    Net loss of Hi-tronics for
     December 2000 (see Note 1)        ---         ---         ---     (347,679)
                                ----------- ----------- ----------- ------------
    Comprehensive income        $1,456,645  $  399,546  $2,292,168  $    72,424
                                ----------- ----------- ----------- ------------
(11)	Segment Information

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

Segment data for the three months ended June 30, 2002 follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $ 10,829,528  $  2,593,843  $        ---  $ 13,423,371
 Intersegment revenues   $        ---  $  1,335,378  $ (1,335,378) $        ---
 Segment income from
   operations            $  1,643,750  $    440,929  $        ---  $  2,084,679

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the three months ended June 30, 2001 follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $  6,577,624  $  2,627,097  $        ---  $  9,204,721
 Intersegment revenues   $        ---  $    604,555  $   (604,555) $        ---
 Segment income from
   operations            $    138,990  $    391,946  $        ---  $    530,936
Segment data for the six months ended June 30, 2002 follows:
                                                        Inter-
                             Neuro          HDI         company    Consolidated
                           Products        O.E.M.    Eliminations      Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $ 19,817,947  $  5,078,070  $        ---  $ 24,896,017
 Intersegment revenues   $        ---  $  2,470,738  $ (2,470,738) $        ---
 Segment income from
   operations            $  2,401,467  $    922,437  $        ---  $  3,323,904
 Segment assets          $138,575,393  $  7,024,169  $ (3,753,993) $141,845,569
Segment data for the six months ended June 30, 2001 follows:
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
 Segment income from
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

Overview

We design, develop, manufacture and market neuromodulation devices that improve the quality of life for people suffering from chronic pain. Neuromodulation devices include implantable neurostimulation devices, which deliver electric current directly to targeted nerves, and implantable drug pumps, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. subsidiary, which we acquired in January 2001. See Note 3.

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

Our principal product in 2001 was Renew®, our latest generation radio-frequency (RF) spinal cord stimulation device. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs.

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

In 2000, we completed development of AccuRx, our constant rate implantable drug pump, in part using proprietary technology we licensed from Implantable Devices Limited Partnership (IDP). We initiated clinical trials of AccuRx under an Investigational Device Exemption (IDE) in the first quarter of 2001, and began selling AccuRx in certain international markets in the second quarter of 2001. On January 2, 2001, we strengthened our position in the neuromodulation market by acquiring the assets of IDP and ESOX Technology Holdings, LLC (ESOX) for 119,100 shares of our common stock valued at approximately $2.43 million. This acquisition provided us with intellectual property surrounding implantable drug pump technologies in all applications, including pain and cancer therapy.

Also, on January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG, as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI's expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). In the quarter ended June 30, 2002, our O.E.M. segment generated $2.59 million, or 19.3%, of our total revenue. We expect our O.E.M. segment revenue to decrease as a percentage of our total revenue in the future, as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI's research and development capabilities for our own internal product development.

Our current neuromodulation product line includes our Genesis IPG system, Renew RF system and AccuRx constant rate drug pump. With the launch of Genesis, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. Renew is targeted toward the treatment of complex, changing or multi-extremity pain patterns that require higher power levels for treatment, while Genesis is primarily intended to address simpler, more localized pain patterns. Although Renew and Genesis are targeted toward treatment of different chronic pain conditions, the rate of sales growth of Renew has slowed since the launch of Genesis. As pain specialists selected our newer, fully-implantable Genesis system, sales of Renew in the first quarter of 2002 were effectively flat compared to the prior year quarter, although sales of Renew increased modestly in the second quarter of 2002 compared to the first quarter of 2002 and the prior year quarter. Thus, while it is too early to accurately predict future sales trends, management believes it possible that sales of Renew may plateau or even decline modestly, at least in the near term.

On June 3, 2002, we announced completion of our underwritten public offering of 2,875,000 shares of common stock managed by U.S. Bancorp Piper Jaffray, CIBC World Markets and Gerard Klauer Mattison as underwriters. We received net proceeds from the offering of approximately $83.2 million. We intend to use the proceeds from the offering for general corporate purposes, including expanding our worldwide sales and marketing resources, funding product development, pursuing regulatory approvals and pursuing strategic acquisitions of product lines, businesses, companies, services or technologies that complement our current business through mergers, acquisitions, joint ventures or otherwise.

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

Warranty Obligations

Our products are generally covered by a one-year warranty. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit and net income.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2002 and 2001

Net income. We reported net income of $1,448,000, or $.13 per diluted share, for the three months ended June 30, 2002, compared to net income of $369,000 or $.04 per diluted share in the same 2001 period. For the six months ended June 30, 2002, we reported net income of $2,285,000 or $.21 per diluted share compared to $362,000 or $.04 per diluted share in the same 2001 period. Financial results for both periods in 2002 reflect the January 2002 U.S. launch of our Genesis IPG system. Results for the six-month period ended June 30, 2001 reflect an expense of $484,000 for costs associated with our acquisition of HDI in January 2001. We expensed these costs instead of capitalizing them because the acquisition is accounted for under the pooling of interests method. Results for the three month and six month periods in 2001 also reflect amortization expense for goodwill of $139,151 and $278,302, respectively. Financial results for the three months and six months ended June 30, 2002, contain no similar expense since we eliminated the amortization of goodwill on January 1, 2002 when we adopted new accounting standards. If the amortization expense for goodwill is eliminated from the 2001 periods, pro forma net income and net income per share would be $508,000 and $.05 per diluted share for the three months ended June 30, 2001 and $641,000 and $.07 per share for the six months ended June 30, 2001.

Net revenue. Net revenue increased 45.8% to $13.42 million for the three months ended June 30, 2002, compared to $9.20 million in the comparable 2001 period. Net revenue of our neuromodulation products increased 64.6% to $10.83 million in 2002 from $6.58 million in 2001 due to the U.S. launch of our Genesis IPG system in January 2002. Net revenue from our O.E.M. business decreased marginally to $2.59 million in 2002 from $2.63 million in 2001 as we continue to focus more of HDI's resources on our own research and development projects. For the six months ended June 30, 2002, net revenue increased 41.9% to $24.90 million from $17.55 million for the six-month period in 2001 primarily due to the launch of our Genesis IPG system. Net revenue of our neuromodulation products increased 53.4% to $19.82 million for the six-month period in 2002 from $12.92 million in the same 2001 period. Net revenue from our O.E.M. business increased 9.7% to $5.08 million for the six-month period in 2002 from $4.63 million in the same 2001 period due to higher third-party development fees.

Gross profit. Gross profit increased 58.6% to $8.36 million during the three months ended June 30, 2002 from $5.27 million in 2001, principally due to the increase in net revenue discussed above. Additionally, gross profit margin increased to 62.3% in 2002, compared to 57.3% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, and operational efficiencies gained from higher manufacturing volumes. For the six months ended June 30, 2002, gross profit increased to $15.32 million from $10.04 million in the comparable 2001 period, again principally due to the increase in net revenue discussed above. Gross profit margin increased to 61.5% in the six-month period in 2002 compared to 57.2% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, and operational efficiencies gained from higher manufacturing volumes.

Operating expenses. Total operating expenses increased to $6.28 million for the three months ended June 30, 2002 from $4.74 million in the same period during 2001. However, as a percentage of net revenue, these expenses decreased to 46.8% in 2002 from 51.5% in 2001 due to leveraging of research and development expense, leveraging of general and administrative expense and to a lesser extent eliminating amortization expense for goodwill. For the six months ended June 30, 2002, total operating expenses increased to $11.99 million from $9.17 million during the six-month period in 2001. However, as a percentage of net revenue, these expenses decreased to 48.2% in 2002 from 52.3% in 2001, again due to the same factors.

Research and development. Research and development expense, as a percentage of net revenue, decreased to 10.3% during the three months ended June 30, 2002 from 13.4% in the same 2001 period, while the absolute dollar amount increased to $1.38 million in 2002 from $1.23 million during 2001. For the six months ended June 30, 2002, research and development expense as a percentage of net revenue decreased to 10.7% from 13.6% in the same period in 2001, while the absolute dollar amount increased from $2.38 million during the 2001 period to $2.67 million during the 2002 period. This increase in the absolute dollar amount during both 2002 periods compared to the same periods in 2001 was principally attributable to higher salary expense from staffing additions and annual salary increases, higher benefit expense from staffing additions and higher test material expense. We continue to focus our development efforts on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation system for deep brain stimulation to address essential tremor and Parkinson's Disease, next generation drug pumps, and clinical trials of our AccuRx. The FDA recently approved our application for a PMA supplement to market an enhanced version of our IPG. The Genesis XP™ will offer substantially more battery capacity than our current Genesis IPG, and therefore should deliver enhanced longevity and/or increased power to treat more complex pain. We expect to launch Genesis XP in the fourth quarter of 2002.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 25.3% during the three months ended June 30, 2002 from 22.6% in the same 2001 period, and the absolute dollar amount increased to $3.39 million in 2002 from $2.08 million during 2001. For the six months ended June 30, 2002, sales and marketing expense as a percentage of net revenue increased to 25.3% from 23.6% in the same period in 2001 and the absolute dollar amount increased from $4.14 million during the 2001 period to $6.29 million during the 2002 period. This increase in the absolute dollar amount during both 2002 periods compared to the same periods in 2001 was principally attributable to higher salary and benefit expense from staffing additions in direct sales, reimbursement and sales support positions, annual salary increases, higher commission expense from increased product sales, and higher sample and promotional expense in support of the Genesis IPG launch.

General and administrative. General and administrative expense, as a percentage of net revenue, decreased to 9.5% during the three months ended June 30, 2002 from 11.3% in the same 2001 period, while the absolute dollar amount increased to $1.28 million in 2002 from $1.04 million during 2001. For the six months ended June 30, 2002, general and administrative expense, as a percentage of net revenue, decreased to 10.4% from 11.2% in the same 2001 period, while the absolute dollar amount increased to $2.58 million in 2002 from $1.96 million during 2001. The increase in the absolute dollar amount during both periods in 2002 compared to 2001 was principally attributable to higher salary expense from staffing additions and annual salary increases, higher employee benefit costs, higher property tax expense and increased legal costs.

Amortization of intangibles. No amortization expense of goodwill was recorded during the three months and six months ended June 30, 2002 due to the adoption of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 on January 1, 2002. For the three months and six months ended June 30, 2001, we recorded $139,000 and $278,000, respectively, of amortization expense for goodwill.

Amortization of other intangibles decreased to $229,000 during the three months ended June 30, 2002 from $243,000 in the same period in 2001, as certain intangible assets were fully amortized. For the six months ended June 30, 2002, amortization of other intangibles increased to $457,000 from $416,000 in 2001 due to additional patent amortization.

Income from operations. Income from operations increased 292.3% to $2.08 million during the three months ended June 30, 2002 from $531,000 during the comparable 2001period. For the six months ended June 30, 2002, income from operations increased 284.8% to $3.32 million from $864,000 during the comparable six-month period in 2001. These enhanced operating results during the 2002 periods compared to 2001 reflect the revenue growth principally attributable to the U.S. launch of the Genesis IPG in January 2002, increased gross profit from the resulting sales growth and gross margin improvements and leveraging of operating expenses discussed above.

Other income (expense). Other income decreased to $143,000 during the three months ended June 30, 2002 from $148,000 during the three months ended June 30, 2001 primarily as a result of lower yields on invested funds due to the overall decline in interest rates from a year ago. For the six months ended June 30, 2002, other income increased to $212,000 from an expense of $198,000 during the same period in 2001 primarily due to expenses of $484,000 in 2001 associated with the acquisition of HDI. With the receipt of the net proceeds of $83.2 million, from our underwritten public offering, we would expect to earn an additional $270,000 to $300,000 in tax-free interest income quarterly in the near term (assuming current tax-free interest rates), until these proceeds are used for different purposes.

Income tax expense. We recorded income tax expense during the three months and six months ended June 30, 2002, of $779,487 and $1,250,936, representing overall effective tax rates of 35.0% and 35.4%, respectively. These effective tax rates during the 2002 periods are higher than the U.S. statutory rate of 34% for corporations due to a provision for state taxes. During the three months and six months ended June 30, 2001, we recorded income tax expense of $310,189 and $303,290, representing overall effective tax rates of 45.7% and 45.6%, respectively. In both periods during 2001, our expense for goodwill was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rates compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the six month period ended June 30, 2001 were not deductible for tax purposes, which also contributed to the higher effective tax rate in 2001.

Liquidity and Capital Resources

At June 30, 2002 our working capital increased to $112.28 million from $24.91 million at December 31, 2001, primarily due to net proceeds of $83.2 million raised in our recently completed public offering. The ratio of current assets to current liabilities was 19.7:1 at June 30, 2002, compared to 4.77:1 at December 31, 2001. Cash, cash equivalents and marketable securities increased to $96.11 million at June 30, 2002 compared to $11.94 million at December 31, 2001.

We increased our investment in inventories to $11.42 million at June 30, 2002, from $9.75 million at December 31, 2001. This increase from year-end 2001 was primarily attributable to additional inventory to support our market launch of the Genesis IPG, including consignment inventory for additional sales agents to whom we provide approximately $30,000 in consignment inventory each.

We spent $675,000 during the six months ended June 30, 2002 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, molds and test equipment for new parts and products we developed, and furniture and data processing equipment for new personnel we have hired. We expect capital expenditures for the remainder of fiscal 2002 to approximate $1.7 million.

We received $640,000 during the six months ended June 30, 2002 from the exercise of 86,837 stock options.

We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current operating needs and capital expenditures for the foreseeable future. We currently have no credit facilities in place. If we decide to acquire complementary businesses, product lines or technologies, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could include utilizing our current cash, bank borrowings, or the issuance of debt or equity securities.

Cash Flows

Net cash provided by operations increased to $1.26 million for the six months ended June 30, 2002 from $802,000 during the same period in 2001, an increase of $462,000. Despite an increase in net income to $2.29 million for the same 2002 period from $362,000 in the 2001 first six months period, an increase of $1.92 million year-over-year, net cash provided from operations increased only $462,000 primarily due to the use of $1.02 million in the 2002 period for changes in components of working capital. Comparatively in the 2001 period, changes in components of working capital provided cash of $440,000. The largest change in a working capital component during 2002 from 2001 was accounts receivable due to the higher revenue growth in 2002 from the Genesis IPG.

Net cash used in investing activities was $874,000 for the six months ended June 30, 2002, as compared to $823,000 for the same period in 2001, an increase of $51,000. During the 2002 six-month period, we used cash of $744,000 for additions to patents, equipment and fixtures and $131,000 of net cash to purchase marketable securities. During the 2001 six-month period, we used cash of $1.51 million for additions to patents, equipment and fixtures but received net cash of $688,000 from maturing certificates of deposit and net sales of marketable securities.

Net cash provided by financing activities was $83.65 million for the six months ended June 30, 2002, as compared to $215,000 for the same period in 2001. The increase of $83.43 million was due, for the most part, to the receipt of $83.2 million in net proceeds from the public offering in the second quarter of 2002.

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

  failure of our Genesis IPG to continue to gain market acceptance would adversely affect our revenue growth and profitability because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability the launch of Genesis and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our overall revenue and profitability growth if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers' compensation programs could limit our ability to market and sell our products if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us other parties may sue us for infringing their intellectual property rights failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval we will be unable to sell our products if we fail to comply with manufacturing regulations our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation we are subject to potential product liability claims and we may not have the insurance or other resources to cover the cost of any successful claim we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time two distributors currently account for a significant percentage of our revenue from our neuromodulation products segment, and several of our competitors currently account for a significant percentage of our revenue from our O.E.M. segment we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business our success will depend on our ability to attract and retain key personnel and scientific staff if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them into our operations in a cost-effective and non-disruptive manner we are subject to additional risks associated with international operations our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business general economic risks
  other risks detailed from time to time in our SEC public filings

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2002, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2002 Annual Meeting of Shareholders ("Annual Meeting") on June 5, 2002 at the Company's corporate offices in Plano, Texas. At the Annual Meeting, the shareholders voted on the election of seven directors for a one-year term, as follows:

	Votes for Nominee	Votes Abstained and Broker Non-Votes

Christopher G. Chavez	6,550,227	1,472,362
Robert C. Eberhart, Ph.D.	7,173,374	849,215
Joseph E. Laptewicz	7,170,174	852,415
A. Ronald Lerner	7,173,065	849,524
Hugh M. Morrison	7,170,374	852,215
Richard D. Nikolaev	7,173,065	849,524
Michael J. Torma, M.D.	7,172,874	849,715

There were present at the Annual Meeting in person or by proxy, shareholders holding 8,022,589 shares, or approximately 87.7% of the eligible voting shares.

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

Exhibit 99.1- Certification of the Chief Executive Officer (4)

Exhibit 99.2- Certification of the Chief Financial Officer (4)

(b)	No reports on Form 8-K on were filed during the three months ended June 30, 2002.

_________________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(4)	Filed herewith

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: August 14, 2002	By: /s/ F. Robert Merrill III
F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 99.1	Certification of the Chief Executive Officer (4)

Exhibit 99.2	Certification of the Chief Financial Officer (4)

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(4)	Filed herewith

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher G. Chavez, Chief Executive Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          2.      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of August 14, 2002.

/s/Christopher G. Chavez Name: Christopher G. Chavez Title: Chief Executive Officer

     Note: The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed as part of the Form 10-Q or as a separate disclosure document.

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. Robert Merrill III, Chief Financial Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          2.      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of August 14, 2002.

/s/F. Robert Merrill III Name: F. Robert Merrill III Title: Chief Financial Officer

     Note: The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed as part of the Form 10-Q or as a separate disclosure document.