Form 10-Q
period 2002-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2002-11-12
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

Incorporated pursuant to the Laws of the State of Texas

Internal Revenue Service — Employer Identification No. 75-1646002

6501 Windcrest Drive, Plano, Texas 75024

(972) 309-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

The total number of shares of the registrant’s Common Stock, $.05 par value, outstanding on November 8, 2002 was 12,178,289.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents

Part I. Financial Information	2

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001 (Audited)	3-4

Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Nine Months Ended September 30, 2002 and 2001	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2002 and 2001	6

Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2001 (Audited) and the Nine Months Ended September 30, 2002 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

Signatures	29

§302 Certification of Chief Executive Officer	30

§302 Certification of Chief Financial Officer	31

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                     September 30, December 31,
Assets                                                    2002          2001
------                                               ------------- -------------

Current assets:
   Cash and cash equivalents                         $  5,756,174  $  9,785,325
   Marketable securities                               92,783,736     2,151,722
   Receivables:
      Trade accounts, less allowance for doubtful
       accounts of $108,264 in 2002
       and $124,111 in 2001                             9,095,487     6,493,772
      Interest and other                                  236,574       235,594
                                                     ------------- -------------
         Total receivables                              9,332,061     6,729,366
                                                     ------------- -------------

   Inventories:
      Raw materials                                     5,747,845     4,685,586
      Work-in-process                                   2,766,062     1,723,419
      Finished goods                                    3,844,400     3,339,840
                                                     ------------- --------------
         Total inventories                             12,358,307     9,748,845
                                                     ------------- --------------

   Deferred income taxes                                1,201,063     1,726,517
   Current income tax receivable                          503,111       678,341
   Prepaid expenses and other current assets              872,248       685,169
                                                     ------------- --------------
         Total current assets                         122,806,700    31,505,285
                                                     ------------- --------------

Equipment and fixtures:
   Furniture and fixtures                               3,882,576     3,400,909
   Machinery and equipment                              9,547,994     8,550,504
   Leasehold improvements                               1,668,421     1,610,810
                                                     ------------- -------------
                                                       15,098,991    13,562,223
   Less accumulated depreciation and amortization       8,050,343     6,353,920
                                                     ------------- -------------
         Net property, plant and equipment              7,048,648     7,208,303
                                                     ------------- -------------

Goodwill, net of accumulated amortization
   of $3,404,427 in 2002 and $3,404,427 in 2001         7,407,237     7,407,237
Patents, net of accumulated amortization
   of $1,336,441 in 2002 and $1,045,106 in 2001         5,213,185     5,368,213
Purchased technology from acquisitions, net
   of accumulated amortization of $2,000,000
   in 2002 and $1,800,000 in 2001                       2,000,000     2,200,000
Trademarks, net of accumulated amortization
   of $937,663 in 2002 and $843,736 in 2001             1,579,564     1,656,264
Other assets, net of accumulated amortization
   of $492,865 in 2002 and $392,033 in 2001               486,908       519,783
                                                     ------------- -------------
                                                     $146,542,242  $ 55,865,085
                                                     ============= =============

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2002 (Unaudited) and December 31, 2001 (Audited)

                                                     September 30,  December 31,
Liabilities and Stockholders' Equity                      2002          2001
------------------------------------                 ------------- -------------

Current liabilities:
   Accounts payable                                  $  1,633,882  $  1,835,037
   Accrued salary and employee benefit costs            1,983,650     1,826,423
   Accrued tax abatement liability                        969,204       969,204
   Customer deposits                                      457,633     1,042,690
   Deferred revenue                                       530,358           ---
   Commissions payable                                    557,703       285,704
   Warranty reserve                                       364,647       383,477
   Other accrued expenses                                 441,230       204,151
   Current maturities of long-term note payable               ---        52,325
                                                     ------------- -------------
         Total current liabilities                      6,938,307     6,599,011
                                                     ------------- -------------

Deferred income taxes                                   2,216,921     2,316,796
Long-term note payable                                        ---       137,397

Commitments and contingencies:

Stockholders' equity:
   Common stock of $.05 par value. Authorized
      25,000,000 shares; issued and outstanding:
      12,151,913 shares in 2002
      and 9,071,868 in 2001                               607,595       453,593
   Additional capital                                 124,863,730    38,670,248
   Retained earnings                                   11,937,010     7,709,290
   Accumulated other comprehensive income (loss),
      net of tax benefit of $10,986
      in 2002 and $10,949 in 2001                         (21,321)      (21,250)
                                                     ------------- -------------

         Total stockholders' equity                   137,387,014    46,811,881

                                                     ------------- -------------
                                                     $146,542,242  $ 55,865,085
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2002 and 2001

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- ------------------------
                                    2002        2001        2002        2001
                                ----------- ----------- ----------- ------------
Net revenue                     $14,327,505 $ 9,899,973 $39,223,522 $27,445,504
Cost of revenue                   4,853,409   4,069,017  14,430,996  11,576,461
                                ----------- ----------- ----------- ------------
         Gross profit             9,474,096   5,830,956  24,792,526  15,869,043
                                ----------- ----------- ----------- ------------

Operating expenses:
   Research and development       1,518,610   1,268,681   4,186,833   3,649,493
   Sales and marketing            3,802,840   2,409,820  10,091,204   6,546,649
   Amortization of goodwill             ---     139,151         ---     417,452
   Amortization of intangibles      229,464     243,612     686,094     659,714
   General and administrative     1,390,308     986,371   3,971,617   2,948,714
                               ------------ ----------- ----------- ------------
                                  6,941,222   5,047,635  18,935,748  14,222,022
                                ----------- ----------- ----------- ------------
         Income from operations   2,532,874     783,321   5,856,778   1,647,021
                                ----------- ----------- ----------- ------------

Other income (expenses):
   Acquisition related costs            ---         ---         ---    (483,766)
   Interest expense                  (2,514)     (5,739)    (10,759)    (22,411)
   Interest and other income        374,991      85,797     595,685     388,078
                                ----------- ----------- ----------- ------------
                                    372,477      80,058     584,926    (118,099)
                                ----------- ----------- ----------- ------------

         Income before income
           taxes                  2,905,351     863,379   6,441,704   1,528,922
Income taxes                        963,048     388,135   2,213,984     691,425
                                ----------- ----------- ----------- ------------
         Net income             $ 1,942,303 $   475,244 $ 4,227,720 $   837,497
                                =========== =========== =========== ============

Net income per share:
                                =========== =========== =========== ============
         Basic                  $      .16  $      .05  $      .40  $      .09
                                =========== =========== =========== ============
         Diluted                $      .15  $      .05  $      .36  $      .08
                                =========== =========== =========== ============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------- -------------
Cash flows from operating activities:
   Net income                                        $  4,227,720  $    837,497
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                     2,382,517     2,489,150
      Increase in inventory reserve                        51,403           ---
      Deferred income taxes                               425,615      (176,131)
      Changes in operating assets and liabilities:
        Receivables                                    (2,602,695)     (249,162)
        Inventories                                    (2,660,865)   (2,111,674)
        Current income tax receivable                     175,230       359,953
        Prepaid expenses and other assets                (231,573)      334,242
        Customer deposits                                (585,057)     (732,335)
        Deferred revenue                                  530,358           ---
        Income taxes payable                            1,674,689       359,632
        Accounts payable                                 (201,155)      186,952
        Accrued expenses                                  647,475        98,070
                                                     ------------- -------------
           Total adjustments                             (394,058)      558,697
                                                     ------------- -------------
           Net cash provided by operating
             activities                                 3,833,662     1,396,194
                                                     ------------- -------------

Cash flows from investing activities:
   Proceeds from certificates of deposits
    with maturities over 90 days                              ---     1,139,000
   Purchases of marketable securities                (110,425,666)   (2,497,518)
   Proceeds from sales of marketable securities        19,793,545     1,903,092
   Additions to patents and intangible assets            (176,997)     (459,632)
   Additions to equipment and fixtures                 (1,536,768)   (1,757,640)
                                                     ------------- -------------
           Net cash used in investing activities      (92,345,886)   (1,672,698)
                                                     ------------- -------------

Cash flows from financing activities:
   Payment of long-term obligations                      (189,722)      (35,442)
   Net proceeds from public offering of common stock   83,175,353           ---
   Exercise of stock options                            1,497,442       271,441
                                                     ------------- -------------
           Net cash provided by financing activities    84,483,073      235,999
                                                     ------------- -------------

Net increase (decrease) in cash and cash equivalents   (4,029,151)      (40,505)
Net cash used by Hi-tronics in December 2000
   (see Note 3)                                               ---      (672,444)
Cash and cash equivalents at beginning of year          9,785,325     9,528,721
                                                     ------------- -------------
Cash and cash equivalents at September 30            $  5,756,174  $  8,815,772
                                                     ============= =============

Supplemental cash flow information is
   presented below:
Income taxes paid                                    $    33,943        690,000
                                                     ============= =============
Interest paid                                        $    10,759         19,270
                                                     ============= =============

Non-cash activity:
Stock issued for patents and intangible assets       $        ---     2,426,662
                                                     ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2001 (Audited) and
the Nine Months Ended September 30, 2002 (Unaudited)

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

   Comprehensive Income

   Compensation expense
     resulting from
     changes to
     Hi-tronics stock
     options
     in December 2000             ---           ---        37,029           ---
   Issuance of shares for
     stock option
     exercises                188,809         9,440       995,474           ---
   Tax benefit from
     employee stock
     option exercise              ---           ---     1,669,405           ---
   Issuance of 119,100
     shares from
     treasury for
     acquisition                  ---           ---     1,498,869           ---
                         ------------- ------------- ------------- -------------
Balance at
December 31, 2001           9,071,868       453,593    38,670,248     7,709,290
   Net income                     ---           ---           ---     4,227,720
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   ---           ---           ---           ---

   Comprehensive Income

   Sale of newly issued
     common stock in
     a public offering,
     net of offering
     costs                  2,875,000       143,750    83,031,603           ---
   Issuance of shares
     for stock option
     exercises                205,045        10,252     1,487,190           ---
   Tax benefit from
     stock option
     exercises                    ---           ---     1,674,689           ---
                         ------------- ------------- ------------- -------------
Balance at
September 30, 2002         12,151,913  $    607,595  $124,863,730  $ 11,937,010
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
                                                     -------------
   Compensation expense
     resulting from
     changes to
     Hi-tronics stock
     options
     in December 2000             ---           ---        37,029
   Issuance of shares for
     stock option
     exercises                    ---           ---     1,004,914
   Tax benefit from
     employee stock
     option exercise              ---           ---     1,669,405
   Issuance of 119,100
     shares from
     treasury for
     acquisition                  ---       927,793     2,426,662
                         ------------- ------------- -------------
Balance at
December 31, 2001             (21,250)          ---    46,811,881
   Net income                     ---           ---     4,227,720
   Adjustment to
     unrealized
     losses on
     marketable
     securities                   (71)          ---           (71)
                                                     -------------
   Comprehensive Income                                 4,227,649
                                                     -------------
   Sale of newly issued
     common stock in
     a public offering,
     net of offering
     costs                        ---           ---    83,175,353
   Issuance of shares
     for stock option
     exercises                    ---           ---     1,497,442
   Tax benefit from
     stock option
     exercises                    ---           ---     1,674,689
                         ------------- ------------- -------------
Balance at
September 30, 2002       $    (21,321) $        ---  $137,387,014
                         ============= ============= =============

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(1)	Business/New Accounting Standards

Advanced Neuromodulation Systems, Inc. (the "Company" or "ANS") designs, develops, manufactures and markets implantable neuromodulation devices used to manage chronic intractable pain and other disorders of the central nervous system. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. ("HDI") subsidiary, which we acquired in January 2001. See Note 3. ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI revenues are derived from sales within the United States.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three months and nine months ended September 30, 2001 was $139,151 and $417,452 respectively. The pro forma impact on net income and net income per share for the three months and nine months ended September 30, 2001, assuming no amortization of goodwill for these periods, compared to the actual results for the three months and nine months ended September 30, 2002 is as follows:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  -----------------------
                                     2002        2001        2002        2001
                                 ----------  ----------  ----------  -----------
 Reported net income             $1,942,303  $  475,244  $4,227,720  $  837,497
 Goodwill amortization                  ---     139,151         ---     417,452
                                 ----------  ----------  ----------  -----------
 Adjusted net income             $1,942,303  $  614,395  $4,227,720  $1,254,949
                                 ==========  ==========  ==========  ===========

 Basic net income per share:
    Reported                     $     .16   $     .05   $     .40   $     .09
    Goodwill amortization              ---         .02         ---         .05
                                 ----------  ----------  ----------  -----------
    Adjusted                     $     .16   $     .07   $     .40   $     .14
                                 ==========  ==========  ==========  ===========
 Diluted net income per share:
    Reported                     $     .15   $     .05   $     .36   $     .08
    Goodwill amortization              ---         .01         ---         .05
                                 ----------  ----------  ----------  -----------
    Adjusted                     $     .15   $     .06   $     .36   $     .13
                                 ==========  ==========  ==========  ===========
(2)	Condensed Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2002 are not necessarily indicative of operations for the full year.

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
Notes to Condensed Consolidated Financial Statements

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

Prior to the Company's acquisition of HDI, HDI's fiscal year ended on November 30. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Consolidated Statement of Stockholders' Equity for the period ended December 31, 2001 and are not reflected in the Consolidated Statements of Income for the nine-month period ended September 30, 2001.

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

The following is a summary of available-for-sale securities at September 30, 2002:

                                               Gross       Gross
                                             Unrealized  Unrealized  Estimated
                                   Cost        Gains       Losses    Fair Value
                               ------------ ----------- ----------- ------------
     FNMA and Federal
       Home Loan Bank notes    $   889,719  $      ---  $   17,553  $   872,166
     Investment grade
       municipal bonds           1,054,195       1,660       7,342    1,048,513
     7 day and 35 day
       AAA municipal
       bond floaters            90,774,447         485         ---   90,774,932
     Real estate
       investment trust             97,682         ---       9,557       88,125
                               ------------ ----------- ----------- ------------
                               $92,816,043  $    2,145  $   34,452  $92,783,736
                               ============ =========== =========== ============
Estimated fair value for the real estate investment trust is determined by the closing price as reported on the New York Stock Exchange at each financial reporting period. In the case of the investment grade municipal bonds, 7-day and 35-day municipal floaters and FNMA and Federal Home Loan Bank notes, the brokerage firms holding such bonds and notes provide the values at each reporting period by utilizing a standard pricing service.

At September 30, 2002, no individual security represented more than 6 percent of the total portfolio or 4 percent of total assets. The Company did not have any investments in derivative financial instruments at September 30, 2002.

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

The Company entered into a sixty-three month lease agreement on its 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the base monthly rental rate is $48,308, subject to certain annual increases as provided for in the lease agreement. The monthly rate was increased to $50,951 in January 2002. The monthly rental rate includes certain operating expenses such as property taxes on the facility, insurance, landscape and maintenance and janitorial services. The Company also has the first right of refusal to acquire the facility. In September 2002, the Company amended its lease agreement to reflect the addition of approximately 9,700 square feet of office space located in the same complex as its 40,000 square foot corporate headquarters. The lease on the additional space expires during August 2004, the same as the corporate headquarters facility. The monthly rate on the additional 9,700 square feet of office space is $11,485.

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

The Company recorded income tax expense during the three months and nine months ended September 30, 2002, of $963,048 and $2,213,984, representing overall effective tax rates of 33.2% and 34.4%, respectively. These effective tax rates during the 2002 periods include a provision for state taxes and also reflect tax-free investment income. During the three months and nine months ended September 30, 2001, the Company recorded income tax expense of $388,135 and $691,425, representing overall effective tax rates of 45.0% and 45.2%, respectively. In the 2001 periods, the Company's expense for goodwill was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rates compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the nine month period ended September 30, 2001 were not deductible for tax purposes, which also contributed to the higher effective tax rate in 2001.

As of December 31, 2001, the Company had a net operating loss carryforward of approximately $1.8 million, which expires in annual amounts through 2022. As a result of the enactment of certain tax law changes during the first quarter, the Company will carry back approximately $1.6 million of net operating losses resulting in a carryforward that consists primarily of net operating losses acquired from HDI. This net operating loss carryforward may be subject to Section 382 of the Internal Revenue Code or other provisions, which may limit the use of the net operating loss carryforward in any tax year.

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
                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                 ----------------------- -----------------------
                                     2002       2001         2002        2001
                                 ----------- ----------- ----------- -----------
  Weighted-average shares
    outstanding (basic shares)    12,093,394  8,932,417   10,455,043   8,915,479
  Effect of dilutive stock
    options                        1,082,705  1,064,141    1,130,980     958,632
                                 ----------- ----------- ----------- -----------
         Diluted shares           13,176,099  9,996,558   11,586,023   9,874,111
                                 =========== =========== =========== ===========
For the three months and nine months ended September 30, 2002 and 2001, the incremental shares used for dilutive income per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2002 and 2001, all stock options were included in the computation of diluted income per share because all exercise prices were less than the average market price of the common shares in each of the respective three-month periods.

(10)	Comprehensive Income

Total comprehensive income for 2001 and for the nine months ended September 30, 2002 is reported in the Condensed Consolidated Statements of Stockholders' Equity. Comprehensive income for the three months and nine months ended September 30, 2002 and 2001 is as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                ----------------------- ------------------------
                                    2002        2001        2002         2001
                                ----------- ----------- ----------- ------------
    Net income                  $1,942,303  $  475,244  $4,227,720  $   837,497
    Other comprehensive income
     (loss)                         (6,822)     20,346         (71)      78,196
    Net loss of Hi-tronics for
     December 2000 (see Note 3)
                                       ---         ---         ---     (347,679)
                                ----------- ----------- ----------- ------------
    Comprehensive income        $1,935,481  $  495,590  $4,227,649  $   568,014
                                ----------- ----------- ----------- ------------
(11)	Segment Information

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

Segment data for the three months ended September 30, 2002 follows:
                             Neuro          HDI      Intercompany  Consolidated
                            Products       O.E.M.    Eliminations     Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $ 11,604,437  $  2,723,068  $        ---  $ 14,327,505
 Intersegment revenues   $        ---  $  1,483,118  $ (1,483,118) $        ---
 Segment income from
   operations            $  1,897,556  $    635,318  $        ---  $  2,532,874
Segment data for the three months ended September 30, 2001 follows:
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

Segment data for the nine months ended September 30, 2002 follows:
                             Neuro          HDI      Intercompany  Consolidated
                            Products       O.E.M.    Eliminations     Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $ 31,422,384  $  7,801,138  $        ---  $ 39,223,522
 Intersegment revenues   $        ---  $  3,953,856  $ (3,953,856) $        ---
 Segment income from
   operations            $  4,299,023  $  1,557,755  $        ---  $  5,856,778
 Segment assets          $142,400,508  $  8,151,841  $ (3,963,807) $146,588,542
Segment data for the nine months ended September 30, 2001 follows:
                             Neuro          HDI      Intercompany  Consolidated
                            Products       O.E.M.    Eliminations     Total
                         ------------- ------------- ------------- -------------
 Revenue from external
   customers             $ 19,962,947  $  7,482,557  $        ---  $ 27,445,504
 Intersegment revenues   $        ---  $  1,800,217  $ (1,800,217) $        ---
 Segment income from
   operations            $    642,963  $  1,004,058  $        ---  $  1,647,021
 Segment assets          $ 47,922,799  $  6,833,753  $ (2,346,520) $ 52,410,032
(12)	Subsequent Event

On November 5, 2002, the Company announced it had agreed to acquire Micronet Medical, Inc. (Micronet), a developer of medical devices based on proprietary micro-lead technology. Under the terms of the transaction, which will be structured as a merger, ANS will acquire only Micronet's proprietary technology and certain associated tangible assets. Micronet's operations, other tangible assets, certain liabilities and certain employees will become part of a separate unaffiliated company. ANS will assume no material debt, liabilities, or overhead in the transaction. Upon closing, which is subject to Micronet shareholder approval and other customary conditions, ANS will pay Micronet shareholders $500,000 in cash and a number of shares of ANS Common Stock with a value of $5,233,000, based on the average trading price for the 30 days preceding closing. In addition, if certain product, regulatory approval and sales milestones are met, ANS could pay Micronet shareholders an additional number of shares of ANS Common Stock with an aggregate value of up to $9 million. Important milestone deadlines occur six, twelve and eighteen months following the closing for product milestone purposes, while other milestones depend on the receipt of regulatory approvals and meeting an aggregate sales milestone. All milestones must be met within the next four to five years, depending on the milestone. The transaction is expected to close by the end of 2002.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Overview

We design, develop, manufacture and market neuromodulation devices that improve the quality of life for people suffering from chronic pain. Neuromodulation devices include implantable neurostimulation devices, which deliver electric current directly to targeted nerves, and implantable drug pumps, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. (HDI) subsidiary, which we acquired in January 2001. See Note 3 to the Condensed Consolidated Financial Statements.

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

In 2000, we completed development of AccuRx®, our constant rate implantable drug pump, in part using proprietary technology we licensed from Implantable Devices Limited Partnership (IDP). We initiated clinical trials of AccuRx under an Investigational Device Exemption (IDE) in the first quarter of 2001, and began selling AccuRx in certain international markets in the second quarter of 2001. On January 2, 2001, we strengthened our position in the neuromodulation market by acquiring the assets of IDP and ESOX Technology Holdings, LLC (ESOX) for 119,100 shares of our common stock valued at approximately $2.43 million. This acquisition provided us with intellectual property surrounding implantable drug pump technologies in all applications, including pain and cancer therapy.

Also, on January 2, 2001, we completed the acquisition of HDI, a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG, as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI's expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). In the quarter ended September 30, 2002, our O.E.M. segment generated $2.72 million, or 19%, of our total revenue. We expect our O.E.M. segment revenue to decrease as a percentage of our total revenue in the future, as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI's research and development capabilities for our own internal product development.

Our current neuromodulation product line includes our Genesis IPG system, Renew RF system and AccuRx constant rate drug pump. With the launch of Genesis, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. Renew is targeted toward the treatment of complex, changing or multi-extremity pain patterns that require higher power levels for treatment, while Genesis is primarily intended to address simpler, more localized pain patterns. Although Renew and Genesis are targeted toward treatment of different chronic pain conditions, the rate of sales growth of Renew has slowed since the launch of Genesis. As pain specialists selected our newer, fully-implantable Genesis system, sales of Renew in the third quarter of 2002 were effectively flat compared to the prior year quarter, and through the nine months ended September 30, 2002, sales of Renew increased modestly compared to the same nine-month period in 2001. Thus, while it is too early to accurately predict future sales trends, management believes it possible that sales of Renew may continue to plateau or even decline modestly, at least in the near term.

In October 2002, we announced that the FDA has approved our PMA supplement to market an enhanced version of Genesis. The Genesis XP™ will offer substantially more battery capacity than our current Genesis IPG, resulting in enhanced longevity and/or additional power to treat more complex pain. We expect to launch Genesis XP during the fourth quarter of 2002.

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

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies involve its more significant judgments and estimates used to prepare its consolidated financial statements.

Revenue Recognition

Revenue from the sale of our neuromodulation products and custom manufactured O.E.M. products is recognized when the goods are shipped to our customers. We record, as a reduction in revenue, a provision for estimated sales returns and allowances on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, revenue could be overstated.

We also design and develop products under fixed price development agreements with third parties. Each development agreement reflects the terms and conditions of the project, including project objectives, product specifications, responsibilities for tasks, licenses and fields of use of intellectual properties, manufacturing rights and compensation, among other terms and conditions. A typical development project will take one to two years to complete and is undertaken in accordance with the FDA's Quality System Regulations, which address design controls and methods, facilities and quality assurance controls used in manufacturing medical devices, and similar international standards. We recognize revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. We follow this method because we can make reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement. Our failure to accurately estimate the resources required or the scope of work to be performed under a development agreement, could negatively impact future profit margins and results of operations.

In certain cases, we will undertake a development project on a cost plus basis. In these cases, we invoice the customer for actual time and material expended on the project at predetermined hourly billing rates and mark-ups.

Bad Debt

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables including the current credit-worthiness of each customer. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances or write-offs may be required.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2002 and 2001

Net income. We reported net income of $1,942,000, or $.15 per diluted share for the three months ended September 30, 2002, compared to net income of $475,000 or $.05 per diluted share in the same 2001 period. For the nine months ended September 30, 2002, we reported net income of $4,228,000, or $.36 per diluted share compared to $837,000 or $.08 per diluted share in the same 2001 period. Financial results for both periods in 2002 reflect the January 2002 U.S. launch of our Genesis IPG system. Results for the nine-month period ended September 30, 2001 reflect an expense of $484,000 for costs associated with our acquisition of HDI in January 2001. We expensed these costs instead of capitalizing them because the acquisition is accounted for under the pooling of interests method. Results for the three-month and nine-month periods in 2001 also reflect amortization expense for goodwill of $139,151 and $417,453, respectively. Financial results for the three months and nine months ended September 30, 2002 contain no similar expense since we eliminated the amortization of goodwill on January 1, 2002 when we adopted the new accounting standards for intangible assets described above. If the amortization expense for goodwill is eliminated from the 2001 periods, pro forma net income and net income per share would be $614,000 and $.06 per diluted share for the three months ended September 30, 2001 and $1,255,000 and $.13 per share for the nine months ended September 30, 2001.

Net revenue. Net revenue increased 44.7% to $14.33 million for the three months ended September 30, 2002, compared to $9.90 million in the comparable 2001 period. Net revenue of our neuromodulation products increased 64.7% to $11.60 million in 2002 from $7.05 million in 2001 due to the U.S. launch of our Genesis IPG system in January 2002. Net revenue from our O.E.M. business decreased marginally to $2.72 million in 2002 from $2.85 million in 2001 as we continue to focus more of HDI's resources on our own research and development projects. For the nine months ended September 30, 2002, net revenue increased 42.9% to $39.22 million from $27.45 million for the nine-month period in 2001 primarily due to the launch of our Genesis IPG system. Net revenue of our neuromodulation products increased 57.4% to $31.42 million for the nine-month period in 2002 from $19.96 million in the same 2001 period. Net revenue from our O.E.M. business increased 4.3% to $7.80 million for the nine-month period in 2002 from $7.48 million in the same 2001 period due to higher third-party development fees.

Gross profit. Gross profit increased 62.5% to $9.47 million during the three months ended September 30, 2002 from $5.83 million in 2001, principally due to the increase in net revenue discussed above. Additionally, gross profit margin increased to 66.1% in 2002, compared to 58.9% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned sales agents, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes. For the nine months ended September 30, 2002, gross profit increased 56.2% to $24.79 million from $15.87 million in the comparable 2001 period, again principally due to the increase in net revenue discussed above. Gross profit margin increased to 63.2% in the nine-month period in 2002 compared to 57.8% in 2001 again due to the same factors. The rate of reimbursement by Medicare, Medicaid, private insurance companies, managed care organizations, and worker's compensation affects our gross profit margins. We recently announced that we were pleased with the final ruling issued in late October 2002 by the Center for Medicare & Medicaid Services (CMS) for the Medicare outpatient prospective payment system (OPPS). We believe that the 2003 reimbursement rates for Medicare hospital outpatient procedures that implant our devices are adequate to cover both the cost of our device and the hospital procedure. While Medicare OPPS reimbursement levels for permanent implants of spinal cord stimulation devices declined modestly, the rates in the final CMS ruling are significantly higher than in the initial CMS proposal and will continue to provide adequate reimbursement for outpatient procedures. Currently, approximately 15% of our revenues are derived from Medicare OPPS procedures. Consequently, we do not anticipate a material adverse effect on our gross profit margins as a result of the 2003 reimbursement rates announced by CMS.

Operating expenses. Total operating expenses increased to $6.94 million for the three months ended September 30, 2002 from $5.05 million in the same period during 2001. However, as a percentage of net revenue, these expenses decreased to 48.5% in 2002 from 51.0% in 2001 due to leveraging of research and development expense, leveraging of general and administrative expense and to a lesser extent eliminating amortization expense for goodwill. For the nine months ended September 30, 2002, total operating expenses increased to $18.94 million from $14.22 million during the nine-month period in 2001. However, as a percentage of net revenue, these expenses decreased to 48.3% in 2002 from 51.8% in 2001, again due to the same factors.

Research and development. Research and development expense, as a percentage of net revenue, decreased to 10.6% during the three months ended September 30, 2002 from 12.8% in the same 2001 period, while the absolute dollar amount increased to $1.52 million in 2002 from $1.27 million during 2001. For the nine months ended September 30, 2002, research and development expense as a percentage of net revenue decreased to 10.7% from 13.3% in the same period in 2001, while the absolute dollar amount increased from $3.65 million during the 2001 period to $4.19 million during the 2002 period. This increase in the absolute dollar amount during both 2002 periods compared to the same periods in 2001 was principally attributable to higher salary expense from staffing additions and annual salary increases, higher benefit expense from staffing additions, higher test material expense and higher expense associated with our clinical trials of AccuRx. We continue to focus our development efforts on further broadening and strengthening our product technology platforms and clinical trials of our AccuRx. As noted above, the FDA recently approved our application for a PMA supplement to market an enhanced version of our IPG called Genesis XP™, which will offer substantially more battery capacity than our current Genesis IPG.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 26.5% during the three months ended September 30, 2002 from 24.3% in the same 2001 period, and the absolute dollar amount increased to $3.80 million in 2002 from $2.41 million during 2001. For the nine months ended September 30, 2002, sales and marketing expense as a percentage of net revenue increased to 25.7% from 23.9% in the same period in 2001 and the absolute dollar amount increased from $6.55 million during the 2001 period to $10.09 million during the 2002 period. This increase in the absolute dollar amount during both 2002 periods compared to the same periods in 2001 was principally attributable to higher salary and benefit expense from staffing additions in direct sales, reimbursement and sales support positions, annual salary increases, higher commission expense from increased product sales, and higher sample and promotional expense in support of the Genesis IPG launch.

General and administrative. General and administrative expense, as a percentage of net revenue, decreased to 9.7% during the three months ended September 30, 2002 from 10.0% in the same 2001 period, while the absolute dollar amount increased to $1.39 million in 2002 from $986,000 during 2001. For the nine months ended September 30, 2002, general and administrative expense, as a percentage of net revenue, decreased to 10.1% from 10.7% in the same 2001 period, while the absolute dollar amount increased to $3.97 million in 2002 from $2.95 million during 2001. The increase in the absolute dollar amount during both periods in 2002 compared to 2001 was principally attributable to higher salary expense from staffing additions and annual salary increases, higher employee benefit costs, higher property tax expense and increased legal costs.

Amortization of intangibles. No amortization expense of goodwill was recorded during the three months and nine months ended September 30, 2002 due to the adoption of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 on January 1, 2002. For the three months and nine months ended September 30, 2001, we recorded $139,000 and $417,000, respectively, of amortization expense for goodwill.

Amortization of other intangibles decreased to $229,000 during the three months ended September 30, 2002 from $244,000 in the same period in 2001, as certain intangible assets were fully amortized. For the nine months ended September 30, 2002, amortization of other intangibles increased to $686,000 from $660,000 in 2001 due to additional patent amortization.

Income from operations. Income from operations increased 223.4% to $2.53 million during the three months ended September 30, 2002 from $783,000 during the comparable 2001 period. For the nine months ended September 30, 2002, income from operations increased 255.6% to $5.86 million from $1.65 million during the comparable nine-month period in 2001. These enhanced operating results during the 2002 periods compared to 2001 reflect the revenue growth principally attributable to the U.S. launch of the Genesis IPG in January 2002, increased gross profit from the resulting sales growth and gross margin improvements and leveraging of operating expenses discussed above.

Other income (expense). Other income increased to $372,000 during the three months ended September 30, 2002 from $80,000 during the three months ended September 30, 2001 primarily as a result of higher interest income due to higher invested funds from $83.2 million of net proceeds received in May 2002 from an underwritten public offering. The funds for the most part are invested in short-term (7 day to 35 day) tax-free bonds with AAA ratings. For the nine months ended September 30, 2002, other income increased to $585,000 from an expense of $118,000 during the same period in 2001 primarily due to expenses of $484,000 in 2001 associated with the acquisition of HDI and a $207,000 increase in interest income due to higher invested funds from the public offering proceeds of $83.2 million received in May 2002.

Income tax expense. We recorded income tax expense during the three months and nine months ended September 30, 2002, of $963,000 and $2,214,000, representing overall effective tax rates of 33.2% and 34.4%, respectively. The effective tax rates during the 2002 periods reflect a provision for state taxes and also reflect tax-free investment income. During the three months and nine months ended September 30, 2001, we recorded income tax expense of $388,000 and $691,000, representing overall effective tax rates of 45.0% and 45.2%, respectively. In both periods during 2001, our expense for goodwill was not deductible for tax purposes, and, when combined with a provision for state taxes, resulted in the higher effective tax rates compared to the U.S. statutory rate for corporations of 34 percent. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI recorded in the nine-month period ended September 30, 2001 were not deductible for tax purposes, which also contributed to the higher effective tax rate in 2001.

Liquidity and Capital Resources

At September 30, 2002 our working capital increased to $115.87 million from $24.91 million at December 31, 2001, primarily due to net proceeds of $83.2 million raised in our recently completed public offering. The ratio of current assets to current liabilities was 17.5:1 at September 30, 2002, compared to 4.77:1 at December 31, 2001. Cash, cash equivalents and marketable securities increased to $98.54 million at September 30, 2002 compared to $11.94 million at December 31, 2001.

We increased our investment in inventories to $12.36 million at September 30, 2002, from $9.75 million at December 31, 2001. This increase from year-end 2001 was primarily attributable to additional inventory to support our market launch of the Genesis IPG, additional inventory of Genesis XP in preparation for its market launch in the fourth quarter of 2002 and additional consignment inventory for sales agents added in 2002.

We spent $1,537,000 during the nine months ended September 30, 2002 for capital expenditures for additional equipment and fixtures. These expenditures consisted primarily of additional tooling, molds and test equipment for new parts and products we developed, and furniture and data processing equipment for new personnel we have hired. We expect capital expenditures for the remainder of fiscal 2002 to approximate $850,000.

We received $1,497,000 during the nine months ended September 30, 2002 from the exercise of 205,045 stock options.

Our current lease on our 40,000 square foot corporate headquarters facility located in Plano, Texas expires in August 2004. In planning for our future needs after our current lease expires, we recently entered into an agreement to acquire approximately 10 acres of land located in Plano, Texas. The aggregate purchase price of the land is approximately $3.18 million and the closing on the property is scheduled for December 2002. We anticipate that a new corporate headquarters facility will be constructed on the land and that the Company would relocate its headquarters to the new facility upon the expiration of its lease in August 2004. While we have not yet determined the method by which we will finance the land purchase and the subsequent construction of the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives including financing the land and facility costs from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction.

On November 5, 2002, we announced we had agreed to acquire Micronet Medical, Inc. (Micronet), a developer of medical devices based on proprietary micro-lead technology. Under the terms of the transaction, which will be structured as a merger, we will acquire only Micronet's proprietary technology and certain associated tangible assets. Micronet's operations, other tangible assets, certain liabilities and certain employees will become part of a separate unaffiliated company. We will assume no material debt, liabilities, or overhead in the transaction. Upon closing, which is subject to Micronet shareholder approval and other customary conditions, we will pay Micronet shareholders $500,000 in cash and a number of shares of our Common Stock with a value of $5,233,000, based on the average trading price for the 30 days preceding closing. In addition, if certain product, regulatory approval and sales milestones are met, we could pay Micronet shareholders an additional number of shares of Common Stock with an aggregate value of up to $9 million. Important milestone deadlines occur six, twelve and eighteen months following the closing for product milestone purposes, while other milestones depend on the receipt of regulatory approvals and meeting an aggregate sales milestone. All milestones must be met within the next four to five years, depending on the milestone. The transaction is expected to close by the end of 2002. Because the merger consideration principally consists of ANS common stock, the acquisition will not require a material amount of cash to complete.

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

Cash Flows

Net cash provided by operations increased to $3.83 million for the nine months ended September 30, 2002 from $1.40 million during the same period in 2001, an increase of $2.43 million, principally due to increased net income in the 2002 period. During the nine-month period in 2002, we used $3.25 million for changes in components of working capital principally for increased accounts receivable, due to higher revenue growth in 2002 from the Genesis IPG, and increased inventory investment to support the Genesis IPG market launch and in preparation for the market launch of Genesis XP in the fourth quarter of 2002. Comparatively in the 2001 period, we used $1.75 million for changes in components of working capital principally due to $2.1 million used for additional investment in inventories.

Net cash used in investing activities was $92.35 million for the nine months ended September 30, 2002, as compared to $1.67 million for the same period in 2001, an increase of $90.68 million. Substantially all of the increase was the result of $90.63 million of net cash used during the nine-month period in 2002 to purchase marketable securities.

Net cash provided by financing activities was $84.48 million for the nine months ended September 30, 2002, as compared to $236,000 for the same period in 2001. The increase of $84.24 million was due, for the most part, to the receipt of $83.2 million in net proceeds from the public offering in the second quarter of 2002. In addition, we received $1.5 million upon the exercise of stock options during the nine-month period in 2002 compared to $271,000 during the same period in 2001.

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

  failure of our Genesis IPG and Genesis XP IPG to continue to gain market acceptance would adversely affect our revenue growth and profitability because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability the launch of Genesis and Genesis XP and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our overall revenue and profitability growth if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers' compensation programs could limit our ability to market and sell our products if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us other parties may sue us for infringing their intellectual property rights failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval we will be unable to sell our products if we fail to comply with manufacturing regulations our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation we are subject to potential product liability claims and we may not have the insurance or other resources to cover the cost of any successful claim we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time two distributors currently account for a significant percentage of our revenue from our neuromodulation products segment, and one of our competitors currently accounts for a significant percentage of our revenue from our O.E.M. segment we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business our success will depend on our ability to attract and retain key personnel and scientific staff if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them into our operations in a cost-effective and non-disruptive manner we are subject to additional risks associated with international operations our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business general economic risks
  other risks detailed from time to time in our SEC public filings

Consequently, if our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2002, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their most recent review, which was completed within 90 days of the filing of this quarterly report, the Company's Disclosure Committee, which is comprised of our Chief Executive Officer, Christopher G. Chavez, Chief Financial Officer, F. Robert Merrill III and General Counsel, Kenneth G. Hawari concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to such officers as is appropriate to allow timely decisions regarding required disclosure, and that these controls and procedures are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b)	Changes in internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses) that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- Bylaws (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2- Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 99.1- Certification of the Chief Executive Officer (4)

Exhibit 99.2- Certification of the Chief Financial Officer (4)

(b)	No reports on Form 8-K on were filed during the three months ended September 30, 2002. A Form 8-K was filed on November 5, 2002 reporting that the Company signed a merger agreement on November 4, 2002 to acquire Micronet Medical, Inc.

---------------------------

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(4)	Filed herewith.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: November 11, 2002	By: /s/ F. Robert Merrill III
F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

§302 Certification of Chief Executive Officer

I, Christopher G. Chavez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Neuromodulation Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ Christopher G. Chavez
Name: Christopher G. Chavez Totel: Chief Executive Officer

§302 Certification of Chief Executive Officer

I, F. Robert Merrill III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Neuromodulation Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ F. Robert Merrill III
Name: F. Robert Merrill III Totel: Chief Financial Officer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 99.1	Certification of the Chief Executive Officer (4)

Exhibit 99.2	Certification of the Chief Financial Officer (4)

_______________________________

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(4)	Filed herewith

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher G. Chavez, Chief Executive Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          2.      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of November 11, 2002.

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

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

     In connection with the Quarterly Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. Robert Merrill III, Chief Financial Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          2.      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of November 11, 2002.

/s/F. Robert Merrill III Name: F. Robert Merrill III Title: Chief Financial Officer

     Note: The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed as part of the Form 10-Q or as a separate disclosure document.