Form 10-K
period 2002-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2003-03-31
CIK 351721

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

Incorporated pursuant to the Laws of the State of Texas

Internal Revenue Service — Employer Identification No. 75-1646002

6501 Windcrest Drive, Plano, Texas 75024

(972) 309-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2002: $349,090,251

Number of shares outstanding of the registrant’s Common Stock as of March 17, 2003: 12,476,795

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on June 4, 2003, are incorporated by reference into Part III.

Advanced Neuromodulation Systems, Inc.

Annual Report

Form 10-K

Year Ended December 31, 2002

PART I

ITEM 1.	BUSINESS

Overview

We design, develop, manufacture and market advanced implantable neuromodulation devices that improve the quality of life for people suffering from chronic pain. Neuromodulation devices include implantable neurostimulation devices, which deliver electric current directly to targeted nerves, and implantable drug pumps, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. Our products utilize innovative technologies that offer advanced programming features, user-friendly interfaces and smaller implanted devices, resulting in greater patient comfort. We are leveraging our neuromodulation product platforms to develop new pain management products and to expand into new applications.

We market our products to physicians who specialize in managing chronic pain. We define chronic pain as pain that persists or recurs for more than six months, is resistant to conservative therapies and significantly restricts a patient's normal activities. There are approximately 3,000 pain management specialists in the U.S., approximately 80% of whom are anesthesiologists and approximately 20% of whom are neurosurgeons or orthopedic surgeons, and the number of pain management specialists is growing steadily.

We currently market three principal product lines: our Renew® radio frequency (RF) system, our Genesis® and GenesisXP™ implantable pulse generator (IPG) systems and our AccuRx® implantable drug pump. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs. Renew's advanced features effectively manage complex and multi-extremity pain patterns and provide pain management specialists with significant programming flexibility. We began selling Genesis in Europe in the first quarter of 2001 and in the U.S. and Australia in January 2002 for treatment of chronic pain of the trunk and limbs. We believe that Genesis offers a superior size-to-function ratio, greater patient comfort, more flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage. Additionally, we recently received approval from the U.S. Food and Drug Administration (FDA) to market an enhanced version of Genesis, the GenesisXP IPG system for treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis resulting in enhanced longevity and/or additional power to treat more complex pain. We began selling AccuRx in certain international markets in the second quarter of 2001 and recently completed all implants in a 109 patient clinical trial we are conducting of AccuRx in the U.S. under an investigational device exemption (IDE) from the FDA. AccuRx is smaller than the other constant rate drug pumps currently on the market, and it incorporates a new polymeric diaphragm technology that makes it more precise under varying conditions than other constant rate drug pumps. We expect to file our pre-market approval (PMA) application for AccuRx with the FDA later in 2003.

Our Hi-tronics Designs, Inc. (HDI) subsidiary, which we acquired in January 2001, designs and manufactures medical devices for us, and for other companies on an O.E.M. (original equipment manufacturer) basis. HDI's core strength is in developing highly-sophisticated electromechanical devices featuring electronic circuits with very low power requirements. We acquired HDI to leverage its expertise in development and manufacturing and benefit from its technology platforms.

The Neuromodulation Market Opportunity

When treating patients suffering from chronic pain, pain management specialists can select from several therapy options, ranging from the least invasive and lowest-cost therapies to the most aggressive and expensive therapies. Initially, patients typically try over-the-counter medications and physical therapy. If these therapies fail, patients generally try some combination of prescription medications, TENS therapy (application of electrical impulses to the skin), psychological therapy and nerve blocks (injections that provide temporary pain relief). If these therapies do not succeed in relieving pain, patients may then try narcotic and opioid drugs, neurolysis (destruction of the affected nerve) and thermal procedures. At some point during their course of treatment, patients may use neuromodulation products or undergo more invasive surgical procedures.

Patients who opt for neurostimulation or drug pumps to treat chronic pain typically range in age from 25 to 55, have suffered back or neck injuries or otherwise suffer from degenerative spine conditions, and are in constant pain that has not been alleviated by other therapies, including back surgeries. A growing number of patients are choosing neuromodulation over prolonged systemic use of narcotic or opioid drugs, which have negative side effects, or back surgeries involving vertebral fusion or nerve destruction, which are irreversible and often unsuccessful.

The use of neuromodulation devices to manage chronic pain is growing rapidly. According to an independent study, spinal cord stimulation products were forecasted to account for $293.2 million in revenues in 2002 in the United States, up from $239.8 million in 2001. Total neurostimulation revenues for all currently approved indications in the U.S. (including deep brain stimulation, sacral nerve stimulation and other applications) were forecasted to account for $435.7 million in 2002, up from $337.1 million, according to the same study. A separate study reported that in 2001, worldwide sales of drug pumps were approximately $230 million.

The primary factors driving this growth include the following:

  Increased physician and patient awareness of the benefits of neuromodulation. Neuromodulation can manage pain effectively, is minimally invasive, has few side effects and is generally reversible. As physicians and their patients are becoming more aware of these benefits and more accepting of this treatment option, neuromodulation is being used earlier in the process of managing chronic pain. Consequently, the number of pain management specialists worldwide who understand and are trained to use neuromodulation products and techniques is growing steadily.
  Expanded indications for the use of neuromodulation products. Neuromodulation products have demonstrated success in the treatment of indications outside of chronic pain. The recent approval by other companies of the use of these products to address new indications, including essential tremor, Parkinson's Disease, and incontinence, as well as future approvals to treat angina and severe headaches, should expand the neuromodulation market.
  Technological advances in neuromodulation products. Advances in technology have decreased the size of neuromodulation devices, increased the longevity of their power sources and enhanced programmability and other functional components of the devices, leading to better results for patients.
  Patients' increased focus on quality of life. In the past, chronic pain sufferers were often resigned to long-term use of pain-killing drugs, often bedridden and unable to maintain a normal lifestyle. Today, many chronic pain patients hope to resume an active lifestyle following an injury or illness, and thus more likely to consider and accept neuromodulation therapy.

Our Strategy

Our objective is to be a leading provider of a full range of innovative neuromodulation devices for the management of chronic pain and nervous system disorders. To achieve this objective, we are pursuing the following business strategies:

  Expand our presence in the chronic pain market. Through the recent launches of our IPG systems, we have entered a market that is estimated to be four times larger than the RF market, and thus significantly expanded our potential market opportunity. We intend to increase our penetration of the chronic pain market by enhancing our sales and marketing resources. We also intend to leverage our relationships with pain management specialists as well as our favorable track record with our RF systems to grow our market share in the IPG portion of the neurostimulation market and to further strengthen our position in the RF portion of this market.
  Pursue regulatory approvals for new treatment indications. We believe our neurostimulation technology platforms have broad applicability for multiple treatment indications beyond chronic pain conditions. We will pursue regulatory approvals for new clinical applications to treat disorders affecting large patient populations, including essential tremor, Parkinson's Disease, pelvic pain and severe headaches, where neuromodulation has demonstrated success.
  Continue to build and expand our technology leadership. We have focused on building a corporate infrastructure and core competency in research and development, manufacturing, sales and marketing, reimbursement and regulatory affairs to provide our customers with the highest quality products and services. We believe this strategy will enable us to expand our existing product platforms into new applications and product offerings. We will continue to invest significant resources in the development of our infrastructure and technology platforms to maintain our reputation as a leader in the neuromodulation market.
  Evaluate and pursue acquisitions and strategic alliances. We will pursue acquisitions and strategic alliances that complement our existing neuromodulation business, products and technology platforms and that enhance our product development, technological and marketing capabilities.

Our Products

Within the neuromodulation market, there are two main categories of treatment: neurostimulation, in which an implanted device delivers electrical current directly to targeted nerve sites, and implantable drug pumps, in which an implanted pump delivers drugs directly to a targeted site. We currently market products in both of these treatment categories.

Neurostimulation Therapy Overview

Neurostimulation involves delivering small, mild electrical pulses to the spinal cord or peripheral nerves to inhibit or block the sensation of pain. This stimulation of nerves at or near the site where pain is perceived masks the sensation of pain by generating a tingling sensation or "paresthesia." Neurostimulation is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders.

A neurostimulation system typically consists of a pulse generator that produces electrical current, and an external or internal power source. The pulse generator is generally implanted under the patient's skin in the abdominal area. Leads, which are catheters that contain electrodes and connecting wires, extend from the pulse generator to the targeted therapy site in the epidural space along the spinal cord. The electrodes are centered on the therapy site and deliver electrical current from the pulse generator to the prescribed area. An external programmer allows the physician and patient to adjust the electrical current to the electrodes to optimize the therapeutic effect.

Implant procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. In most cases, a patient will receive a trial device for a period of up to two weeks. Based on our experience, more than 70% of patients who undergo a trial procedure elect to receive a permanent implant. Implant procedures cost between $30,000 and $50,000, including the cost of the system. The cost of the system generally ranges from $10,000 to $20,000, depending on whether an RF or IPG system is used, the components utilized and the sophistication of the system selected.

Clinical results demonstrate that the majority of patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization. We believe these benefits translate into an overall reduction in healthcare costs as well as a significant improvement in the patient's quality of life.

Our Neurostimulation Products

We currently have two neurostimulation product platforms that we market worldwide: our Renew RF system, which uses an external power source, and our family of totally implantable IPG systems, Genesis and GenesisXP.

Renew

Renew is the latest generation system in our RF stimulation product line and is the leading technology in the RF stimulation market. We introduced Renew in the U.S. during June 1999 and began selling it in international markets during 2000. The Renew system consists of an implanted RF receiver/pulse generator and leads, and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient's skin with adhesive tape. Because Renew has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment.

Genesis

In late 2000, we received regulatory approvals to begin selling our Genesis IPG system in certain international markets, and we commenced sales during the first quarter of 2001. On November 21, 2001, we received FDA approval of Genesis for treatment of chronic pain of the trunk and limbs, and we launched Genesis in the U.S. in January 2002. Additionally, we recently received approval from the FDA to market an enhanced version of Genesis, the GenesisXP IPG system for the treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis, resulting in enhanced longevity and/or additional power to treat more complex pain. As a result, we now participate in the largest part of the implantable neurostimulation market, as approximately 80% of neurostimulation implantation procedures performed involve IPG systems and the remainder involve RF systems.

Like other IPGs, Genesis is totally implanted and contains a power source with a life of two to five years, depending on stimulation parameters. Generally, simple, localized pain sufferers require less power output than complex, multi-site pain sufferers. These patients and their physicians will usually select an IPG in order to benefit from the convenience of a totally implantable system.

Our Neurostimulation Technologies

Although our Renew and Genesis systems differ in certain significant respects, they share similar technology platforms and benefits, including:

  Greatest number of electrodes. Our Renew system is the only product on the market that can accommodate up to 16 electrodes. In addition, our IPG systems not only allow the use of two quadrapolar, or 4-electrode, leads, but also allow the use of one octapolar, or 8-electrode, lead. A greater number of electrodes results in more comprehensive coverage along the spine, and provides physicians with increased flexibility in accommodating a patient's changing pain patterns. This advantage may also enable a physician to address the problem of lead "migration", or lead movement along the spine after implant, noninvasively by reprogramming the patient's stimulation, rather than using an invasive procedure to revise the placement of the lead. We estimate that lead migration occurs in 10% to 15% of cases.
  Advanced programmability. Our technologies allow physicians to program the system for rapid and sequential delivery of multiple stimulation programs to cover large, complex pain patterns. Additionally, our systems enable a large number of program choices that allow patients to select a number of different stimulation programs to optimize treatment as pain patterns change. We have also developed PainDoc®, a Windows-based proprietary computerized support system that serves as a programming tool for Renew, Genesis and GenesisXP.
  Innovative and patented technology. Our neurostimulation devices offer our advanced patented technology, which allows programmability of each individual electrode to a "tri-state" position, either positive, negative or neutral. This provides added flexibility in directing the flow of stimulation and is a valuable tool in addressing lead migration.
  Reduced size of implanted device. Our Renew receiver, our Genesis IPG and GenesisXP offer smaller "size-to-power" ratios than comparable products currently on the market, which results in enhanced patient comfort.
  Ease of lead implantation. Our leads are designed for ease of implantation, which makes the procedure easier for physicians to perform and reduces the time required to complete the procedure.
  User-friendly interface. Our neurostimulation devices have easy-to-use controls and interactive displays that include a stimulation diagram for quick visual confirmation of stimulation coverage.

The following table summarizes some of the key features of the Renew and Genesis systems:

       PRODUCT FEATURES                   RENEW                        GENESIS
----------------------------- ----------------------------- ------------------------------
Implanted Elements            receiver/pulse generator,     Pulse generator/power
                              leads                         supply, leads

External Elements             programmer,                   Programmer
                              transmitter/power supply,
                              antenna

Battery                       external, rechargeable and    internal with 2-5 year life,
                              replaceable                   depending on program
                                                            settings and system use

Programming Control           Up to 24 programs, plus       Up to 24 programs
                              some patient control

Lead and Electrode Capacity   1 to 4 leads utilizing up     1 or 2 leads utilizing up to
                              to 16 electrodes              8 electrodes

Our Implantable Drug Pump Product - AccuRx

Implantable drug pumps deliver precise doses of medication directly to a targeted site. This direct drug delivery creates a higher drug concentration at the site, which can often provide faster relief with much lower quantities of medication. For example, the difference in intraspinal versus oral morphine dosage is approximately 1:300. These lower dosages help to minimize side effects, and are more economical for the patient and the third-party reimbursement system. Today, implantable drug pumps are used for the delivery of morphine for the treatment of pain (such as cancer or arthritis pain), baclofen for spasticity and other movement disorders, and for the intra-arterial delivery of various drugs for chemotherapy.

Implantable drug pumps consist of the pump and a catheter. The pump contains a reservoir that holds the drug and regulates the drug's delivery rate. The pump is implanted under the skin in the abdominal area and is connected to the catheter, which is tunneled under the skin into either the epidural or intrathecal space of the spinal column. Implantation procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. The pump is refilled by placing a needle through the skin into an access port on the pump and injecting the drug into the reservoir.

Currently, there are two basic types of implantable drug pumps - constant rate and programmable. Constant rate pumps provide drug infusion at a single, continuous flow rate that cannot be changed once the pump has been implanted in the patient. Programmable pumps allow the rate of drug delivery to be non-invasively changed to meet the patient's needs. According to an industry report, in 2001, worldwide sales of programmable drug pumps were approximately $207 million, as compared with worldwide sales of constant rate drug pumps of $23 million.

We currently offer one drug pump product, our AccuRx constant rate drug pump. We received regulatory approvals to distribute AccuRx in certain international markets for the delivery of morphine and began selling AccuRx in those markets in the second quarter of fiscal 2001. We also received an IDE from the FDA to initiate clinical trials in the U.S. for the delivery of morphine. The clinical trials included 15 sites and 109 patients, all of whom have now been implanted with AccuRx systems. These trials will provide data to support our PMA for U.S. market introduction. We expect to file our PMA application with the FDA later in 2003.

AccuRx is currently the only constant rate drug pump that is powered by our proprietary polymeric diaphragm, rather than by pressurized gas in a chamber surrounding the drug reservoir. The advantages of this design are that our pump is more precise under varying conditions (because its operation is not affected by changes in the body's temperature or pressure), simpler to manufacture, smaller than other drug pumps on the market and can hold more drug for its size than competing products.

Financial Segments

We operate in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The HDI O.E.M. segment provides contract development and O.E.M. manufacturing of electro-mechanical devices. See Note 12 to the Consolidated Financial Statements for segment financial data for the years ended December 31, 2002, 2001 and 2000.

Sales and Marketing

General

We target our sales and marketing efforts at pain management specialists, which include anesthesiologists, neurosurgeons and orthopedic surgeons. Because most pain management specialists implant both RF and IPG devices, as well as drug pumps, we expect to leverage our relationships and experience with pain management specialists and track record with our RF systems to establish our position in the IPG portion of the neurostimulation market. Additionally, by rounding out our product offerings with our IPG systems, we are now able to target physicians who have historically implanted only IPGs.

In 2002, we derived 92% of our net revenues for neuromodulation products from domestic sales and approximately 8% from international sales.

U.S.

With our March 2003 acquisition of Sun Medical's pain management business, we have expanded our domestic sales force. In the domestic market, we currently use a hybrid sales force, which now consists of 25 direct sales people (including 10 people we hired from Sun Medical), 15 people employed by 2 independent distributors, and 48 commissioned sales agents. We typically have contracts with all of our distributors and sales agents that provide for exclusive territories and sales quotas.

Our independent distributors cover defined geographic territories, focus predominantly on the chronic pain market and devote the majority of their selling efforts to our products. We sell our products to our distributors at a discount from our list prices, and, in turn, the distributors sell the products, invoice their customers and collect their receivables.

Our sales agents cover defined geographic territories and focus predominantly on the pain management market. Many of our sales agents sell our products as their flagship product line. We pay our sales agents commissions at contractual rates, and we invoice and collect revenues from end users.

We also employ seven regional sales managers who interact with our customers and oversee our independent distributors, commissioned sales agents and direct sales people, a Director of North American Sales and a Vice President of North American Sales, who both coordinate the sales efforts of our distribution network in North America.

Our domestic marketing programs include:

  medical marketing programs intended to educate physicians and their staffs about our products and their use;
  surgical training programs offered to physicians interested in improving their surgical techniques;
  education materials, such as brochures and videos, to educate patients and physicians;
  reimbursement assistance, with the help of outside consultants, to assist physicians in obtaining appropriate reimbursement for our products and their services;
  consulting relationships with opinion leaders who provide us feedback about our current and future products, diagnostic and treatment trends and other areas of interest;
  web site marketing focused on educating both physicians and patients about our product alternatives, reimbursement for our procedures and our company;
  medical journal advertisements; and
  involvement in medical device societies and conferences.

International

Internationally, we market our products through 18 independent distributors who represent us in 22 countries. We are represented by direct salespersons employed by us in Germany. Our Director of International Operations, who is based in the United Kingdom, manages our international distribution network. We are in the process of training and signing independent distributors to market our products in additional countries.

Customer Service

Our sales representatives are responsible for training physicians and nurses on programming and trouble-shooting any problems with our RF and IPG systems. Both the RF and IPG systems have up to 24 different program settings, which can be programmed and saved into memory. Therefore, significant training of physicians and nurses is required for new users of our product. We typically provide a warranty against defects in workmanship and materials for one year from the date of sale of our products to end-users.

Major Customers

During 2002, 2001 and 2000, we had one major customer that accounted for 10% or more of our net revenue from our Neuro Products segment. Sun Medical, Inc., a specialty distributor, accounted for $6.3 million, or 13.5% of our Neuro Products segment revenue for the year ended December 31, 2002, $4.2 million, or 15% of our Neuro Products segment revenue for the year ended December 31, 2001 and $3.2 million, or 14% of our Neuro Products segment revenue for the year ended December 31, 2000. In March 2003, we acquired Sun Medical's pain management business and hired substantially all of the salespeople who had accounted for those sales. See Note 13 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2002, we had two major customers that accounted for $9.52 million, or 89.3% of net revenue from our O.E.M. segment. Medtronic, Inc., our most significant competitor, accounted for $6.74 million, or 63.2% and Arrow International, Inc. accounted for $2.78 million, or 26.1%. During the year ended December 31, 2001, we had three major customers that accounted for 10% or more of net revenue from our O.E.M. segment: Medtronic, Inc. accounted for $6.3 million, or 60%; Arrow International, Inc. accounted for $1.8 million or 17%; and Transneuronix, Inc. accounted for $1.1 million or 11%. For the year ended December 31, 2000, we had three major customers that accounted for 10% or more of net revenue from our O.E.M. segment: Medtronic, Inc. accounted for $4.3 million, or 49%; Exogen accounted for $2.1 million, or 24%; and Cyberonics, Inc. accounted for $1.5 million, or 17%.

Research and Development

We currently have an in-house research and development staff of 55 people. In 2002, we spent $5.84 million (10.2% of total net revenue) on research and development, and we expect to increase our investment in research and development and clinical trials for 2003 to approximately $7.9 million.

Our current research and development efforts include work on the following:

  An IPG stimulation system to address occipital headaches (frequent severe headaches that begin in the back of the head and migrate forward). During the first quarter of 2001, we initiated a pilot clinical study in the U.S., which consisted of 10 patients at 2 sites, to evaluate the efficacy of Genesis for treating occipital headaches. We completed the pilot study during the second quarter of 2002, and the data will be used to determine the parameters for a larger pivotal clinical study to support a PMA application for Genesis to treat occipital headaches. There are approximately one million patients in the U.S. alone who suffer from occipital headaches.
  IPG stimulation systems for deep brain stimulation to address essential tremor, Parkinson's Disease and other indications.
  New applications of our neurostimulation systems to address angina, peripheral vascular disease and sacral nerve stimulation for pelvic pain and incontinence.
  Next-generation IPG and RF neurostimulation systems.
  Next-generation drug pumps, including a prototype programmable pump that will take several years to develop, and new applications for drug pumps.
  Clinical trials that we expect to initiate on several of our new products upon IDE approval from the FDA.

Hi-tronics Designs, Inc.

Our HDI subsidiary developed and is the manufacturer of our Genesis IPG and GenesisXP IPG, and is also the manufacturer of the transmitter used with Renew. HDI's core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe this expertise will allow us to develop more sophisticated products in less time.

As an O.E.M. manufacturer, HDI has developed and introduced more than 60 medical devices for leading medical device companies in the fields of cardiology, neurology and orthopedics. Through HDI, we offer our customers complete development and manufacturing services, beginning with product definition and design and continuing through validation, prototyping, regulatory approval and manufacturing. In 2002, our O.E.M. operations accounted for 18.6% of our consolidated revenues. We expect this percentage to continue to decrease as our neuromodulation sales continue to grow and as we continue to utilize more of HDI's manufacturing and development capabilities for our own needs.

Manufacturing

We operate two manufacturing facilities: one in Plano, Texas and the other in Hackettstown, New Jersey. We assemble and package the majority of our neurostimulation devices and implantable drug pumps at our Plano facility. We also manufacture a variety of medical devices and products on an O.E.M. basis in our Hackettstown facility.

Our manufacturing processes largely consist of the assembly of standard and custom components that we purchase from third-party subcontractors, functional testing to ensure adherence to specifications and inspection of completed products, and the manufacture of our own leads and drug pumps. Our implantable devices are assembled and sterilized in a "clean room" environment designed and maintained to reduce product exposure to particulate matter.

We rely on third-party suppliers for most of our products' components and on single suppliers for several critical components used in our main products, including the computer chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG systems and the medical-grade polyurethane (bionate) that we and our competitors use in our products. We have been notified by the supplier of the computer chip used in the receiver of our RF system that it will cease manufacturing and supplying the computer chip in the future, but to date it has not determined when this will occur. This supplier has agreed to allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new product design that uses an alternative computer chip.

We currently have sufficient manufacturing capacity to support our business plan until we construct and relocate to our new corporate headquarter facility in mid-2004. See Item 2 "Facilities". We have no backlog.

Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks and agreements to protect our intellectual property. We currently own or hold exclusive field of use licenses to 26 U.S. and 7 foreign patents relating to our stimulation systems' electrode, receiver, transmitter and programmer technology and our fully-implantable drug pump technology. These and other co-owned and non-exclusively licensed patents cover important aspects of both our RF and IPG stimulation systems for a wide range of current and future applications. We currently have 35 pending U.S. patent applications assigned to us, and 18 pending foreign patent applications. Among other things, these pending patent applications cover new stimulation lead technology, implant accessories, improved connector mechanisms and implantable drug delivery technology.

We have developed technical knowledge, which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with each of our key employees prohibiting such employees from disclosing any of our confidential information or trade secrets or engaging in any competitive business (as defined in the agreements) while the employee is working for us and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to our business will be assigned to us and become our sole property.

We own a number of U.S. trademark registrations, including AccuRx®, Advanced Neuromodulation Systems®, ANS & Design®, PainDoc®, Renew®, and Genesis®. U.S. trademark applications are pending for various trademarks that we believe have value (or will have value) in the marketplace, including Life Gets Better™. We also own trademark registrations and applications in countries outside of the U.S.

Competition

We are a small company competing in a large and rapidly growing market. We believe that the principal competitive factors in the neuromodulation market are the quality, performance, cost-effectiveness, ease of use, customer service and technical innovation of neuromodulation devices and the existence and benefits of cost-effective alternative therapies.

Our only significant competitor at this time in the neurostimulation portion of the market is Medtronic, one of the world's largest medical device companies, which has substantially greater resources and marketing power than we do. The neuromodulation market is one of Medtronic's fastest growing segments. Competitive pressures could increase in the future as Medtronic attempts to secure and grow its position in the neuromodulation market. In the constant rate drug pump portion of the market, our principal competitors are Medtronic and Johnson & Johnson.

We believe the neuromodulation market is a high growth-potential market and that other companies are attempting and will attempt in the future to bring new products or therapies into this market. Barriers to entry by new competitors are high, due to a long and expensive product development and regulatory approval process and the intellectual property and patent positions existing in the market. However, other medical device companies may be able to enter the neuromodulation market by leveraging their existing technologies into neuromodulation platforms, thereby decreasing the time and resources required to enter the market. For example, we are aware that Advanced Bionics, Inc., a privately-held California-based company that currently manufactures and markets a cochlear implant, is developing and may be testing an IPG system for the treatment of chronic pain.

Government Regulation

In the U.S., we are subject to regulation by numerous governmental authorities, principally the FDA. The research and development, manufacturing, promotion, marketing and distribution of our products in the U.S. are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the FDC Act and Regulations). We are subject to inspection by the FDA for compliance with the procedures set forth in the FDC Act and Regulations. Both of our manufacturing operations are required to comply with the FDA's Quality System Regulations, commonly referred to as QSR. QSR addresses design controls and methods, facilities and quality assurance controls used in manufacturing medical devices.

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, rescission of marketing permits, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The FDA last inspected our Plano facility in March 2003 and our Budd Lake and Hackettstown facilities in July 2002, and no Inspectional Observations were found at any of these locations.

The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Under the FDA's requirements, a new medical device cannot be released for commercial use until a PMA application has been filed with the FDA and the FDA has approved the device's release. If a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time than a PMA. Either a 510(k) or a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed, and FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of our currently marketed products, with the exception of our Genesis and GenesisXP IPGs, have been the subject of successful 510(k) submissions, we believe that because the products we are currently developing are more innovative, some of these products will require us to undertake the lengthier and more costly PMA submission process.

On October 26, 2002, President Bush signed The Medical Device User Fee and Modernization Act of 2002 (MDUFMA), amending the Federal Food, Drug, and Cosmetic Act.

Under MDUFMA, we and other medical device manufacturers with gross sales or receipts of $30 million or more will be required to pay a user fee to the FDA for PMA and 510(k) reviews. According to the FDA, the user fees provided by MDUFMA, and the additional appropriations that go with the new law, are intended to ensure that safe and effective medical treatments will reach patients more rapidly, provide greater certainty that manufacturers will receive timely, high quality reviews, and provide resources to ensure that devices marketed in the United States continue to meet high standards for safety and effectiveness. The fee for PMA applications is $154,000 and the fee for 510(k) applications is $2,187. Fees for supplements range from $11,088 to $154,000, depending on the type of supplement. The FDA will adjust these fees each year to account for inflation, changes in workloads, and other factors. The FDA will announce the new fees for the next fiscal year in a Federal Register notice by August 1 of each year. Although MDUFMA requires that a fee must be paid for each premarket application, premarket report, supplement or 510(k) submitted on or after October 1, 2002, under the provisions of the new legislation, before the FDA can begin collecting fees, Congress must also pass an appropriation act providing for the new medical device fees. The FDA must also develop systems to collect, safeguard, process, and account for fees. For these reasons, the FDA has not yet commenced collecting these fees. While we do not anticipate that compliance with MDUFMA will have a material adverse effect on our financial results, MDUFMA will increase the cost of regulatory compliance.

Medical device laws are also in effect in many of the countries outside the U.S. in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our products to simpler requests for product data or certifications. The number and scope of these requirements are increasing and, as we expand our business into new jurisdictions, we will be subject to additional laws. In June 1998, the European Union Medical Device Directive became effective, and all medical devices sold in Europe must now meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the Notified Body in Europe. The Medical Device Directive and the ISO 13485 standard are recognized international quality standards that are designed to ensure that companies develop and manufacture quality medical devices. Our Plano facility was audited in November 2002, and our Budd Lake and Hackettstown facilities were audited in April 2002, for compliance with the Medical Device Directive and ISO 13485, and all three facilities are certified to these standards.

The financial arrangements through which we market, sell and distribute our products are subject to federal and state laws and regulations in the U.S. with respect to patients who are Medicare or Medicaid beneficiaries. These laws include "fraud and abuse" and physician anti-referral laws and regulations. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include all patients, as opposed to just Medicare and Medicaid beneficiaries. Additionally, our financial arrangements with our customers may be subject to increasing regulation in the future, due to proposed health reform initiatives. Although we do not believe that we will need to undertake any significant expense or modification to our manufacturing operations or the conduct of our business to comply with current or proposed federal or state fraud and abuse or physician anti-referral laws or regulations, if we do not comply with any such laws or regulations, our business practices could be adversely affected, and we may also be affected in other respects not presently foreseeable that could have an adverse impact on our business, financial condition and results of operations.

Third-Party Reimbursement

Hospitals and ambulatory surgery centers are the primary purchasers of neuromodulation products. These primary purchasers then bill various third-party payors for the neuromodulation products and procedures they provide to their patients. In the U.S., these third-party payors include Medicare and Medicaid, private insurance companies and managed care organizations, and workers' compensation programs. Third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products, and coverages and reimbursement levels for neuromodulation products vary among these three primary purchasing groups and the healthcare setting in which physicians perform procedures, and change from year to year.

Internationally, reimbursement levels and coverages for neuromodulation products vary significantly among the countries in which we do business due to the wide variety of health care payment systems in these countries, which include both government-sponsored health care and private insurance.

We currently employ seven individuals within our sales and marketing department who work solely on issues related to third-party reimbursement. The responsibilities of these employees include assisting and training physician practices and medical facility staffs in obtaining pre-authorization and confirmation of amount of reimbursement for our products, working with third-party payors as they periodically evaluate reimbursement coverages and levels, and communicating updates on reimbursement information to our sales force.

Employees

As of February 27, 2003, we employed 291 full-time employees, including 55 in research and development, 59 in sales and marketing (including support personnel), 152 in manufacturing and related operations, and the remainder in executive and administrative positions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Website and Availability of SEC Reports.

Our website is located at www.ans-medical.com. We post our most recent annual report on Form 10-K and quarterly reports on Form 10-Q filed subsequent to our most recent annual report on Form 10-K on our website under the heading Investors/Financial Information, and make our current reports on Form 8-K and other SEC filings available through our website by way of a link to www.freeedgar.com under the heading "Click here for additional financial information." We have began posting our current reports on Form 8-K on our website when we electronically file them with the SEC.

ITEM 2.	FACILITIES

We entered a 63-month lease agreement, which became effective on June 1, 1999, for our 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas. In September 2002, we amended our lease agreement to add approximately 9,700 square feet of office space located in the same complex as our 40,000 square foot corporate headquarters. The lease on the additional space expires during August 2004, the same as the corporate headquarters facility. We have two five-year renewal options on the facilities.

Because we expect our business to continue to grow at rates that will demand added office and facility space, we acquired approximately 10 acres of land in December 2002 for approximately $3.19 million. The land is located in Plano, Texas near our current corporate headquarters. We intend to build a new corporate headquarters facility on the land and relocate to the new facility upon the expiration of our lease in August 2004. We are designing the new facility to accommodate planned growth within a five-year horizon and anticipate that the facility once constructed, will be 140,000 to 150,000 square feet and will cost between $16 million and $17 million.

We also lease facilities in New Jersey as a result of our acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey, is 10,348 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. We renewed the lease in March 2002 and the lease now expires on February 28, 2004. Our Budd Lake lease contains no renewal option. We also lease 18,582 square feet of space in Hackettstown, New Jersey used for our O.E.M. manufacturing operations. We renewed the Hackettstown lease on December 31, 2002 and the lease now expires on December 31, 2005 and is renewable for one additional three-year period.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to product liability claims and other ordinary routine litigation claims arising in the ordinary course of business related to our neurostimulation devices. Our product liability insurers have assumed responsibility for defending us against product liability claims, subject to reservation of rights in certain cases. Historically, product liability claims for our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets.

Except for ordinary course product liability claims and other ordinary routine litigation incidental to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol "ANSI." On March 17, 2003, there were approximately 578 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

  2001:                                      High            Low
                                         -------------- --------------
  First Quarter                          $   26.88      $   11.00
  Second Quarter                         $   26.00      $   10.63
  Third Quarter                          $   25.85      $   19.00
  Fourth Quarter                         $   35.55      $   20.02

  2002:                                      High            Low
                                         -------------- --------------

  First Quarter                          $   36.20      $   28.52
  Second Quarter                         $   33.80      $   28.50
  Third Quarter                          $   36.92      $   24.92
  Fourth Quarter                         $   37.73      $   28.51

  2003:                                      High            Low
                                         -------------- --------------

  First Quarter
  (through March 17, 2003)               $   38.84      $   34.16

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

Listed below is summary information on the Company's stock option plans as of December 31, 2002:

                        Equity Compensation Plan Information

                                                            Number of securities
                                                            remaining available
                         Number of                          for future issuance
                      securities to be                         under equity
                       issued upon       Weighted-average      compensation
                      exercise of out-   exercise price of   plans (excluding)
                     standing options,  outstanding options securities reflected
   Plan category    warrants and rights warrants and rights   in column (a)
------------------- ------------------- ------------------- --------------------
Equity compensation
plans approved by
security holders(2)     1,599,794             $13.24              26,950

Equity compensation
plans not approved
by security holders
(1)(2)                    426,625             $22.40               6,192
                    ------------------- ------------------- --------------------
Total                   2,026,419             $15.17              33,142
                    ------------------- ------------------- --------------------

(1) Executive officers and members of the Board of Directors are not eligible to receive stock option grants under non-shareholder approved plans.
(2) Certain of the plans allow the aggregate number of shares of common stock reserved for options under the plan to be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive).

ITEM 6.	SELECTED FINANCIAL DATA
                                   ----------------------------------------------------------------------
                                                       Years Ended December 31,
                                   ----------------------------------------------------------------------
                                        2002           2001         2000           1999         1998
                                   -------------- ------------- ------------- ------------- -------------
                                                 (in thousands, except per share data)
Statements of Income Data: (1) (2)

  Net revenue (3)                  $    57,372    $    37,916   $   31,827    $    26,879   $   23,417
  Total net revenue                     57,372         37,916       31,827         35,779       26,517
  Gross profit                          36,713         22,241       17,127         23,852       17,093
  Research and development expense       5,843          4,928        3,854          4,097        2,790
  Marketing, general and
    administrative and amortization
    expenses                            21,622         14,504       12,328         11,286       10,701
  Income from operations                 9,248          2,809          945          8,469        3,602
  Net income from continuing
    operations                           6,684          1,518          832          5,817        2,327
  Loss from discontinued operations         --             --           --             --        (212)
  Gain on the sale of assets of
    discontinued operations                 --             --           --             --        4,585
  Net income from discontinued
    operations                              --             --           --             --        4,373
  Net income                       $     6,684    $     1,518   $      832    $     5,817   $    6,700
  Diluted income per share:
     Continuing operations         $       .56    $       .15   $      .09    $       .64   $      .24
     Discontinued operations       $        --    $        --   $       --    $        --   $      .45
     Net income                    $       .56    $       .15   $      .09    $       .64   $      .69

                                   ----------------------------------------------------------------------
                                                              Years Ended December 31,
                                   ----------------------------------------------------------------------
                                       2002           2001          2000          1999          1998
                                   -------------- ------------- ------------- ------------- -------------
                                                                   (in thousands)
Balance Sheet Data(2):

  Cash, cash equivalents,
    certificates of deposit and
    marketable securities          $    96,770    $    11,937   $   11,599    $     9,736   $   13,982
  Working capital                      114,280         24,906       22,211         17,626       18,042
  Total assets                         158,344         55,865       49,565         48,407       49,546
  Short-term notes payable and
    current maturities of
    long-term notes payable                 --             52           30             --        3,633
  Notes payable, excluding
    current maturities                      --            137          212             --        1,000
  Stockholders' equity             $   145,045    $    46,812   $   40,442    $    36,536   $   34,769
__________________________
(1) On January 30, 1998, we sold our cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations.
(2) On January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc.
The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated.
(3) Net revenue excludes contract research and development revenue in 1998 and
1999 from our former agreement with Sofamor Danek.

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income:

                                                           Years Ended December 31,
                                                  -----------------------------------------
                                                      2000            1999            1998
                                                  ------------- ------------- -------------
                                                                (in thousands)
Reconciliation of total net revenue:
  As previously reported by the Company           $    23,082   $   29,478    $    20,106
  HDI, for the year ended November 30                  10,366        7,989          6,746
  Elimination of intercompany transactions             (1,621)      (1,688)          (335)
                                                  ------------- ------------- -------------
  Total net revenue as restated                   $    31,827   $   35,779    $    26,517
                                                  ============= ============= =============
Reconciliation of net income:
  As previously reported by the Company           $       954   $    6,003    $     6,959
  HDI, for the year ended November 30                      28          328           (174)
  Elimination of intercompany transactions               (150)        (514)           (85)
                                                  ------------- ------------- -------------
  Net income as restated                          $       832   $    5,817    $     6,700
                                                  ============= ============= =============

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Background

We entered the neuromodulation market in 1995 through the acquisition of a company that had developed and marketed a radio-frequency (RF) neurostimulation system. In 1998, we elected to reposition our business to focus exclusively on the neuromodulation market. Implementation of this strategy involved selling our cardiovascular and intravenous fluid product lines in January 1998. Through our initiatives, we developed and launched our next generation neurostimulation system, the Renew® RF spinal cord stimulation system, in 1999. We also recently developed our Genesis® and GenesisXP™ totally implantable pulse generator (IPG) spinal cord stimulation systems. We began selling Genesis in Europe in 2001 and in the U.S. in 2002 subsequent to the FDA's approval of our PMA application in November 2001, and our GenesisXP IPG system following FDA approval, in the fourth quarter of 2002.

In 2000, we completed development of AccuRx, our constant rate implantable drug pump, in part using proprietary technology we licensed from Implantable Devices Limited Partnership (IDP). We initiated U.S. clinical trials of AccuRx under an Investigational Device Exemption (IDE) in the first quarter of 2001, and began selling AccuRx in certain international markets in the second quarter of 2001. On January 2, 2001, we strengthened our position in the neuromodulation market by acquiring the assets of IDP and ESOX Technology Holdings, LLC (ESOX) for 119,100 shares of our common stock valued at approximately $2.43 million. This acquisition provided us with intellectual property surrounding implantable drug pump technologies in all applications, including pain and cancer therapy.

Also on January 2, 2001, we completed the acquisition of HDI, a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling of interests method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI's expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). For the year ended December 31, 2002, our O.E.M. segment provided $10.66 million or 18.6% of our total revenue. In the future, we expect our O.E.M. segment revenue to decrease as a percentage of our total revenue as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI's research and development capabilities for internal product development.

In November 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™. These leads are the smallest neurostimulation leads on the market, which we believe offers advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet's proprietary technology and certain associated tangible assets. MicroNet's operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. In March 2003, subsequent to the 2002 fiscal year, we paid the former MicroNet shareholders an aggregate of 28,346 shares of our common stock with a value at the time of issuance and release from escrow of $1,020,173 upon the successful completion of half of the first product milestone, and the former MicroNet shareholders may receive additional shares of our common stock if certain additional product, regulatory approval and sales milestones are met. The aggregate value of the additional potential milestone earnout payments was $9 million as measured at the time the transaction was completed. Important additional product milestone deadlines occur twelve and eighteen months following the closing, while other milestones depend on the receipt of regulatory approvals and meeting an aggregate sales milestone. All milestones must be met within the next four to five years, depending on the milestone.

Our current neuromodulation product line includes our Genesis IPG system, GenesisXP IPG system, Renew RF system and AccuRx constant rate drug pump. With the launch of our Genesis and GenesisXP IPG systems, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. The launch of the Genesis IPG and GenesisXP IPG in 2002 slowed our growth rate in sales of Renew systems from an average percentage growth rate of the mid-teens over the past several years to single-digit growth in 2002. Management believes this trend may continue in 2003 and has assumed similar single-digit growth in Renew sales during 2003.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, intangible assets, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

We generate revenues from product sales to end customers, product sales to distributors, and development contracts. We recognize revenue from neuro product sales when the goods are shipped to our customers or distributors, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Certain of our customers are third-party payors who reimburse fixed amounts for services based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on our history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. We record, as a reduction in revenue a provision for estimated sales returns and adjustments on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Payment received in advance of revenue recognition requirements are recorded as deferred revenue on the consolidated balance sheet. We recognize revenue from custom manufactured products at HDI when the goods are shipped to the customer. HDI also develops products for certain customers under fixed price research and development contracts. We recognize revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. We follow this method since reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement can be made. If we do not accurately estimate the resources required or the scope of work to be performed under a development agreement, then future profit margins and results of operations may be negatively impacted. In certain cases, HDI will undertake a development project on a cost plus basis. In these cases, we invoice and recognize revenue for actual time and material expended on the project at contractual hourly billing rates and markups.

Bad Debt

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables, including the current credit-worthiness of each customer, the aging of receivables and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances or write-offs may be required.

Inventory Reserve

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new accounting rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the statements. We determined that our goodwill at December 31, 2001 was unimpaired and eliminated amortization of the goodwill effective January 1, 2002. Prior to the adoption of these statements, our amortization expense for goodwill was $556,604 on an annual basis.

Other identifiable definite-lived intangible assets, such as patents, purchased technology, trademarks and covenants not to compete, are amortized using the straight-line method over their useful lives.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Currently, product liability claims and other ordinary routine litigation incidental to our business are the only litigation to which we are a party. While historically our product liability claims have not resulted in significant monetary liability beyond our insurance coverage, an adverse judgment beyond our insurance coverage could have a material adverse impact on our results of operations and financial condition.

Stock Compensation

See Note 7 to the Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - an Amendment of FASB Statement No. 123" to our stock compensation programs.

Results of Operations

Comparison of the Years Ended December 31, 2002 and 2001

Net income. We reported net income of $6.68 million, or $.56 per diluted share, in 2002 compared to $1.52 million, or $.15 per diluted share, in 2001. Financial results in 2002 reflect the January 2002 U.S. launch of our Genesis IPG system and December 2002 U.S. launch of our GenesisXP IPG system. Results for the 2001 period reflect amortization expense for goodwill of $556,604.The 2002 results contain no similar expense since we eliminated the amortization of goodwill on January 1, 2002 when we adopted the new accounting standards for intangible assets described above. If the amortization expense for goodwill were eliminated from the 2001 period, pro forma net income would be $2.07 million and pro forma net income per diluted share would be $.21.

Net revenue. Net revenue increased 51.3% to $57.37 million compared to $37.92 million in the comparable 2001 period. Net revenue of our neuromodulation products increased 70.1% to $46.71 million in 2002 from $27.46 million in 2001 due to the U.S. launch of our Genesis IPG system in January 2002 and our GenesisXP IPG system in December 2002. Net revenue from our HDI O.E.M. business increased marginally to $10.66 million in 2002 from $10.46 million in 2001 as we continue to focus more of HDI's resources on our own manufacturing and research and development needs.

The launch of the Genesis IPG in 2002 slowed our growth rate in sales of Renew systems from an average percentage growth rate in the mid-teens over the past several years to single-digit growth in 2002. Management believes this trend may continue in 2003 and has assumed similar single-digit growth in Renew sales during 2003.

Gross profit. Gross profit increased to $36.71 million in 2002 from $22.24 million in 2001 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 64.0% in 2002, compared to 58.7% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes.

Operating expenses. Total operating expenses (the aggregate of research and development, sales and marketing, general and administrative and amortization of intangibles expense) increased to $27.47 million in 2002, compared to $19.43 million in 2001. However, as a percentage of net revenue, these expenses decreased to 47.9% in 2002 from 51.3% in 2001 due to leveraging of research and development expense, leveraging of general and administrative expense, and to a lesser extent, eliminating amortization expense of goodwill.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 26.0% in 2002 from 23.9% in 2001, and the absolute dollar amount increased to $14.93 million in 2002 compared to $9.06 million during 2001. This dollar increase during 2002 compared to 2001 was principally attributable to higher salary and benefit expense from staffing additions in direct sales, reimbursement and sales support positions, higher commission expense from increased product sales, and higher sample and promotional expense in support of the Genesis and GenesisXP IPG launches.

Research and development. Research and development expense increased to $5.84 million, or 10.2% of net revenue, from $4.93 million, or 13.0% of net revenue, during the same period in 2001. This increase in the absolute dollar amount in 2002 compared to 2001 was principally attributable to higher salary and benefit expense from staffing additions, higher test material expense and higher expense associated with our clinical trials of AccuRx. We continue to focus our development efforts on further broadening and strengthening our product technology platforms both for stimulation devices as well as implantable drug pumps.

General and administrative. General and administrative expense increased to $5.74 million during 2002 from $3.96 million in 2001 and, as a percentage of net revenue, decreased to 10.0% in 2002 from 10.4% in 2001. The increase in the absolute dollar amount in 2002 compared to 2001 was principally attributable to higher salary expense from staffing additions (including a new executive officer position), higher employee benefit costs, higher bonus expense, higher property tax expense and higher fees for accounting and tax services.

Amortization of intangibles. No amortization expense of goodwill was recorded in 2002 due to the adoption of Statement of Financial Accounting Standards No. 141 and Statement of Financial Accounting Standards No. 142 on January 1, 2002. During 2001, we recorded $557,000 for amortization expense of goodwill.

Amortization of other intangibles increased modestly in 2002 to $952,000 from $933,000 in 2001 due to additional amortization expense for intangible assets acquired in November 2002 when we completed the acquisition of MicroNet Medical, Inc. As a result of the MicroNet acquisition, we expect amortization expense to increase in 2003 by approximately $400,000, excluding additional amortization expense that may be generated as we acquire additional intangible assets. We expect to acquire the additional intangible assets as milestones are met pursuant to the purchase agreement. As the milestones are met, we will be required to issue additional shares of our common stock as earn-out consideration.

Other income. Other income increased to $923,000 in 2002 from an expense of $26,000 in 2001 primarily attributable to a $451,000 increase in interest income due to higher funds available for investment from our public offering during the second quarter of 2002 and the expense in 2001 of $484,000 for costs associated with the acquisition of HDI. These costs were expensed instead of capitalized because the acquisition was accounted for under the pooling of interests method.

Income tax expense. Income tax expense increased to $3.49 million in 2002 from $1.27 million in 2001, and the overall effective tax rate was 34.3% in 2002 compared to 45.5% in 2001. The decrease in the effective tax rate in 2002 compared to 2001 was the result of three factors. First, our amortization of goodwill in the 2001 period was not deductible for tax purposes. Second, the HDI acquisition costs expensed in the 2001 period of $484,000 were not fully deductible for tax purposes. Finally, the 2002 period included tax-free interest income.

Comparison of the Years Ended December 31, 2001 and 2000

Net income. We reported net income of $1.52 million, or $.15 per diluted share, in 2001 compared to $832,000, or $.09 per diluted share, in 2000. The results for 2001 include a pretax expense of $484,000 for costs associated with our acquisition of HDI on January 2, 2001. These costs were expensed instead of capitalized because the acquisition was accounted for under the pooling of interests method.

Net revenue. Net revenue of $37.92 million for the year ended December 31, 2001 increased 19.1% from the comparable 2000 level of $31.83 million. This growth was attributable to both continued strong sales of our advanced neuromodulation products used to treat chronic pain, which increased 19.0% to $27.46 million, and higher sales at HDI, which increased 19.6% to $10.46 million. On November 21, 2001, we received approval from the FDA to begin marketing our Genesis IPG in the United States, and the first implants occurred in late December 2001. We formally launched the Genesis IPG in the United States in January 2002.

Gross profit. Gross profit increased to $22.24 million in 2001 from $17.13 million in 2000 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 58.7% in 2001, compared to 53.8% in 2000, due to higher sales of our Renew system, which contributes higher margins than HDI product sales, a reduction in specialty distributor sales where we recognize lower margins than sales through commissioned sales agents and operational efficiencies from higher manufacturing volumes.

Operating expenses. Total operating expenses (the aggregate of research and development, sales and marketing, amortization of intangibles and general and administrative expenses) increased to $19.43 million in 2001, compared to $16.18 million in 2000, and, as a percentage of net revenue, increased to 51.2% in 2001 from 50.8% in 2000. In 2001, we continued to invest in our product development pipeline and in infrastructure to enhance our sales and marketing capabilities.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 23.9% in 2001 from 21.5% in 2000, and the absolute dollar amount increased to $9.06 million in 2001 from $6.85 million during 2000. This dollar increase during 2001 was attributable to higher commission expense from increased product sales and a change from distributors to commissioned sales agents in certain United States territories, higher salary and benefit expense from staffing additions in reimbursement and direct sales personnel, higher expense for education and training of new implanters and higher expense for new product introductions.

Research and development. Research and development expense increased to $4.93 million in 2001, or 13.0% of net revenue, from $3.85 million, or 12.1% of net revenue, during the same period in 2000. This increase in the absolute dollar amount in 2001 compared to 2000 was the result of higher consulting expense and test material expense. During 2001, these expenditures were directed toward development of our IPG stimulation system platforms for spinal cord stimulation, our next generation RF system platform, our proprietary constant rate drug pump and an IPG system for deep brain stimulation.

General and administrative. General and administrative expense decreased to $3.96 million during 2001 from $4.24 million in 2000 and, as a percentage of net revenue, decreased to 10.4% in 2001 from 13.3% during 2000. The decrease in this expense during 2001 was principally the result of lower salary expense from a reduction in certain salaries of the former owners of HDI when we acquired HDI in January 2001.

Amortization of intangibles. Amortization of goodwill and other intangibles increased to $1.49 million in 2001 from $1.23 million in 2000 primarily due to additional amortization expense for patents we acquired from ESOX on January 2, 2001.

Other income. Other income decreased to an expense of $26,000 in 2001 from income of $546,000 in 2000, primarily as a result of an expense in 2001 of $484,000 for costs associated with the acquisition of HDI and lower interest income due to lower yields on invested funds.

Income tax expense. Income tax expense increased to $1.27 million in 2001 from $659,000 in 2000, and the overall effective tax rate was 45.5% in 2001 compared to 44.2% in 2000. Our expense for amortization of costs in excess of net assets acquired, or goodwill, is not deductible for tax purposes, and, when combined with a provision for state taxes, results in the higher effective tax rate during both 2001 and 2000 compared to the U.S. statutory rate for corporations of 34%. In addition, approximately $234,000 of the $484,000 of costs incurred in the acquisition of HDI are not deductible for tax purposes, which also contributed to the higher effective tax rate during 2001 compared to the U.S. statutory rate of 34%.

Liquidity and Capital Resources

At December 31, 2002 our working capital increased to $114.28 million from $24.91 million at year-end 2001. The ratio of current assets to current liabilities was 13.15:1 at December 31, 2002, compared to 4.77:1 at December 31, 2001. Cash, cash equivalents, certificates of deposit and marketable securities totaled $96.77 million at December 31, 2002 compared to $11.94 million at December 31, 2001.

During the second quarter of 2002, we completed an underwritten public offering of 2,875,000 shares of common stock managed by U.S. Bancorp Piper Jaffray, CIBC World Markets and Gerard Klauer Mattison as underwriters. We received net proceeds from the offering of approximately $83.2 million. We intend to use the proceeds from the offering for general corporate purposes, including expanding our worldwide sales and marketing resources, funding product development, pursuing regulatory approvals and pursuing strategic acquisitions of product lines, businesses, companies, services or technologies that complement our current business through mergers, acquisitions, joint ventures or otherwise. We discuss below certain transactions and investments we have made since the public offering in which we have used cash. In addition, in March 2003, we acquired Sun Medical's pain management business, which will expand our direct domestic salesforce, for approximately $5.1 million in cash. In January 2003, we invested $1 million in cash in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

We increased our investment in inventories to $13.72 million at December 31, 2002, from $9.75 million at December 31, 2001. This increase from year-end 2001 was primarily the result of two factors. First, we increased our investment in consignment inventories as a result of adding additional commissioned sales agents during 2002 to whom we provide consignment inventory. Second, we increased our investment in raw materials and finished goods for our Genesis and GenesisXP IPG systems to support our successful launch of these products in the U.S. market.

Our investment in trade accounts receivable increased to $10.85 million at December 31, 2002, from $6.49 million at December 31, 2001 due to the increase in sales of our neuromodulation products resulting from the launch of the Genesis and GenesisXP IPG systems. Our days sales outstanding decreased from 57 days at year-end 2001 to 55 days at year-end 2002.

In November 2002, we completed the acquisition of MicroNet Medical, Inc. At closing we paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. As previously noted, in March 2003, we paid the former MicroNet shareholders an aggregate of 28,346 shares of our common stock with a value at the time of issuance and release from escrow of $1,020,173 upon the successful completion of half of the first product milestone, and the former MicroNet shareholders may receive additional shares of our common stock if certain additional product, regulatory approval and sales milestones are met. The aggregate value of the additional potential milestone earnout payments was $9 million as measured at the time the transaction was completed. Important additional product milestone deadlines occur twelve and eighteen months following the closing, while other milestones depend on the receipt of regulatory approvals and meeting an aggregate sales milestone. All milestones must be met within the next four to five years, depending on the milestone.

We spent $2.94 million during 2002 for capital expenditures primarily for new furniture and equipment for personnel we hired during 2002 and additional manufacturing tooling and equipment to support our current products.

Because we expect our business to continue to grow at rates that will demand added office and facility space, we acquired approximately 10 acres of land in December 2002 for approximately $3.19 million. The land is located in Plano, Texas, near our current corporate headquarters. Our current lease on our 50,000 square foot corporate headquarters expires in August 2004. We intend to build a new corporate headquarters facility on the land and relocate to the new facility upon the expiration of our lease in August 2004. We are designing the new facility to accommodate planned growth within a five-year horizon and anticipate that the facility will contain 140,000 to 150,000 square feet and cost between $16 million and $17 million. While we have not yet determined the method by which we will finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss of $3.4 million to offset future taxable income. We acquired the net operating loss in connection with the MicroNet Medical acquisition and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code.

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

Cash Flows

Net cash provided by operating activities was $7.47 million in 2002, $3.06 million in 2001 and $690,000 in 2000. Net cash provided by operating activities increased from $3.06 million in 2001 to $7.47 million in 2002, an increase of approximately $4.41 million. This increase in 2002 compared to 2001 was principally attributable to a $5.17 million increase in net income from $1.52 million in 2001 to $6.68 million in 2002. Net cash provided by operating activities increased from $690,000 in 2000 to $3.06 million in 2001, an increase of approximately $2.38 million. This increase in 2001 compared to 2000 was primarily the result of an increase in net income of $685,000 and a $1.41 million decrease in the amount of cash used for changes in working capital components.

Net cash used in investing activities was $91.14 million in 2002, $3.09 million in 2001 and $2.94 million in 2000. In 2002, our primary investing activities using cash were the purchase of marketable securities ($188.39 million) the purchase of land ($3.19 million), capital expenditures ($2.94 million) and cash used in the purchase of MicroNet Medical, Inc. ($1.36 million), while net proceeds from the sale of marketable securities provided cash of $104.75 million. In 2001, our primary investing activities using cash were the purchase of marketable securities ($3.90 million) and capital expenditures ($3.11 million) for additional manufacturing tooling and equipment, office furniture and equipment, non-compete agreements and licensing fees for patents, while maturing certificates of deposit and sales of marketable securities provided cash of $3.92 million. In 2000, our primary investing activities using cash were the purchase of marketable securities and certificates of deposit with maturities over 90 days ($2.23 million) and capital expenditures ($1.65 million) for additional manufacturing tooling and equipment, office furniture and equipment and licensing fees for patents, while maturing certificates of deposit and the sale of marketable securities provided cash of $949,000.

Net cash provided by financing activities was $84.86 million in 2002, $957,000 in 2001 and $2.57 million in 2000. During 2002, we used $190,000 to repay our entire outstanding long-term debt, while we received $83.18 million in net proceeds from a public offering and $1.87 million from the exercise of stock options. During 2001, we used $48,000 to reduce certain debt obligations, while we received approximately $1.0 million from the exercise of stock options. During 2000, we used $29,000 to reduce certain debt obligations, while we received $2.6 million of cash from the exercise of stock options ($1.93 million), the private placement of common stock ($400,000) and proceeds from a long-term note payable ($270,000).

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

Outlook and Uncertainties

The following is a "safe harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "predict," "believe," "plan," "will," "should," "intend," "would," "scheduled," "new market," "potential market applications," and similar expressions and variations are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

Failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability.

We formally introduced our Genesis IPG system in the U.S. in January 2002 and our GenesisXP IPG system (offering increased battery capacity and longevity) in the U.S. in December 2002. We believe that the size and potential for growth of the IPG portion of the neurostimulation market are greater than in the RF portion. Accordingly, our ability to generate increased revenue and profitability, and thus our general success, will depend, in large part, on the market's acceptance of our IPG systems. As a new entrant into the IPG portion of the neurostimulation market, there are many reasons we might not achieve market acceptance on a timely basis, if at all, including the following:

  competing products, technologies and therapies are available, and others may be introduced that gain greater and faster physician and patient acceptance than our IPG systems; and
  our only competitor in the IPG portion of the market has had its IPG product on the market for some time and enjoys significant brand awareness and other advantages among pain management specialists.

If the IPG portion of the neurostimulation market grows at a faster rate than the RF portion, our failure to successfully market and sell our IPG systems could negatively affect our revenue growth and profitability.

Because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market.

The medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Medtronic, Inc. is one of the largest competitors in the medical device sector, and is currently our sole competitor in the neurostimulation market and our largest competitor in the implantable drug pump market. Medtronic is a large publicly-traded company and enjoys several competitive advantages over us, including:

  substantially greater name recognition;
  greater resources for product research and development, sales and marketing, distribution, patent protection and pursuing regulatory approvals;
  a greater number of established relationships with health care professionals and third-party payors; and
  multiple product lines and the ability to bundle products together or offer discounts, rebates or other incentives to secure a competitive advantage.

Medtronic will continue to develop new products that compete directly with our products, and its greater resources may allow it to respond more quickly to new technologies, new treatment indications or changes in customer requirements. Further, we generally price our products at a premium to those of Medtronic. Additionally, because the neuromodulation market is a high growth-potential market, other companies may attempt to bring new products or therapies into this market. For example, we are aware that Advanced Bionics, Inc., a privately-held company that currently manufactures and markets a cochlear implant product, is developing and may be testing an IPG system for the treatment of chronic pain. For all of these reasons, we may not be able to compete successfully against Medtronic or against future competitors.

If pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability.

Our products are based on evolving concepts and techniques in pain management. Acceptance of our products depends on educating the medical community as to the distinctive features, benefits, clinical efficacy, safety and cost-effectiveness of our products compared to alternative therapies and competing products, and on training pain management specialists in the proper use of our products. To sell our products, we must successfully educate and train pain management specialists so that they will understand our products and feel comfortable recommending and endorsing them. We may not be able to accomplish this, and even if we are successful in educating and training pain management specialists, there is no guarantee that we will obtain their recommendations and endorsements.

The launch of Genesis and GenesisXP and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our revenues and profitability.

OurGenesis and GenesisXP IPG systems are currently the newest neurostimulation products on the market. Although Genesis and our Renew RF system are targeted towards patients with different types of pain and Genesis is not intended to replace Renew in the neurostimulation market, some pain management specialists may recommend Genesis to their patients when they would have otherwise recommended Renew, and, consequently, Genesis may "cannibalize" or substitute for some sales of Renew. Further, we believe our principal market competitor has chosen to emphasize the IPG as the therapy of choice in the neurostimulation market. These factors could lead to a slowdown in growth, or a reduction, in sales of Renew and similar RF-based neurostimulation products. Although Renew and Genesis are targeted for different patients, sales growth of Renew has slowed since the launch of Genesis. If Renew sales growth continues to slow or sales are reduced, and we do not gain enough market share through IPG sales to compensate for these reduced sales, our revenues and profitability will be adversely affected.

If patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted.

We sell medical devices for invasive and minimally-invasive surgical procedures. Patient acceptance of our products depends on a number of factors, including device and associated procedure costs, the failure of less invasive therapies to help the patient, the degree of invasiveness involved in the procedures used to implant our products, the rate and severity of complications from the procedures used to implant our products and any adverse side effects caused by the implanting of our products. If patients choose to use existing less invasive or less expensive alternatives to our products, or if effective new alternatives are developed, our revenues and profitability could be materially adversely affected.

Any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers' compensation programs could limit our ability to market and sell our products.

In the U.S., our products are generally covered by Medicare and Medicaid and other third-party payors, such as private insurance companies and managed care organizations, and workers' compensation programs, which reimburse patients for all or part of the cost of our products and related medical procedures. The cost of our products and related procedures are significant, and third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products. From time to time, payors may refuse to reimburse our customers for all or a portion of the cost of our products, and we may discount our product cost below expected selling prices or offer other payment accommodations to customers in order to increase the likelihood of reimbursement. Further, for certain types of procedures, gaps exist between the rate of reimbursement paid by Medicare and Medicaid and the rates paid by private insurers. In addition, gaps exist in reimbursement levels depending on the health care setting in which physicians perform procedures using our products. In the future, these gaps may narrow and public and private payors may reduce levels of reimbursement for neuromodulation devices in an effort to control increasing costs. If Medicare or other third-party payors decide to eliminate or reduce coverage amounts on patient reimbursements for our products, this could limit our ability to market and sell our products in the U.S., which would materially adversely affect our revenues and profitability. In November 2002, for example, the Center for Medicare and Medicaid Services (CMS) issued a final ruling establishing new 2003 reimbursement rates for Medicare hospital outpatient procedures. Reimbursement levels for permanent implants of spinal cord stimulation devices in the hospital outpatient setting were reduced as a result of the ruling. CMS could decide to further reduce reimbursement rates for our products in the same or other patient settings in 2004 and beyond.

International market acceptance of our products may also depend, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Where reimbursement in foreign markets is available, it tends to be at levels significantly below those in the U.S. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

We rely in part on patents, certain of which are due to expire between 2004 and 2006, as well as trade secrets and proprietary technology, to remain competitive. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neuromodulation market is characterized by extensive patent and other intellectual property rights, which can create greater potential than in less-developed markets for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights. Intellectual property litigation is expensive and complex and its outcome is difficult to predict. If we do not prevail in any litigation, in addition to any damages we might have to pay, we would be required to stop the infringing activity, obtain a license, or concede intellectual property rights. Any required license may not be available to us on acceptable terms, if at all. In addition, some licenses may be nonexclusive, and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could adversely affect our revenues and profitability.

Failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications.

Our products are medical devices, which are subject to extensive government regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a premarket approval (PMA) or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 100 days in 2002, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 364 days in 2002; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, often cannot be brought to market for a number of years after it is developed. Additionally, we anticipate that many of the products we bring to market in the future will require us to seek PMA approvals rather than 510(k) clearances. If we fail to obtain or maintain necessary government approvals of our new products or new applications for existing products on a timely and cost-effective basis, we will be unable to market the affected products for their intended applications.

Modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval.

Any modification we want to make to an FDA-cleared or approved device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, would require a new 510(k) clearance, or possibly a new or supplemental PMA. Under FDA procedures, we would make the initial determination of whether to seek a new 510(k) clearance or PMA, but the FDA could review our decision. If the FDA disagrees with our decision not to seek a new 510(k) clearance or PMA and requires us to seek either 510(k) clearance or PMA for modifications we have already made to a previously-cleared product, we might be required to cease marketing or recall the modified device until we obtain this clearance or approval. We could also be subject to significant regulatory fines or penalties.

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

Our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation.

Any of our products may be found to have significant deficiencies or defects in design or manufacture. The FDA and similar governmental authorities in other countries have the authority to require the recall of any such defective product. A government-mandated or voluntary recall could occur as a result of component failures, manufacturing errors or design defects. We do not maintain insurance to cover losses incurred as a result of product recalls. Any product recall would divert managerial and financial resources and negatively affect our financial performance, and could harm our reputation with customers.

We are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim.

Defects in our implantable medical devices could subject us to potential product liability claims that our devices were ineffective or caused some harm to the human body. Our current product liability litigation involves assertions that our products did not perform as intended and, in some cases, that they caused discomfort or harm to the patient. Our product liability insurance may not be adequate to cover current or future claims. Product liability insurance is expensive and, in the future, may not be available on terms that are acceptable to us, if it is available to us at all. Plaintiffs may also advance other legal theories supporting their claims that our products or actions resulted in some harm. A successful claim brought against us in excess of our insurance coverage could significantly harm our business and financial condition.

We are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business.

We are subject to numerous government regulations relating to, among other things, our ability to sell our products, third-party reimbursement, fraud and abuse of Medicare or Medicaid and patient privacy. If we do not comply with all applicable government regulations, government authorities could do any of the following:

  impose fines and penalties on us;
  prevent us from manufacturing our products;
  bring civil or criminal charges against us;
  delay the introduction of our new products into the market;
  recall or seize our products;
  disrupt the manufacture or distribution of our products; or
  withdraw or deny approvals for our products.

Any one of these results could materially adversely affect our revenues and profitability and harm our reputation.

Our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time.

We rely on single suppliers for several critical components used in our main products, including the computer chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG system and the medical-grade polyurethane (bionate) that we use in all of our products. If any of our sole-source suppliers were to stop supplying us with critical components, our manufacturing operations and our business could be materially harmed, at least in the short term while we located alternative suppliers or modified our product designs to eliminate the need for these components.

The sole supplier of the computer chip used in the receiver of our RF system has indicated its desire to cease manufacturing and supplying the computer chip in the future, but to date has not determined when this will occur. This supplier has agreed to notify us when a date has been determined and allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new product design that uses an alternative computer chip. Until we develop this new design, any sudden disruption in supply from our current computer chip supplier could adversely affect our ability to deliver finished RF products on time.

One distributor currently accounts for a significant percentage of our revenue from our neuromodulation products segment, and our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. segment.

During 2002, we had one independent distributor, Sun Medical, Inc., that accounted for $6.33 million, or 13.5%, of our net revenue from our neuromodulation products segment. In March 2003, we acquired Sun Medical's pain management business and hired substantially all of the salespeople who had generated those sales, but we continue to rely in large part on two other distributors and on numerous independent sales representatives to buy and/or sell our products. The loss of a major distributor or sales representative, or a significant decrease in their sales volumes, could materially adversely affect our revenues and profitability, at least in the short term.

In addition, during 2002, we had two major customers that accounted for $9.52 million, or 89.3%, of our net revenue from our O.E.M. segment. Medtronic, Inc., our most significant competitor, accounted for $6.74 million, or 63.2% and Arrow International, Inc. accounted for $2.78 million, or 26.1%. Either of these customers could cease doing business with us at any time. If this were to occur, our revenues and profitability could be materially adversely affected, at least in the short term.

We are dependent upon the success of neuromodulation technology. Our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business.

Our current products focus on the treatment of chronic pain using neuromodulation. Our development efforts focus on leveraging our neuromodulation expertise. The neuromodulation market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing products, using neuromodulation technology or other technologies, that may be superior to ours. If we are unable to compete successfully in the development of new neuromodulation products, or if new and effective therapies not based on neuromodulation are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

Our success will depend on our ability to attract and retain key personnel and scientific staff.

We believe our future success will depend on our ability to manage our growth successfully, including attracting and retaining scientists, engineers and other highly-skilled personnel. Our key employees are subject to confidentiality, trade secret and non-competition agreements, but may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the medical device field. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to continue to succeed in the neuromodulation market.

If we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, we may, as we have in the past, acquire complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to identify prospective acquisition targets or complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management and key technical personnel. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any impairment of goodwill or other intangible assets or charges resulting from the costs of acquisitions could harm our business and operating results.

We are subject to additional risks associated with international operations.

Internationally, we market our products through 18 independent distributors who represent us in 22 countries except in Germany where we are represented by direct salespersons. In 2002, 8% of our sales revenue from our neuromodulation products segment came from international sales. International sales are subject to a number of additional risks, including the following:

  establishment by foreign regulatory agencies of requirements different from those in place in the U.S.;
  fluctuations in exchange rates of the U.S. dollar against foreign currencies that may affect demand for our products overseas;
  export license requirements, changes in tariffs, and other general trade restrictions;
  difficulties in staffing and managing international operations;
  political or economic instability; and
  lower and more restrictive third-party reimbursement for our products.

Any of these risks could make it difficult or impossible for us to continue to expand our overseas operations, which could have an adverse effect on our revenues.

Our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business.

We currently conduct all of our development, manufacturing and management activities at our facilities in Plano, Texas and Budd Lake and Hackettstown, New Jersey. However, a natural disaster, such as a tornado, fire or flood, or a man-made disaster, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur significant additional expenses. A disaster could seriously harm our business and affect our reputation with customers. The insurance we maintain may not be adequate to cover our losses in any particular case.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions, a high quality short-term municipal bond fund with a major financial institution and certificates of deposit. At December 31, 2002, we had $443,174 invested in money market funds, $1,636,938 in certificates of deposit with maturities less than 90 days from the purchase date and $5,636,212 in a tax-free municipal bond fund with daily liquidity. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rates earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of investment grade municipal bonds with maturities less than one year from the date of purchase, 7-day and 35-day AAA municipal bond floaters and Freddie Mac and Federal Home Loan Notes with maturities less than one-year from the date of purchase. The cost of these investments is $85,817,984 and the fair value at December 31, 2002 was $85,796,944. The investments are subject to overall bond market and interest rate risk, however the Company believes the risk to be limited since a large portion of the investments, $82,825,000, are in 7-day and 35-day municipal floaters which have no principal risk. The investment grade municipal bonds and Freddie Mac and Federal Home Loan Bank notes may have risk of principal depending on the overall bond market. A hypothetical 10% decrease in the value of these investments from their prices at December 31, 2002 would decrease the fair value by $297,194.

We do not use derivative financial instruments to manage the impact of interest rate changes on our investments or debt instruments.

At December 31, 2002, we had no interest bearing debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Compensation and Committees of the Board of Directors" and "Compensation of Executive Officers" in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference. Information under the captions "Compensation Committee Report" and "Performance Graph" are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the caption "Security Ownership of Management and Principal Shareholders" in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable.

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their most recent review, which was completed within 90 days of the filing of this annual report, the Company's Disclosure Committee, which is comprised of our Chief Executive Officer, Christopher G. Chavez, Chief Financial Officer, F. Robert Merrill III and General Counsel, Kenneth G. Hawari, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to such officers as is appropriate to allow timely decisions regarding required disclosure, and that these controls and procedures are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)	Changes in internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses) that could significantly affect those controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements: See Index to Financial Statements on the second page of Appendix A.

2.	Financial Statement Schedules:* Schedule II - Valuation and Qualifying Accounts. See Appendix B.

*Those schedules not listed above are omitted as not applicable or not required.

3.	Exhibits: See (c) below.

(b)	Reports on Form 8-K.

(1) The Company filed a report on Form 8-K on November 5, 2002 reporting that the Company entered into an agreement to acquire MicroNet Medical, Inc., a privately-held Minnesota corporation.
(2) The Company filed a report on Form 8-K on November 26, 2002 reporting the completion of the MicroNet Medical, Inc. acquisition.
(3 The Company filed a report on Form 8-K on December 3, 2002 reporting that Anthony J. Varrichio, an executive vice president of the Company, entered into a "Preset Diversification Program" (PDP), a stock disposition plan intended to qualify for the safe harbor offered by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(c)	Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and amoung Advanced Neuromodulaiton Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc. (14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)

Exhibit Number	Description

10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan (4)
10.7	Form of 1995 Employee Stock Option Plan(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan (7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD. (15)
21.1	Subsidiaries(13)
23.1	Consent of Independent Auditors(15)
99.1	Certification of the Chief Executive Officer(15)
99.1	Certification of the Chief Financial Officer(15)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.
(15)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003

ADVANCED NEUROMODULATION SYSTEMS, INC.

By:	/s/Christopher G. Chavez
Christopher G. Chavez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	March 28, 2003

/s/F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Treasurer and Secretary of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	March 28, 2003

/s/Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

/s/Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

/s/Joseph E. Laptewicz Joseph E. Laptewicz	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

/s/A. Ronald Lerner A. Ronald Lerner	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

/s/Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

/s/Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	March 28, 2003

§302 Certification of Chief Executive Officer

I, Christopher G. Chavez, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Neuromodulation Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Christopher G. Chavez
Name: Christopher G. Chavez Title: Chief Executive Officer

§302 Certification of Chief Executive Officer

I, F. Robert Merrill III, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Neuromodulation Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ F. Robert Merrill III
Name: F. Robert Merrill III Title: Chief Financial Officer

Appendix A

Consolidated Financial Statements
Independent Auditors’ Report

Three Years Ended December 31, 2002

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Table of Contents
to
Consolidated Financial Statements

Form 10-K - Item 8

Report of Ernst & Young LLP, Independent Auditors

Consolidated Financial Statements:

Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors

Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company, as required by the recently issued standard for accounting for goodwill and other intangible assets, changed its method of accounting for goodwill and other intangible assets.

/s/Ernst & Young LLP Ernst & Young LLP

Dallas, Texas
March 27, 2003

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2002 and 2001

                                                      2002         2001
                                                 ------------- ------------
     Current assets:
        Cash and cash equivalents                $ 10,972,974  $ 9,785,325
        Marketable securities                      85,796,944    2,151,722

        Receivables:
            Trade accounts, less allowance
             for doubtful accounts of $295,391
             in 2002 and $124,111 in 2001          10,847,237    6,493,772
            Interest and other                        189,017      235,594
                                                 ------------- ------------
           Total receivables                       11,036,254    6,729,366
                                                 ------------- ------------
        Inventories:
            Raw materials                           7,141,338    4,685,586
            Work-in-process                         2,364,386    1,723,419
            Finished goods                          4,217,222    3,339,840
                                                 ------------- ------------
           Total inventories                       13,722,946    9,748,845
                                                 ------------- ------------
        Deferred income taxes                       1,122,617    1,726,517
        Refundable income taxes                            --      678,341
        Prepaid expenses and other current
         assets                                     1,032,883      685,169
                                                 ------------- ------------
           Total current assets                   123,684,618   31,505,285
                                                 ------------- ------------
    Property, equipment and fixtures:
        Land                                        3,191,427           --
        Furniture and fixtures                      4,022,901    3,400,909
        Machinery and equipment                    10,343,953    8,550,504
        Leasehold improvements                      1,702,965    1,610,810
                                                 ------------- ------------
                                                   19,261,246   13,562,223
        Less accumulated depreciation and
         amortization                               8,653,255    6,353,920
                                                 ------------- ------------
           Net property, equipment and fixtures    10,607,991    7,208,303
                                                 ------------- ------------

    Cost in excess of net assets acquired, net      7,407,237    7,407,237
    Patents and licenses, net of accumulated
      amortization of $1,435,835 in 2002
      and $1,045,106 in 2001                        5,323,417    5,368,213
    Purchased technology from acquisitions,
      net of accumulated amortization of
      $2,098,200 in 2002 and $1,800,000 in 2001     9,033,472    2,200,000
    Tradenames, net of accumulated amortization
      of $969,952 in 2002 and $843,736 in 2001      1,701,154    1,656,264
    Other assets, net of accumulated
      amortization of $529,102 in 2002
      and $392,033 in 2001                            586,238      519,783
                                                 ------------- ------------
                                                 $158,344,127  $55,865,085
                                                 ============= ============

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2002 and 2001

    Liabilities and Stockholders'                    2002         2001
                                                 ------------- ------------
    Current liabilities:
        Accounts payable                         $ 2,392,579   $ 1,835,037
        Accrued salary and employee benefit
         costs                                     3,077,603     1,826,423
        Accrued tax abatement liability              969,204       969,204
        Accrued commissions                          794,521       285,704
        Income taxes payable                         822,228            --
        Deferred revenue                             646,577     1,042,690
        Warranty reserve                             402,259       383,477
        Other accrued expenses                       299,905       204,151
        Current maturities of long-term note
         payable                                         --         52,325
                                                 ------------- ------------
             Total current liabilities             9,404,876    6,599,011
                                                 ------------- ------------

    Deferred income taxes                           3,731,939    2,316,796
    Long-term note payable                                --       137,397
    Non-current deferred revenue                      162,504          --

    Commitments and contingencies

    Stockholders' equity:
        Common stock, $.05 par value
            Authorized -25,000,000 shares;
               Issued - 12,350,676 shares
               in 2002 and 9,071,868 in 2001          617,534      453,593
        Additional capital                        130,047,411   38,670,248
        Retained earnings                          14,393,748    7,709,290
        Accumulated other comprehensive income
         (loss), net of tax benefit of $7,155
         in 2002 and $10,949 in 2001                  (13,885)     (21,250)
                                                 ------------- -----------------
              Total stockholders' equity          145,044,808   46,811,881
                                                 ------------- -----------------
                                                 $158,344,127  $55,865,085
                                                 ============= =================

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31

                                                      2002         2001         2000
                                                 ------------- ------------ ------------
Net revenue                                      $ 57,372,013  $37,916,435  $ 31,826,998
Cost of revenue                                    20,658,798   15,675,436    14,699,633
                                                 ------------- ------------ ------------
         Gross profit                              36,713,215   22,240,999    17,127,365
                                                 ------------- ------------ ------------
Operating expenses:
    Sales and marketing                            14,931,826    9,055,932     6,851,022
    Research and development                        5,842,576    4,928,432     3,854,084
    General and administrative                      5,738,392    3,957,867     4,243,720
    Amortization of other intangibles                 952,214      933,257       676,508
    Amortization of goodwill                               --      556,604       556,604
                                                 ------------- ------------ ------------
                                                   27,465,008   19,432,092   16,181,938
                                                 ------------- ------------ ------------
         Income from operations                    9,248,207     2,808,907      945,427

Other income (expense):
    Acquisition related costs                             --      (483,766)           --
    Interest expense                                 (10,759)      (24,346)     (59,015)
    Investment and other income, net                  933,668      482,417      604,570
                                                 ------------- ------------ ------------
                                                      922,909      (25,695)     545,555
                                                 ------------- ------------ ------------

Income before income taxes                         10,171,116    2,783,212    1,490,982
Income taxes                                        3,486,658    1,265,466      658,524
                                                 ------------- ------------ ------------
Net income                                       $  6,684,458  $ 1,517,746      832,458
                                                 ============= ============ ============
Net income per share:
                                                 ============= ============ ============
    Basic                                        $       .61   $       .17         .10
                                                 ============= ============ ============
    Diluted                                      $       .56   $       .15         .09
                                                 ============= ============ ============

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31

                                                     2002          2001         2000
                                                -------------- ------------ ------------
Cash flows from operating activities:
  Net income                                     $  6,684,458  $ 1,517,746  $   832,458
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                 2,299,335    1,932,452    1,636,857
       Amortization                                   952,214    1,489,861    1,233,112
       Deferred income taxes                          645,134    (455,003)     (330,804)
       Non-operating loss (gain) included in net
        income                                          8,666           --      (33,509)
       Increase in inventory reserve                   51,403      107,880      111,144
       Changes in operating assets and
        liabilities:
          Receivables                              (4,306,888)  (1,027,050)    (486,949)
          Inventories                              (4,025,504)  (2,672,605)     270,190
          Refundable income taxes                     678,341     (318,388)    (359,953)
          Prepaid expenses and other current
           assets                                    (387,323)     564,866      144,880
          Customer deposits                          (680,756)    (706,916)  (1,071,372)
          Income taxes payable                        822,228      (89,380)    (521,510)
          Tax benefit from stock option
           exercises                                1,847,438    1,669,405      604,358
          Accounts payable                            557,542      493,227   (1,348,526)
          Accrued expenses                          1,874,533      553,380        9,892
          Deferred revenue                            447,147           --           --
                                                 ------------- ------------ ------------
             Total adjustments                        783,510    1,541,729     (142,190)
                                                 ------------- ------------ ------------
             Net cash provided by operating
             activities                             7,467,968    3,059,475      690,268
                                                 ------------- ------------ ------------

Cash flows from investing activities:
  Purchases of certificates of deposit with
   maturities over 90 days                                 --           --   (1,425,000)
  Proceeds from certificates of deposits with
   maturities over 90 days                                 --    1,040,000      385,000
  Purchases of marketable securities             (188,390,536)  (3,896,199)    (808,760)
  Net proceeds from sales of marketable
   securities                                     104,747,808    2,876,720      564,194
  Purchase of land                                 (3,191,427)          --           --
  Additions to equipment, fixtures and
   patent licenses                                 (2,942,227)  (3,108,055)  (1,653,194)
  Acquisition of MicroNet                          (1,359,460)          --           --
  Net proceeds from sale of assets                          --          --          600
                                                 ------------- ------------ ------------
            Net cash used in investing
             activities                           (91,135,842)  (3,087,534)  (2,937,160)
                                                 ------------- ------------ ------------

Cash flows from financing activities:
  Payment of long-term notes                         (189,722)     (47,807)     (28,718)
  Proceeds from long-term note payable                     --           --      270,000
  Net proceeds from public offering of
   common stock                                    83,175,353           --           --
  Net proceeds from private placement of
   common stock                                            --           --      400,000
  Exercise of stock options and warrants            1,869,892    1,004,914    1,929,450
                                                 ------------- ------------ ------------
            Net cash provided by financing
             activities                            84,855,523      957,107    2,570,732
                                                 ------------- ------------ ------------
Net increase in cash and cash equivalents           1,187,649      929,048      323,840
Net cash used by Hi-tronics in December 2000
 (see Note 3)                                              --     (672,444)          --
Cash and cash equivalents at beginning of year      9,785,325    9,528,721    9,204,881
                                                 ------------- ------------ ------------
Cash and cash equivalents at end of year         $ 10,972,974  $ 9,785,325  $ 9,528,721
                                                 ============= ============ ============

Supplemental cash flow information is
 presented below:

  Income taxes paid (refund)                     $   (415,311) $   815,000  $ 1,138,685
                                                 ============= ============ ============
  Interest paid                                  $     10,759  $    24,346  $    59,015
                                                 ============= ============ ============
Non-cash activity:
  Stock issued for patents and intangible assets $  4,648,421  $ 2,426,662  $        --
                                                 ============= ============ ============

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Years Ended December 31, 2002

                                                                                    Other
                                                                     Retained    Comprehensive                   Total
                                 Common Stock         Additional     Earnings       Income       Treasury    Stockholders'
                             Shares        Amount       Capital      (Deficit)      (Loss)         Stock        Equity
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 1999         8,883,059  $    444,153  $  34,598,112 $  5,706,765  $   (222,581) $ (3,990,242) $  36,536,207
  Net income                       --            --             --      832,458            --           --         832,458
  Adjustment to
    unrealized losses
    on marketable
    securities                     --            --             --           --       139,340           --         139,340

  Comprehensive income                                                                                             971,798
                                                                                                             -------------
  Issuance of 32,900
    shares from treasury
    for private placement          --            --        100,000           --            --       300,000        400,000
  Issuance of 337,941
    shares from treasury
    for stock option and
    warrant exercises              --            --       (832,999)          --            --     2,762,449      1,929,450
  Tax benefit from
    stock option
    exercises                      --            --        604,358           --            --            --        604,358
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2000         8,883,059       444,153     34,469,471    6,539,223       (83,241)     (927,793)    40,441,813
  Net income                       --            --             --    1,517,746            --            --      1,517,746
  Net loss of Hi-tronics
    for December 2000
    (see Note 3)                   --            --             --     (347,679)           --            --       (347,679)
  Adjustment to
    unrealized losses
    on marketable
    securities                     --            --             --           --        61,991            --         61,991
                                                                                                             -------------
  Comprehensive income                                                                                           1,232,058
                                                                                                             -------------
  Compensation expense
    resulting from
    changes to
    Hi-tronics stock
    options in
    December 2000                  --            --         37,029           --            --            --         37,029
  Issuance of shares for
    stock option
    exercises                 188,809         9,440        995,474           --            --            --      1,004,914
  Tax benefit from stock
    option exercises               --            --      1,669,405           --            --            --      1,669,405
  Issuance of 119,100
    shares from treasury
    for acquisition                --            --      1,498,869           --            --       927,793      2,426,662
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2001         9,071,868       453,593     38,670,248    7,709,290       (21,250)           --     46,811,881
   Net income                      --            --             --    6,684,458            --            --      6,684,458
   Adjustment to
    unrealized losses
    on marketable
    securities                     --            --             --           --         7,365            --          7,365
                                                                                                             -------------
  Comprehensive income                                                                                           6,691,823
                                                                                                             -------------
  Sale of newly issued
    common stock in a
    public offering, net
    of offering costs       2,875,000       143,750     83,031,603           --            --            --     83,175,353
  Issuance of shares for
    stock option
    exercises                 247,506        12,376      1,857,516           --            --            --      1,869,892
  Issuance of 156,302
    shares for
    acquisition               156,302         7,815      4,640,606           --            --            --      4,648,421
  Tax benefit from stock
    option exercises              --             --      1,847,438           --            --            --      1,847,438
                         ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at
  December 31, 2002        12,350,676  $    617,534  $ 130,047,411 $ 14,393,748  $    (13,885) $         --  $ 145,044,808
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

On November 26, 2002, the Company acquired MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology based in St. Paul, Minnesota. See Note 3.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reclassification

Certain amounts in the prior years financial statements have been reclassified to conform to the Company's 2002 presentation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition

The Company generates revenues from product sales to end customers, product sales to distributors, and development contracts. The Company recognizes revenue from neuro product sales when the goods are shipped to its customers or distributors, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Certain of the Company's customers are third-party payors who reimburse fixed amounts for services based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on the Company's history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. The Company records, as a reduction in revenue a provision for estimated sales returns and adjustments on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Payments received in advance of revenue recognition requirements are recorded as deferred revenue on the consolidated balance sheet. The Company recognizes revenue from custom manufactured products at HDI when the goods are shipped to the customer. HDI also develops products for certain customers under fixed price research and development contracts. The Company recognizes revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. The Company follows this method since reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement can be made. If the Company does not accurately estimate the resources required or the scope of work to be performed under a development agreement, then future profit margins and results of operations may be negatively impacted. In certain cases, HDI will undertake a development project on a cost plus basis. In these cases, the Company invoices and recognizes revenue for actual time and material expended on the project at contractual hourly billing rates and markups.

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

Accounts Receivable

The Company estimates the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables, including the current credit-worthiness of each customer. The Company's historical bad debt experience has been within management's expectations.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Inventories

Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out ("FIFO") basis. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. The Company reserves for excess and obsolete inventory based upon forecasted demand for its products.

Equipment and Fixtures

Equipment and fixtures are stated at cost. Additions and improvements extending asset lives are capitalized while maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is reflected in the Statement of Income.

Depreciation is provided using the straight-line method over the estimated useful lives of the various assets as follows:

Leasehold improvements	the lesser of 3 to 5 years or the term of the lease
Furniture and fixtures	2 to 10 years
Machinery and equipment	3 to 10 years

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets". Under the provision of SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement.

The Company's initial review for impairment of goodwill and other intangible assets performed during 2002 indicated no impairment of these assets as of January 1, 2002. During the first quarter of 2003, the Company performed its annual review for impairment of goodwill and other intangible assets as of December 31, 2002 and, based on this review, no impairment was recorded. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangibles with indefinite lives. The following table sets forth a reconciliation of net earnings and net earnings per share information for the three years ended December 31, 2002 as though SFAS 142 had been in effect at the beginning of fiscal 2000:

                                                 Year Ended December 31,
                                          -----------------------------------
                                               2002        2001       2000
                                          ----------- ----------- -----------
Reported net income                       $ 6,684,458 $ 1,517,746 $   832,458
Goodwill amortization                             ---     556,604     556,604
                                          ----------- ----------- -----------
Adjusted net income                       $ 6,684,458 $ 2,074,350 $ 1,389,062
                                          =========== =========== ===========
Basic net income per share:
  Reported                                $       .61 $       .17 $       .10
  Goodwill amortization                           ---         .06         .06
                                          ----------- ----------- -----------
  Adjusted                                $       .61 $       .23 $       .16
                                          =========== =========== ===========
Diluted net income per share:
  Reported                                $       .56 $       .15 $       .09
  Goodwill amortization                           ---         .06         .06
                                          ----------- ----------- -----------
  Adjusted                                $       .56 $       .21 $       .15
                                          =========== =========== ===========

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets, including definite-lived intangible assets, and the disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144, which supersedes SFAS No. 121, on January 1, 2002.

The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (15-20 years) of such technology.

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

The Company assesses the recoverability of its definite-lived intangible assets primarily based on its current and anticipated future undiscounted cash flows. At December 31, 2002, the Company does not believe there has been any impairment of its intangible assets.

The Company expects to record annual amortization expense of approximately $1,269,792 in 2003, $1,232,324 in 2004, $1,201,936 in 2005, $1,198,948 in 2006 and $1,198,052 in 2007 related to its intangible assets as of December 31, 2002.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Warranty Obligations

The Company's products are generally covered by a one-year warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimated costs to service the Company's warranty obligations are based on historical experience and expectation of future conditions.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense, included in marketing expense was $74,673, $20,592 and $24,716 at December 31, 2002, 2001 and 2000, respectively.

Deferred Taxes

Deferred income taxes are recorded based on the liability method and represent the tax effect of the differences between the financial and tax basis of assets and liabilities other than costs in excess of the net assets of businesses acquired.

Based Compensation

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

Stock compensation issued to non-employees is measured at fair value over the service period and recorded as compensation expense in the Statement of Income.

Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. Basic earnings per share for 2002, 2001 and 2000 are based upon 10,900,040, 8,926,985, and 8,507,048 shares, respectively. Diluted earnings per share for 2002, 2001 and 2000 are based upon 11,891,637, 9,917,007, and 9,398,934 shares, respectively. The following table presents the reconciliation of basic and diluted shares:

                                               2002        2001       2000
                                           ----------   ---------   ---------
Weighted-average shares outstanding
  (basic shares)                           10,900,040   8,926,985   8,507,048
Effect of dilutive instruments(1)
     Stock options                            991,597     990,022     847,349
     Warrants                                     ---         ---      44,537
                                           ----------   ---------   ---------
     Dilutive potential common shares         991,597     990,022     891,886
                                           ----------   ---------   ---------
Diluted shares                             11,891,637   9,917,007   9,398,934
                                           ==========   =========   =========

(1) See Note 7 for a description of these instruments.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For 2002, 2001 and 2000 the incremental shares used for dilutive earnings per share relate to stock options and warrants whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 24,750 shares at an average price of $19.79 per share were outstanding in 2001 and options to purchase 12,975 shares at an average price of $15.38 per share were outstanding in 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 2002, all options were included in the computation of diluted earnings per share.

Following is the Company's computation of basic and diluted income per share for the years ended December 31:

                                               2002        2001       2000
                                           -----------  ----------  ----------
Basic income per share:

    Weighted average common
        Shares outstanding                  10,900,040   8,926,985   8,507,048
                                           -----------  ----------  ----------
                                           -----------  ----------  ----------
    Net income                             $ 6,684,458  $1,517,746  $  832,458
                                           -----------  ----------  ----------
    Net income per share                   $      0.61  $     0.17  $     0.10
                                           -----------  ----------  ----------
Diluted income per share:

    Weighted average common
        shares outstanding                  10,900,040   8,926,985   8,507,048
    Stock options and warrants - based
        on the treasury stock method
        using average market price             991,597     990,022     891,886
                                           -----------  ----------  ----------
    Diluted common and common equivalent
        shares outstanding                  11,891,637   9,917,007   9,398,934
                                           -----------  ----------  ----------

                                           -----------  ----------  ----------
    Net income                             $ 6,684,458  $1,517,746  $  832,458
                                           -----------  ----------  ----------
    Net income per share                   $      0.56  $     0.15  $     0.09
                                           -----------  ----------  ----------

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted.

(3)	Acquisitions

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology based in St. Paul Minnesota. Under the terms of the transaction, which was structured as a merger, the Company acquired only MicroNet's proprietary technology and certain associated tangible assets. At closing, the Company paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of ANS common stock valued at $4,648,421. The Company also paid acquisition related costs of $859,460. The allocation of the purchase price as of December 31, 2002 is as follows: purchased technology $5,761,558, tradenames $138,181 and non-compete agreements $108,142. In addition to the initial purchase price paid at closing, if certain product, regulatory and sales milestones are met, ANS could pay an additional number of shares of common stock with an aggregate value of up to $9,000,000. All milestones must be met within the next four to five years, depending on the milestone.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                 Net revenue                                 $ 119,481
                 Loss before income tax benefit               (591,600)
                 Net loss                                     (347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

                 Net cash used by operating activities       $(647,210)
                 Net cash used by investing activities         (14,516)
                 Net cash used by financing activities         (10,718)
                        Net decrease in cash                 $(672,444)

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income:

                                                                2000
                                                             ------------
            Total net revenue:
               As previously reported by the Company         $23,081,624
               HDI, for the year ended November 30            10,366,270
               Elimination of intercompany transactions       (1,620,896)
                                                             ------------
               As restated                                   $31,826,998
                                                             ============

                                                                2000
                                                             ------------
            Net income:
               As previously reported by the Company         $   953,644
               HDI, for the year ended November 30                28,833
               Elimination of intercompany transactions         (150,019)
                                                             ------------
               As restated                                   $   832,458
                                                             ============

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(5)	Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2002:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                           -----------  ----------  ----------  -----------
Freddie Mac and Federal Home Loan
  Bank notes                               $   770,814  $      --   $   15,474  $   755,340
Investment grade municipal bonds
                                             2,222,170       5,349      10,915    2,216,604
7-day and 35-day AAA municipal bond
  floaters                                  82,825,000         --          --    82,825,000
                                           -----------  ----------  ----------  -----------
                                           $85,817,984  $    5,349  $   26,389  $85,796,944
                                           ===========  ==========  ==========  ===========

Estimated fair value for the investment grade municipal bonds, 7-day and 35-day municipal bond floaters and Freddie Mac and Federal Home Loan Bank notes is provided by the brokerage firms holding such bonds and notes at each reporting period by utilizing a standard pricing service.

At December 31, 2002, no individual security represented more than 6.5% of the total portfolio or 3.5% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2002.

The following is a summary of available-for-sale securities at December 31, 2001:

                                                          Gross       Gross
                                                        Unrealized  Unrealized  Estimated
                                               Cost       Gains       Losses    Fair Value
                                           -----------  ----------  ----------  ----------
FNMA and Federal Home Loan Bank notes      $ 1,038,783  $       --  $   10,034  $1,028,749
Investment grade municipal bonds             1,047,456         258       4,241   1,043,473
Real estate investment trust                    97,682          --      18,182      79,500
                                           -----------  ----------  ----------  ----------
                                           $ 2,183,921  $      258  $   32,457  $2,151,722
                                           ===========  ==========  ==========  ==========

At December 31, 2001, no individual security represented more than 25% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2001.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6)	Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

                                                         2002           2001
                                                     ------------   ------------
      Deferred tax assets:

         Net operating loss carry forwards           $  1,181,086   $    670,128
         Accrued expenses and reserves                  1,051,871        870,720
         Marketable securities                              8,303         10,949
         Other                                            141,809        141,569
                                                     ------------   ------------
         Total deferred tax assets                      2,383,069      1,693,366
                                                     ------------   ------------
      Deferred tax liabilities:

         Purchased intangible assets                   (4,464,083)    (1,388,255)
         Equipment and fixtures                          (528,308)      (895,390)
                                                     ------------   ------------
         Total deferred tax liabilities                (4,992,391)    (2,283,645)
                                                     ------------   ------------
         Net deferred tax liabilities                $ (2,609,322)  $   (590,279)
                                                     ============  =============

As of December 31, 2002, the Company had a net operating loss carry forward of approximately $3.4 million which expires in years through 2021. This net operating loss carry forward was acquired by the Company in connection with the MicroNet Medical acquisition and its utilization in any future year may be subject to a limitation under Section 382 of the Internal Revenue Code or other provisions which may limit the use of the net operating loss carry forward in any tax year.

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

                                               2002         2001        2000
                                           -----------  -----------  ----------
               Current                     $ 2,841,524  $ 1,747,285  $  841,390
              Deferred                         645,134     (481,819)   (182,866)
                                           -----------  -----------  ----------
                                           $ 3,486,658  $ 1,265,466  $  658,524
                                           ===========  ===========  ===========

A reconciliation of the provision for income taxes to the expense calculated at the U.S. statutory rate follows:

                                               2002         2001        2000
                                           -----------  -----------  ----------
Income tax expense at statutory rate       $ 3,458,179  $   946,292  $   506,934
Tax effect of:
   State taxes                                 275,481       42,959        4,581
   Nondeductible amortization of goodwill           --      189,245      189,279
   Tax-exempt interest                        (291,745)         --           --
   Other                                        44,743       86,970      (42,270)
                                           -----------  -----------  ----------
Income tax expense                         $ 3,486,658  $ 1,265,466  $   658,524
                                           ===========  ===========  ===========

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7)	Stockholders' Equity

The Company has a Shareholder's Rights Plan, adopted in 1996 and amended in 2002, which permits shareholders to purchase shares of the Company's common stock at significant discounts in the event a person or group acquires more than 15% of the Company's common stock or announces a tender or exchange offer for more than 20% of the Company's common stock.

At December 31, 2000, the Company had 119,100 treasury shares. These shares were reissued on January 2, 2001 in connection with the acquisition of assets. See Note 3.

The Company issued 2,875,000 shares of common stock during May 2002 in an underwritten public offering. The Company received net proceeds from the offering of approximately $83.2 million.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, approved by the shareholders during 2000 (the "2000 Plan"), reserved 500,000 shares of common stock for options under the plan. In accordance with the 2000 Plan, on January 1 of each year (commencing in 2001), the aggregate number of shares of common stock reserved for options under the 2000 Plan is increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). At December 31, 2002, the 2000 Plan had a total number of shares reserved of 613,638. On January 1, 2003, options to purchase 221,769 shares of common stock were added to the 2000 Plan.

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

At December 31, 2002, under all of the Company's stock option plans, 2,026,419 shares had been granted and were outstanding, 2,482,503 shares of common stock had been issued upon exercise, and 33,142 shares were reserved for future grants.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Data with respect to stock option plans of the Company are as follows:

 -------------------------------------------------   -----------------------------
                 Options Outstanding                    Exercisable Options
 -------------------------------------------------   -----------------------------
                                       Weighted                       Weighted
                                       Average                        Average
                        Shares      Exercise Price       Shares     Exercise Price
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2000      1,335,249     $    5.63           563,333     $      5.11
 Granted                422,332     $   14.21
 Exercised             (237,674)    $    5.50
 Forfeited              (55,270)    $    6.88
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2001      1,464,637     $    8.08           607,664     $      5.23
 Granted                413,500     $   12.51
 Exercised             (188,809)    $    5.58
 Forfeited              (20,153)    $    8.70
 -----------------   ------------   --------------   ------------   --------------
 January 1, 2002      1,669,175     $    9.44           750,215     $      6.61
 Granted                617,000     $   27.54
 Exercised             (247,506)    $    7.31
 Forfeited              (12,250)    $   17.19
 -----------------   ------------   --------------   ------------   --------------
 December 31, 2002    2,026,419     $   15.17           869,738     $      8.65
 --------------------------------   ==============   ============   ==============

                                                            Exercisable Options
       Options Outstanding at December 31, 2002             at December 31, 2002
--------------------------------------------------------  ------------------------
                             Weighted
                              Average        Weighted                   Weighted
   Range of                  Remaining        Average                   Average
Exercise Price   Shares    Life (Years)   Exercise Price   Shares   Exercise Price
--------------  ---------  ------------   --------------  --------  --------------
$ 5.00-7.49       623,684      5.57       $      5.54      561,184  $     5.42
$ 7.50-10.49       79,706      6.28       $      8.80       39,691  $     8.59
$10.50-13.99      338,047      7.53       $     11.12       92,497  $    11.58
$14.00-17.49      263,107      7.06       $     14.50      119,241  $    14.50
$17.50-21.00      106,875      8.30       $     19.36       31,625  $    19.37
$21.01-30.00      615,000      8.92       $     27.54       25,500  $    28.46
--------------  ---------  ------------   --------------  --------  --------------
                2,026,419      7.28       $     15.17      869,738  $     8.65
                =========  ============   ==============  ========  ==============

In accordance with APB No. 25, the Company has not recorded compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average fair value of an option granted in 2002, 2001 and 2000 was $13.17, $6.24 and $5.76, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                             2002       2001     2000
                                          ---------- -------- ---------
      Risk-free interest rate                 4.5%      4.4%      5.9%
      Average life of options (years)         3.0       3.0       3.0
      Volatility                             67.6%     74.5%     52.4%
      Dividend Yield                            --        --        --

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Had the compensation expense been recorded based on these hypothetical values, pro forma net income (loss) for 2002, 2001 and 2000 would have been $4,576,659, $(95,632) and $(436,109), respectively, and pro forma diluted net income (loss) per common share for 2002, 2001 and 2000 would have been $.38, $(.01) and $(.05), respectively.

(8)	Commitments and Contingencies

On February 1, 1999, the Company sold its principal office and manufacturing facility in Allen, Texas to Atrion Corporation. Atrion leased space to the Company at the rate of $48,125 per month from February 1, 1999 through May 31, 1999. The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308, subject to certain annual adjustments for increases in expenses for common area maintenance and property taxes. The monthly rental rate was increased to $50,951 in January 2002. In September 2002, the Company amended its lease agreement to add approximately 9,700 square feet of office space located in the same complex as its 40,000 square foot corporate headquarters. The lease on the additional space expires during August 2004, the same as the corporate headquarters facility. The monthly rental rate on the 9,700 square feet of office space is $11,485. Future minimum rental payments relating to the leased facilities for the years ended December 31 are $749,244 in 2003 and $499,496 in 2004.

The Company also leases facilities in New Jersey as a result of the January 2001 acquisition of HDI. One of the facilities, located in Budd Lake, New Jersey, is 10,348 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. The lease expires on February 28, 2004 and has a monthly rental rate of $9,615. The Company also leases 18,582 square feet of space in Hackettstown, New Jersey used for the O.E.M. manufacturing operations. The Hackettstown lease, which expires on December 31, 2005, has a monthly rental rate of $9,517 and is renewable for one additional three-year period. Future minimum rental payments relating to the leased facilities for HDI for the years ended December 31 are $229,584 in 2003, $133,434 in 2004 and $114,204 in 2005.

The Company leases transportation equipment under non-cancelable operating leases with expirations ranging from March 2005 until October 2006. Future minimum rental payments under non-cancelable transportation leases for the years ended December 31 are $47,768 in 2003, $47,768 in 2004, $26,496 in 2005 and $8,481 in 2006.

The Company leases office equipment under non-cancelable operating leases expiring through 2004. Monthly payments on the office equipment leases are $2,412. Future minimum rental payments under non-cancelable equipment leases until the expiration of the leases are $28,938 in 2003 and $4,824 in 2004.

Total rent expense for facilities, transportation and office equipment for the years ended December 31, 2002, 2001 and 2000 was $1,063,097, $858,761 and $791,192, respectively.

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
Notes to Consolidated Financial Statements (continued)

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

Certain of the Company's distributor sales agreements contain an early termination provision that permits the Company to terminate the agreement without cause by paying an early termination fee equal to 25% of the prior year's sales to the distributor. The termination fee for the Company's two existing distributors would range from $392,000 to $1,157,000. In addition, under the Company's sales agreements with its independent sales agents, the Company can terminate those agreements without cause by paying an early termination fee equal to 100% of the commissions that would otherwise be payable on sales in the territory for the 90 days after termination and 50% of the commission that would otherwise be payable on sales in the territory for the 90 day period after the first 90 day period.

In addition, under its distributor agreements, sales agent agreements and certain other ordinary course commercial contracts with third parties, the Company typically agrees to indemnify the other contracting party from damages and costs that may arise from product liability claims. The terms of the agreements and contracts vary and the potential exposure under these indemnities cannot reasonably be estimated or determined. Historically, product liability claims for our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets.

(9)	Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company's accounts receivable from its Neuro Products segment are due primarily from hospitals, insurance companies and distributors located throughout the country. Internationally, the Company's accounts receivable from its Neuro Products segment are due primarily from distributors located in Europe and Australia. For the HDI O.E.M segment, all of the accounts receivable are due from privately held and publicly traded medical device companies based in the United States. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management's expectations.

Net sales of implantable neurostimulation systems to one major customer, Sun Medical, Inc., for each of the years ended December 31, as a percentage of net revenue from the Neuro Products segment, were as follows: 2002- 14%, 2001- 15% and 2000- 14%. In March 2003, the Company acquired Sun Medical's pain management business and hired substantially all of that business' salesforce.

Net sales of O.E.M. products and services to two major customers for the year ended December 31, 2002, as a percentage of net revenue from the HDI O.E.M. segment were 63% and 26%, respectively. Net sales of O.E.M products and services to three major customers for the year ended December 31, 2001, as a percentage of net revenue from the HDI O.E.M. segment were 60%, 17% and 11%, respectively. Net sales of O.E.M. products and services to three major customers for the year ended December 31, 2000, as a percentage of net revenue from the HDI O.E.M. segment were 49%, 24% and 17%, respectively.

Foreign sales, primarily Europe and Australia, for the years ended December 31, 2002, 2001 and 2000 were approximately 8%, 10% and 7% of net revenue from the Neuro Products segment, respectively. The HDI O.E.M. segment had no foreign sales for the years ended December 31, 2002, 2001 and 2000, respectively.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(10)	Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the "Plan") available to substantially all employees of its Neuro Products segment. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants' contributions to a maximum of 6% of the participants' compensation. As a result of the acquisition of HDI, the Company also has a defined contribution retirement savings plan (the "HDI Plan") available to substantially all employees of HDI. The HDI Plan permits employees to elect salary deferral contributions of up to 15% of their eligible compensation, subject to statutory limitations, and requires the Company to make matching contributions equal to 100% of the participants' contributions to a maximum of 5% of the participants' eligible compensation. The Board of Directors may change the percentage of matching contribution under either of the plans at their discretion. The expense of the Company's contribution for the years ended December 31 was $346,125 in 2002, $305,091 in 2001 and $270,987 in 2000.

(11)	Sale of Facility/Accrued Tax Abatement Liability

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company's principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the cardiovascular operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends to reverse the potential obligation of $969,204 in September 2003, which would result in the reporting of "other income" in this amount in the Consolidated Statement of Income.

(12)	Segment Information

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Intersegment revenue from HDI is billed at cost with no intercompany mark-up.

Segment data as of and for the year ended December 31, 2002 is as follows:

                                  Neuro        HDI       Intercompany  Consolidated
                                Products      O.E.M.     Eliminations     Total
                             ------------- ------------- ------------- -------------
 Revenue from external
  customers                  $  46,712,158 $  10,659,855 $         --- $  57,372,013
 Intersegment revenues       $         --- $   5,663,216 $ (5,663,216) $         ---
 Segment income from
  operations                 $   7,013,895 $   2,234,312 $         --- $   9,248,207
 Segment assets              $ 154,451,136 $   8,982,629 $ (5,089,638) $ 158,344,127

Segment data as of and for the year ended December 31, 2001 is as follows:

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

Segment data as of and for the year ended December 31, 2000 is as follows:

                                  Neuro        HDI       Intercompany  Consolidated
                                Products      O.E.M.     Eliminations     Total
                             ------------- ------------- ------------- -------------
 Revenue from external
  customers                  $  23,081,624 $   8,745,374 $         ---  $ 31,826,998
 Intersegment revenues       $         --- $   1,620,896 $ (1,620,896)  $        ---
 Segment income from
  operations                 $   1,108,894 $      67,985 $   (231,452)  $    945,427
 Segment assets              $  45,371,687 $   7,391,078 $ (3,198,199)  $ 49,564,566
(13)	Subsequent Event

In January 2003, the Company made a minority investment of $1 million in cash to purchase common stock in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

In March 2003, the Company acquired the assets of the pain management business of Sun Medical, Inc. for approximately $5.1 million in cash. Sun Medical was the largest distributor of the Company's Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, the Company hired substantially all of the salespersons who worked for Sun Medical's pain management business. The assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other intangible assets but specifically excludes cash and accounts receivable as of the closing date.

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

The Securities Exchange Act of 1934

Schedule II - Valuation and Qualifying Accounts
Advanced Neuromodulation Systems, Inc. and Subsidiaries
December 31, 2002

                                      Balance at                 Charged to
                                      Beginning    Charged to       Other                    Balance at
          Description                  of Year      Expenses      Accounts     Deductions    End of Year
-----------------------------------  -----------   -----------   -----------   -----------   -----------
Year ended December 31, 2002:

    Allowance for doubtful accounts  $ 124,111     $ 186,336     $       --    $  15,056     $ 295,391
    Reserve for obsolete inventory     293,450       121,528             --      112,698       302,280
                                     -----------   -----------   -----------   -----------   -----------
                   Total             $ 417,561     $ 307,864     $       --    $ 127,754     $ 597,671
                                     ===========   ===========   ===========   ===========   ===========

Year ended December 31, 2001:

    Allowance for doubtful accounts  $ 213,249     $  10,000     $       --    $  99,138     $ 124,111
    Reserve for obsolete inventory     310,243       107,880             --      124,673       293,450
                                     -----------   -----------   -----------   -----------   -----------

                   Total             $ 523,492     $ 117,880     $       --    $ 223,811     $ 417,561
                                     ===========   ===========   ===========   ===========   ===========

Year ended December 31, 2000:

    Allowance for doubtful accounts  $ 140,824     $ 102,984     $       --    $  30,559     $ 213,249
    Reserve for obsolete inventory     199,099       111,144             --          --        310,243
                                     -----------   -----------   -----------   -----------   -----------

                   Total             $ 339,923     $ 214,128     $       --    $  30,559     $ 523,492
                                     ===========   ===========   ===========   ===========   ===========

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

2002                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------

  Net revenue                                 $ 11,472,646  $ 13,423,371  $ 14,327,505  $ 18,148,491
  Gross profit                                   6,958,486     8,359,944     9,474,096    11,920,689
  Income from operations                         1,239,225     2,084,679     2,532,874     3,391,429
  Income from operations before income taxes     1,308,425     2,227,928     2,905,351     3,729,412
  Net income                                  $    836,976  $  1,448,441  $  1,942,303  $  2,456,738
--------------------------------------------- ------------- ------------- ------------- -------------
  Basic income per share                      $       0.09  $       0.14  $       0.16  $      0.20
--------------------------------------------- ------------- ------------- ------------- -------------
--------------------------------------------- ------------- ------------- ------------- -------------
  Diluted income per share                    $       0.08  $       0.13  $       0.15  $       0.19
--------------------------------------------- ------------- ------------- ------------- -------------

2001                                             1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
--------------------------------------------- ------------- ------------- ------------- -------------

  Net revenue                                 $  8,340,810  $  9,204,721  $  9,899,973  $ 10,470,931
  Gross profit                                   4,768,021     5,270,066     5,830,956     6,371,956
  Income from operations                           332,764       530,936       783,321     1,161,886
  Acquisition related costs                       (483,766)           --            --            --
  Income (loss) from operations before income
   taxes (benefit)                                 (13,160)      678,703       863,379     1,254,290
  Net income (loss)                           $     (6,261) $    368,514  $    475,244  $    680,249
--------------------------------------------- ------------- ------------- ------------- -------------
  Basic income per share                      $         --  $       0.04  $       0.05  $       0.07
--------------------------------------------- ------------- ------------- ------------- -------------
--------------------------------------------- ------------- ------------- ------------- -------------
  Diluted income per share                    $         --  $       0.04  $       0.05  $       0.07
--------------------------------------------- ------------- ------------- ------------- -------------

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and amoung Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp, and Hi-tronics Designs, Inc.(10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and amoung Advanced Neuromodulaiton Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc. (14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)

Exhibit Number	Description

10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan (4)
10.7	Form of 1995 Employee Stock Option Plan(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan (7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD. (15)
21.1	Subsidiaries(13)
23.1	Consent of Independent Auditors(15)
99.1	Certification of the Chief Executive Officer(15)
99.1	Certification of the Chief Financial Officer(15)

__________________________________

(1)	Filed as an Exhibit to the Company's Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q dated for the quarterly period ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed as an Exhibit to the report of the Company on Form 10-K dated for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.
(15)	Filed herewith.

EXHIBIT 10.18

SECOND AMENDMENT TO LEASE AGREEMENT

THIS SECOND AMENDMENT TO LEASE AGREEMENT ("Second Amendment") is entered into to be effective as of September 1, 2002, by and between PLANO R&D ASSOCIATES, LTD., a Texas limited partnership ("Landlord") and ADVANCED NEUROMODULATION SYSTEMS, INC., a Texas corporation ("Tenant").

Recitals

A.     Legacy Lincoln I, Ltd., Landlord's predecessor-in-interest, leased to tenant approximately 40,680 square feet of Net Rentable Area (the "Premises") in Building D located at 6501 Windcrest of that certain project known as "Lincoln R&D at Legacy: in Plano, Texas pursuant to a certain Lease Agreement dated February 4, 1999 (the "Original Lease"). The Original Lease was amended pursuant to a certain First Amendment to Lease Agreement dated April 21, 1999 (the "First Amendment"), which together with the Original Lease is hereunder called the "Lease". Unless otherwise defined in this Second Amendment, the terms used in this Second Amendment shall have the same meanings as ascribed to such terms in the Lease.

B.     Tenant now desires to expand the Premises by leasing additional space containing 9,672 square feet of net Rentable Area in Building C of the Project located at 6509 Windcrest ("Expansion Premises"). A Site Plan depicting the Premises and the Expansion Premises is attached hereto as Exhibit "A" and made a part hereof for all purposes.

C.     Landlord is willing to lease the Expansion Premises to Tenant, and Tenant is willing to lease and take from Landlord the Expansion Premises, all upon the terms and conditions set forth in this Second Amendment.

Agreements

NOW, THEREFORE, for and in consideration of the foregoing recitals, together with other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Landlord and tenant hereby agree as follows:

1.     Landlord herby leases to Tenant, and Tenant hereby leases and takes from Landlord, the Expansion Premises, on the terns and conditions set forth in the Lease, as amended by the First Amendment and the Second Amendment. Upon execution of this Second Amendment, the Premises will be deemed to include the Expansion Premises, unless different terms apply to the Expansion Premises under the terms of this Second Amendment.

2.     The Term of the Lease as it relates to the Expansion Premises shall begin on September 1, 2002 ("Expansion Premises Commencement Date") and end coterminously with the last day of the Term for the Premises.

3.     Tenant shall pay to landlord with respect to the Expansion Premises, Base Rent, in advance, without demand, deduction or setoff, equal to $11,485.50/month ($14.25/SF/Year), with the first such monthly installment being due and payable on the Expansion Premises Commencement Date, and like monthly installments of Base Rent being due and payable on the first day of each month thereafter during the remainder of the Term.

4.     For purposes of determining "Tenant's Proportionate Share" of Operating Expenses, the Premises shall be deemed to include the Expansion Premises and Section 2(h) of the Lease shall be amended to change Tenant's Proportionate Share from 22.32% to 27.62%. Additionally, the Base year for the Expansion Premises shall be the actual Operating Expenses for the calendar year 2002.

5.     Tenant acknowledges that it has inspected the Expansion Premises and is accepting it "As Is" except as otherwise provided in the Lease. Tenant shall not be entitled to any cash allowance with respect to the Expansion Premises.

6.     Each of the parties represents and warrants to the other that except as expressly set forth in this Paragraph 6, such party has not dealt with any broker, agent or other person in connection with this Second Amendment through the acts of or employment of either party, and each party hereby agrees to indemnify, defend and hold the other party harmless from all liability arising from any claim for brokerage commissions of any kind (including, without limitation, attorneys' fees incurred in connection therewith( in connection with this Second Amendment, which claim arises (directly or indirectly) out of an agreement, contract, course of dealings or relationship between Tenant and the claiming party.

Notwithstanding anything to the contrary contained herein, Tenant has retained Henry S. Miller Commercial as its broker (the "Broker"). Landlord agrees to pay all brokerage commissions that may be due to the Broker in connection with this Second Amendment pursuant to a separate agreement entered into between Landlord and Broker.

7.     Except as provided otherwise in this Second Amendment, all of the terms and provisions of the Lease shall apply and be in effect with respect to the Expansion Premises in the same manner and to the same extent that they apply and are in effect with respect to the Premises.

8.     Except as modified hereby, the Lease, as to both the Premises and the Expansion Premises, remains unchanged and in full force and effect, and by their execution hereof, Landlord and Tenant ratify and confirm all of the terms and provisions thereof.

9.     If for any reason Landlord is unable to deliver possession of the Premises to Tenant on the Expansion Premises Commencement Date, then the Expansion Premises Commencement Date shall be extended to the date Landlord can deliver the Premises to Tenant, and Landlord shall have no liability to Tenant for such delay, except that Tenant shall have no obligation to pay rent until the actual Expansion Premises Commencement Date.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Second Amendment as of the day and year first above written.

LANDLORD: PLANO R&D ASSOCIATES, LTD., a Texas limited partnership
By: LINCOLN-LEGACY TECH I, LTD., a Texas limited partnership, General Partner
By: LINCOLN GP LEGACY TECH I, INC., a Texas Corporation, General Partner
By: /s/ Thomas H. Kuhlmann Name: Thomas H. Kuhlmann Title: Vice President

TENANT: ADVANCED NEUROMODULATION SYSTEMS, INC., a Texas corporation

By: /s/ Stuart B. Johnson Name: Stuart B. Johnson Title: Vice President Operations

EXHIBIT 21.1

SUBSIDIARIES

Hi-Tronics Designs, Inc.	New Jersey Corporation
MicroNet Medical, Inc.	Minnesota Corporation

EXHIBIT 23.1

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-82414) pertaining to the Advanced Neuromodulation Systems, Inc. 1979 Amended and Restated Employees' Stock Option Plan; (Form S-8 No. 2-91410) pertaining to the Advanced Neuromodulation Systems, Inc. Directors' Stock Option Plan; (Form S-8 No. 333-00967) pertaining to the Advanced Neuromodulation Systems, Inc. 1995 Stock Option Plan and the Advanced Neuromodulation Systems, Inc. Sales and Marketing Employees Stock Option Plan; (Form S-8 No. 333-75879) pertaining to the Advanced Neuromodulation Systems, Inc. 1998 Stock Option Plan; (Form S-8 No. 333-61240) pertaining to the Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan; (Form S-8 No. 333-85968) pertaining to the Advanced Neuromodulation Systems, Inc. 2001 Employee Stock Option Plan; (Form S-3 No. 333-40927) pertaining to the registration of 100,000 shares of Common Stock issued pursuant to a Common Stock Purchase Warrant between Advanced Neuromodulation Systems, Inc. and Robert L. Swisher, Jr.; (Form S-3 No. 333-53440) pertaining to the registration of 1,223,825 shares of Common Stock issued pursuant to an Agreement and Plan of Merger dated November 30, 2000 between the Company and Hi-tronics Designs, Inc. and an Asset Purchase Agreement dated as of January 2, 2001 between the Company and Implantable Devices Limited Partnership, ESOX Technology Corporation and Implantable Devices, Inc.; (Form S-3 No. 333-101911) pertaining to the registration of 156,302 shares of Common Stock issued pursuant to an Agreement and Plan of Merger dated November 4, 2002 between the Company and MicroNet Medical, Inc. and the related Prospectuses of our report dated March 27, 2003, with respect to the consolidated financial statements and schedule of Advanced Neuromodulation Systems, Inc. and Subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/Ernst & Young LLP Ernst & Young LLP

Dallas, Texas
March 27, 2003

EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Annual Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher G. Chavez, Chief Executive Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of March 28, 2003.

/s/ Christopher G. Chavez
Name: Christopher G. Chavez Title: Chief Executive Officer

Note: The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed as part of the Form 10-K or as a separate disclosure document.

EXHIBIT 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
(AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Annual Report of Advanced Neuromodulation Systems, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. Robert Merrill III, Chief Financial Officer of the Company, certify to the best of my knowledge and in my capacity as an officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

IN WITNESS WHEREOF, the undersigned has executed this Certificate, effective as of March 28, 2003.

/s/ F. Robert Merrill III
Name: F. Robert Merrill III Title: Chief Financial Officer

Note: The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and is not being filed as part of the Form 10-K or as a separate disclosure document.