Form 10-K/A
period 2002-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2003-05-09
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1646002 (I.R.S. Employer Identification No.)

6501 Windcrest Drive, Plano, Texas (Address of principal executive offices)	75024 (Zip Code)

Registrant’s telephone number, including area code: (972) 309-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Title of Class

Common Stock, $.05 Par Value

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

     Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2002: $349,090,251

     Number of shares outstanding of the registrant’s Common Stock as of March 17, 2003: 12,476,795

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on June 4, 2003, are incorporated by reference into Part III.

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

We market our products to physicians who specialize in managing chronic pain. We define chronic pain as pain that persists or recurs for more than six months, is resistant to conservative therapies and significantly restricts a patient’s normal activities. There are approximately 3,000 pain management specialists in the U.S., approximately 80% of whom are anesthesiologists and approximately 20% of whom are neurosurgeons or orthopedic surgeons, and the number of pain management specialists is growing steadily.

We currently market three principal product lines: our Renew® radio frequency (RF) system, our Genesis® and GenesisXP™ implantable pulse generator (IPG) systems and our AccuRx® implantable drug pump. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs. Renew’s advanced features effectively manage complex and multi-extremity pain patterns and provide pain management specialists with significant programming flexibility. We began selling Genesis in Europe in the first quarter of 2001 and in the U.S. and Australia in January 2002 for treatment of chronic pain of the trunk and limbs. We believe that Genesis offers a superior size-to-function ratio, greater patient comfort, more flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage. Additionally, we recently received approval from the U.S. Food and Drug Administration (FDA) to market an enhanced version of Genesis, the GenesisXP IPG system for treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis resulting in enhanced longevity and/or additional power to treat more complex pain. We began selling AccuRx in certain international markets in the second quarter of 2001 and recently completed all implants in a 109 patient clinical trial we are conducting of AccuRx in the U.S. under an investigational device exemption (IDE) from the FDA. AccuRx is smaller than the other constant rate drug pumps currently on the market, and it incorporates a new polymeric diaphragm technology that makes it more precise under varying conditions than other constant rate drug pumps. We expect to file our pre-market approval (PMA) application for AccuRx with the FDA later in 2003.

Our Hi-tronics Designs, Inc. (HDI) subsidiary, which we acquired in January 2001, designs and manufactures medical devices for us, and for other companies on an O.E.M. (original equipment manufacturer) basis. HDI’s core strength is in developing highly-sophisticated electromechanical devices featuring electronic circuits with very low power requirements. We acquired HDI to leverage its expertise in development and manufacturing and benefit from its technology platforms.

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

The primary factors driving this growth include the following:

•	Increased physician and patient awareness of the benefits of neuromodulation. Neuromodulation can manage pain effectively, is minimally invasive, has few side effects and is generally reversible. As physicians and their patients are becoming more aware of these benefits and more accepting of this treatment option, neuromodulation is being used earlier in the process of managing chronic pain. Consequently, the number of pain management specialists worldwide who understand and are trained to use neuromodulation products and techniques is growing steadily.

•	Expanded indications for the use of neuromodulation products. Neuromodulation products have demonstrated success in the treatment of indications outside of chronic pain. The recent approval by other companies of the use of these products to address new indications, including essential tremor, Parkinson’s Disease, and incontinence, as well as future approvals to treat angina and severe headaches, should expand the neuromodulation market.

•	Technological advances in neuromodulation products. Advances in technology have decreased the size of neuromodulation devices, increased the longevity of their power sources and enhanced programmability and other functional components of the devices, leading to better results for patients.

•	Patients’ increased focus on quality of life. In the past, chronic pain sufferers were often resigned to long-term use of pain-killing drugs, often bedridden and unable to maintain a normal lifestyle. Today, many chronic pain patients hope to resume an active lifestyle following an injury or illness, and thus more likely to consider and accept neuromodulation therapy.

Our Strategy

Our objective is to be a leading provider of a full range of innovative neuromodulation devices for the management of chronic pain and nervous system disorders. To achieve this objective, we are pursuing the following business strategies:

•	Expand our presence in the chronic pain market. Through the recent launches of our IPG systems, we have entered a market that is estimated to be four times larger than the RF market, and thus significantly expanded our potential market opportunity. We intend to increase our penetration of the chronic pain market by enhancing our sales and marketing resources. We also intend to leverage our relationships with pain management specialists as well as our favorable track record with our RF systems to grow our market share in the IPG portion of the neurostimulation market and to further strengthen our position in the RF portion of this market.

•	Pursue regulatory approvals for new treatment indications. We believe our neurostimulation technology platforms have broad applicability for multiple treatment indications beyond chronic pain conditions. We will pursue regulatory approvals for new clinical applications to treat disorders affecting large patient populations, including essential tremor, Parkinson’s Disease, pelvic pain and severe headaches, where neuromodulation has demonstrated success.

•	Continue to build and expand our technology leadership. We have focused on building a corporate infrastructure and core competency in research and development, manufacturing, sales and marketing, reimbursement and regulatory affairs to provide our customers with the highest quality products and services. We believe this strategy will enable us to expand our existing product platforms into new applications and product offerings. We will continue to invest significant resources in the development of our infrastructure and technology platforms to maintain our reputation as a leader in the neuromodulation market.

•	Evaluate and pursue acquisitions and strategic alliances. We will pursue acquisitions and strategic alliances that complement our existing neuromodulation business, products and technology platforms and that enhance our product development, technological and marketing capabilities.

Our Products

Within the neuromodulation market, there are two main categories of treatment: neurostimulation, in which an implanted device delivers electrical current directly to targeted nerve sites, and implantable drug pumps, in which an implanted pump delivers drugs directly to a targeted site. We currently market products in both of these treatment categories.

Neurostimulation Therapy Overview

Neurostimulation involves delivering small, mild electrical pulses to the spinal cord or peripheral nerves to inhibit or block the sensation of pain. This stimulation of nerves at or near the site where pain is perceived masks the sensation of pain by generating a tingling sensation or “paresthesia.” Neurostimulation is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders.

A neurostimulation system typically consists of a pulse generator that produces electrical current, and an external or internal power source. The pulse generator is generally implanted under the patient’s skin in the abdominal area. Leads, which are catheters that contain electrodes and connecting wires, extend from the pulse generator to the targeted therapy site in the epidural space along the spinal cord. The electrodes are centered on the therapy site and deliver electrical current from the pulse generator to the prescribed area. An external programmer allows the physician and patient to adjust the electrical current to the electrodes to optimize the therapeutic effect.

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

Clinical results demonstrate that the majority of patients who are implanted with a neurostimulation system experience a substantial reduction in pain, an increase in activity level, a reduction in use of narcotics and a reduction in hospitalization. We believe these benefits translate into an overall reduction in healthcare costs as well as a significant improvement in the patient’s quality of life.

Our Neurostimulation Products

We currently have two neurostimulation product platforms that we market worldwide: our Renew RF system, which uses an external power source, and our family of totally implantable IPG systems, Genesis and GenesisXP.

Renew

Renew is the latest generation system in our RF stimulation product line and is the leading technology in the RF stimulation market. We introduced Renew in the U.S. during June 1999 and began selling it in international markets during 2000. The Renew system consists of an implanted RF receiver/pulse generator and leads, and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with adhesive tape. Because Renew has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment.

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

Our Neurostimulation Technologies

Although our Renew and Genesis systems differ in certain significant respects, they share similar technology platforms and benefits, including:

•	Greatest number of electrodes. Our Renew system is the only product on the market that can accommodate up to 16 electrodes. In addition, our IPG systems not only allow the use of two quadrapolar, or 4-electrode, leads, but also allow the use of one octapolar, or 8-electrode, lead. A greater number of electrodes results in more comprehensive coverage along the spine, and provides physicians with increased flexibility in accommodating a patient’s changing pain patterns. This advantage may also enable a physician to address the problem of lead “migration”, or lead movement along the spine after implant, noninvasively by reprogramming the patient’s stimulation, rather than using an invasive procedure to revise the placement of the lead. We estimate that lead migration occurs in 10% to 15% of cases.

•	Advanced programmability. Our technologies allow physicians to program the system for rapid and sequential delivery of multiple stimulation programs to cover large, complex pain patterns. Additionally, our systems enable a large number of program choices that allow patients to select a number of different stimulation programs to optimize treatment as pain patterns change. We have also developed PainDoc®, a Windows-based proprietary computerized support system that serves as a programming tool for Renew, Genesis and GenesisXP.

•	Innovative and patented technology. Our neurostimulation devices offer our advanced patented technology, which allows programmability of each individual electrode to a “tri-state” position, either positive, negative or neutral. This provides added flexibility in directing the flow of stimulation and is a valuable tool in addressing lead migration.

•	Reduced size of implanted device. Our Renew receiver, our Genesis IPG and GenesisXP offer smaller “size-to-power” ratios than comparable products currently on the market, which results in enhanced patient comfort.

•	Ease of lead implantation. Our leads are designed for ease of implantation, which makes the procedure easier for physicians to perform and reduces the time required to complete the procedure.

•	User-friendly interface. Our neurostimulation devices have easy-to-use controls and interactive displays that include a stimulation diagram for quick visual confirmation of stimulation coverage.

     The following table summarizes some of the key features of the Renew and Genesis systems:

PRODUCT FEATURES	RENEW	GENESIS

Implanted Elements	receiver/pulse generator, leads	Pulse generator/power supply, leads

External Elements	programmer, transmitter/power supply, antenna	Programmer

Battery	external, rechargeable and replaceable	internal with 2-5 year life, depending on program settings and system use

Programming Control	Up to 24 programs, plus some patient control	Up to 24 programs

Lead and Electrode Capacity	1 to 4 leads utilizing up to 16 electrodes	1 or 2 leads utilizing up to 8 electrodes

Our Implantable Drug Pump Product — AccuRx

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

Implantable drug pumps consist of the pump and a catheter. The pump contains a reservoir that holds the drug and regulates the drug’s delivery rate. The pump is implanted under the skin in the abdominal area and is connected to the catheter, which is tunneled under the skin into either the epidural or intrathecal space of the spinal column. Implantation procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. The pump is refilled by placing a needle through the skin into an access port on the pump and injecting the drug into the reservoir.

Currently, there are two basic types of implantable drug pumps — constant rate and programmable. Constant rate pumps provide drug infusion at a single, continuous flow rate that cannot be changed once the pump has been implanted in the patient. Programmable pumps allow the rate of drug delivery to be non-invasively changed to meet the patient’s needs. According to an industry report, in 2001, worldwide sales of programmable drug pumps were approximately $207 million, as compared with worldwide sales of constant rate drug pumps of $23 million.

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

AccuRx is currently the only constant rate drug pump that is powered by our proprietary polymeric diaphragm, rather than by pressurized gas in a chamber surrounding the drug reservoir. The advantages of this design are that our pump is more precise under varying conditions (because its operation is not affected by changes in the body’s temperature or pressure), simpler to manufacture, smaller than other drug pumps on the market and can hold more drug for its size than competing products.

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

U.S.

With our March 2003 acquisition of Sun Medical’s pain management business, we have expanded our domestic sales force. In the domestic market, we currently use a hybrid sales force, which now consists of 25 direct sales people (including 10 people we hired from Sun Medical), 15 people employed by 2 independent distributors, and 48 commissioned sales agents. We typically have contracts with all of our distributors and sales agents that provide for exclusive territories and sales quotas.

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

Our domestic marketing programs include:

•	medical marketing programs intended to educate physicians and their staffs about our products and their use;

•	surgical training programs offered to physicians interested in improving their surgical techniques;

•	education materials, such as brochures and videos, to educate patients and physicians;

•	reimbursement assistance, with the help of outside consultants, to assist physicians in obtaining appropriate reimbursement for our products and their services;

•	consulting relationships with opinion leaders who provide us feedback about our current and future products, diagnostic and treatment trends and other areas of interest;

•	web site marketing focused on educating both physicians and patients about our product alternatives, reimbursement for our procedures and our company;

•	medical journal advertisements; and

•	involvement in medical device societies and conferences.

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

Major Customers

During 2002, 2001 and 2000, we had one major customer that accounted for 10% or more of our net revenue from our Neuro Products segment. Sun Medical, Inc., a specialty distributor, accounted for $6.3 million, or 13.5% of our Neuro Products segment revenue for the year ended December 31, 2002,

$4.2 million, or 15% of our Neuro Products segment revenue for the year ended December 31, 2001 and $3.2 million, or 14% of our Neuro Products segment revenue for the year ended December 31, 2000. In March 2003, we acquired Sun Medical’s pain management business and hired substantially all of the salespeople who had accounted for those sales. See Note 13 of the Notes to Consolidated Financial Statements.

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

HDI currently manufactures two products for Medtronic, one of which accounts for substantially all of the revenue generated from this customer. This product is manufactured under an exclusive Supply Agreement that expires on January 1, 2005. The terms of the Supply Agreement require Medtronic to purchase its requirements for the device from us through March 31, 2004 and then at least 50% of its requirements through January 1, 2005. The device is sold in the cardiology market and is not competitive with any of our products. The Supply Agreement provides that either party may terminate the agreement prior to January 1, 2005 in the event of a material breach or nonperformance. Additionally, Medtronic can terminate the Supply Agreement prior to January 1, 2005 by paying us a termination fee. Arrow International has engaged HDI to develop a new cardiology product under a Product Development and Manufacturing Agreement. Development is likely to be completed during 2003. At the conclusion of the development, Arrow will likely seek PMA approval from FDA to market and sell the device. Under the agreement with Arrow, HDI has ongoing rights to manufacture the products for clinical trials and subsequent market release if the product is approved.

Research and Development

We currently have an in-house research and development staff of 55 people. In 2002, we spent $5.84 million (10.2% of total net revenue) on research and development, and we expect to increase our investment in research and development and clinical trials for 2003 to approximately $7.9 million.

Our current research and development efforts include work on the following:

•	An IPG stimulation system to address occipital headaches (frequent severe headaches that begin in the back of the head and migrate forward). During the first quarter of 2001, we initiated a pilot clinical study in the U.S., which consisted of 10 patients at 2 sites, to evaluate the efficacy of Genesis for treating occipital headaches. We completed the pilot study during the second quarter of 2002, and the data will be used to determine the parameters for a larger pivotal clinical study to support a PMA application for Genesis to treat occipital headaches. There are approximately one million patients in the U.S. alone who suffer from occipital headaches.

•	IPG stimulation systems for deep brain stimulation to address essential tremor, Parkinson’s Disease and other indications.

•	New applications of our neurostimulation systems to address angina, peripheral vascular disease and sacral nerve stimulation for pelvic pain and incontinence.

•	Next-generation IPG and RF neurostimulation systems.

•	Next-generation drug pumps, including a prototype programmable pump that will take several years to develop, and new applications for drug pumps.

•	Clinical trials that we expect to initiate on several of our new products upon IDE approval from the FDA.

Hi-tronics Designs, Inc.

Our HDI subsidiary developed and is the manufacturer of our Genesis IPG and GenesisXP IPG, and is also the manufacturer of the transmitter used with Renew. HDI’s core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe this expertise will allow us to develop more sophisticated products in less time.

As an O.E.M. manufacturer, HDI has developed and introduced more than 60 medical devices for leading medical device companies in the fields of cardiology, neurology and orthopedics. Through HDI, we offer our customers complete development and manufacturing services, beginning with product definition and design and continuing through validation, prototyping, regulatory approval and manufacturing. In 2002, our O.E.M. operations accounted for 18.6% of our consolidated revenues. We expect this percentage to continue to decrease as our neuromodulation sales continue to grow and as we continue to utilize more of HDI’s manufacturing and development capabilities for our own needs.

Manufacturing

We operate two manufacturing facilities: one in Plano, Texas and the other in Hackettstown, New Jersey. We assemble and package the majority of our neurostimulation devices and implantable drug pumps at our Plano facility. We also manufacture a variety of medical devices and products on an O.E.M. basis in our Hackettstown facility.

Our manufacturing processes largely consist of the assembly of standard and custom components that we purchase from third-party subcontractors, functional testing to ensure adherence to specifications and inspection of completed products, and the manufacture of our own leads and drug pumps. Our implantable devices are assembled and sterilized in a “clean room” environment designed and maintained to reduce product exposure to particulate matter.

We rely on third-party suppliers for most of our products’ components and on single suppliers for several critical components used in our main products, including the computer chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG systems and the medical-grade polyurethane (bionate) that we and our competitors use in our products. We have been notified by the supplier of the computer chip used in the receiver of our RF system that it will cease manufacturing and supplying the computer chip in the future, but to date it has not determined when this will occur. This supplier has agreed to allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new product design that uses an alternative computer chip.

We currently have sufficient manufacturing capacity to support our business plan until we construct and relocate to our new corporate headquarter facility in mid-2004. See Item 2 “Facilities”. We have no backlog.

Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks and agreements to protect our intellectual property. We currently own or hold exclusive field of use licenses to 26 U.S. and 7 foreign patents relating to our stimulation systems’ electrode, receiver, transmitter and programmer technology and our fully-implantable drug pump technology. These and other co-owned and non-exclusively licensed patents cover important aspects of both our RF and IPG stimulation systems for a wide range of current and future applications. We currently have 35 pending U.S. patent applications assigned to us, and 18 pending foreign patent applications. Among other things, these pending patent applications cover new stimulation lead technology, implant accessories, improved connector mechanisms and implantable drug delivery technology.

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and simulation pulse parameter. This patent is scheduled to expire on December 27, 2005. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. A request for an extension of the term of this patent has been filed with the United States Patent Office pursuant to a federal statute that permits us to seek such an extension based on a regulatory approval delay. A final ruling on the extension request has not been made at the present time. While six other U.S. patents owned or licensed by us are due to expire prior to 2006, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business, because the patents cover technologies that are not currently utilized in our existing products or services.

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

We own a number of U.S. trademark registrations, including AccuRx®, Advanced Neuromodulation Systems®, ANS & Design®, PainDoc®, Renew®, and Genesis®. U.S. trademark applications are pending for various trademarks that we believe have value (or will have value) in the marketplace, including Life Gets Better™. We also own trademark registrations and applications in countries outside of the U.S. One of our trademarks, “Quattrode,” is due to expire prior to 2006. Two trademarks, PC-Stim and Compustim, will require a Section 8 statement of use prior to 2006. We intend to renew the marks prior to their expiration and retain our trademark registration rights.

Competition

We are a small company competing in a large and rapidly growing market. We believe that the principal competitive factors in the neuromodulation market are the quality, performance, cost-effectiveness, ease of use, customer service and technical innovation of neuromodulation devices and the existence and benefits of cost-effective alternative therapies.

Our only significant competitor at this time in the neurostimulation portion of the market is Medtronic, one of the world’s largest medical device companies, which has substantially greater resources and marketing power than we do. The neuromodulation market is one of Medtronic’s fastest growing segments. Competitive pressures could increase in the future as Medtronic attempts to secure and grow its position in the neuromodulation market. In the constant rate drug pump portion of the market, our principal competitors are Medtronic and Johnson & Johnson.

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

Government Regulation

In the U.S., we are subject to regulation by numerous governmental authorities, principally the FDA. The research and development, manufacturing, promotion, marketing and distribution of our products in the U.S. are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the FDC Act and Regulations). We are subject to inspection by the FDA for compliance with the procedures set forth in the FDC Act and Regulations. Both of our manufacturing operations are required to comply with the FDA’s Quality System Regulations, commonly referred to as QSR. QSR addresses design controls and methods, facilities and quality assurance controls used in manufacturing medical devices.

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

The financial arrangements through which we market, sell and distribute our products are subject to federal and state laws and regulations in the U.S. with respect to patients who are Medicare or Medicaid beneficiaries. These laws include “fraud and abuse” and physician anti-referral laws and regulations. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include all patients, as opposed to just Medicare and Medicaid beneficiaries. Additionally, our financial arrangements with our customers may be subject to increasing regulation in the future, due to proposed health reform initiatives. Although we do not believe that we will need to undertake any significant expense or modification to our manufacturing operations or the conduct of our business to comply with current or proposed federal or state fraud and abuse or physician anti-referral laws or regulations, if we do not comply with any such laws or regulations, our business practices could be adversely affected, and we may also be affected in other respects not presently foreseeable that could have an adverse impact on our business, financial condition and results of operations.

Third-Party Reimbursement

Hospitals and ambulatory surgery centers are the primary purchasers of neuromodulation products. These primary purchasers then bill various third-party payors for the neuromodulation products and procedures they provide to their patients. In the U.S., these third-party payors include Medicare and Medicaid, private insurance companies and managed care organizations, and workers’ compensation programs. Third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products, and coverages and reimbursement levels for neuromodulation products vary among these three primary purchasing groups and the healthcare setting in which physicians perform procedures, and change from year to year.

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

Website and Availability of SEC Reports

Our website is located at www.ans-medical.com. We post our most recent annual report on Form 10-K and quarterly reports on Form 10-Q filed subsequent to our most recent annual report on Form 10-K on our website under the heading Investors/Financial Information, and make our current reports on Form 8-K and other SEC filings available through our website by way of a link to www.freeedgar.com under the heading “Click here for additional financial information.” We have began posting our current reports on Form 8-K on our website when we electronically file them with the SEC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol “ANSI.” On March 17, 2003, there were approximately 578 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

2001:	High	Low

First Quarter	$26.88	$11.00
Second Quarter	$26.00	$10.63
Third Quarter	$25.85	$19.00
Fourth Quarter	$35.55	$20.02

2002:	High	Low

First Quarter	$36.20	$28.52
Second Quarter	$33.80	$28.50
Third Quarter	$36.92	$24.92
Fourth Quarter	$37.73	$28.51

2003:	High	Low

First Quarter (through March 17, 2003)	$38.84	$34.16

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2002

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
Plan category	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders(2)	1,599,794	$13.24	26,950
Equity compensation plans not approved by security holders(1)(2)	426,625	$22.40	6,192

Total	2,026,419	$15.17	33,142

(1)	Executive officers and members of the Board of Directors are not eligible to receive stock option grants under non-shareholder approved plans.

(2)	Certain of the plans allow the aggregate number of shares of common stock reserved for options under the plan to be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive).

Equity Compensation Plans Not Approved by Security Holders. In April 2001, the Board of Directors adopted the 2001 Employee Stock Option Plan (the 2001 Plan). The purpose of the 2001 Plan is to furnish additional equity incentives to key employees of the Company, other than executive officers of the Company. Members of the Board of Directors are also ineligible to participate in the 2001 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the Company by furnishing incentives to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to such personnel to promote the success of the business of the Company and its subsidiaries. The total number of shares of common stock issuable under the 2001 Plan is 180,000, subject to an adjustment on January 1 of each year (commencing on January 1, 2002), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2002 and 2003, 33,192 shares and 77,048 shares, respectively were added to the 2001 Plan pursuant to this provision. All options granted under the 2001 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2001 Plan expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. The exercise price of an option granted under the 2001 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to furnish additional equity incentives to advisory directors, consultants and key employees of the Company, other than executive officers of the Company. Members of the Board of Directors are also ineligible to participate in the 2002 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the Company by furnishing incentives to attract and retain the best available advisory directors, consultants and key employees for positions of substantial responsibility and to provide incentives to such advisory directors, consultants and key employees to promote the success of the business of the Company and its subsidiaries. The total number of shares of common stock issuable under the 2002 Plan is 225,000, subject to an adjustment on January 1 of each year (commencing on January 1, 2003), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2003, 81,315 shares were added to the 2002 Plan pursuant to this provision. All options granted under the 2002 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2002 Plan expire six years from the date of grant for advisory directors and consultants and ten years from the date of grant for key employees. For the most part, stock option grants to key employees under the 2002 Plan are exercisable one-fourth each year over a four-year period of continuous service while stock option grants to advisory directors and consultants vary from one-half each year over a two-year period of service to one-fourth each year over a four-year period of service. The exercise price of an option granted under the 2002 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000		1999	1998

	(in thousands, except per share data)
Statements of Income Data:(1)(2)
Net revenue(3)	$57,372	$37,916	$31,827		$26,879	$23,417
Total net revenue	57,372	37,916	31,827		35,779	26,517
Gross profit	36,713	22,241	17,127		23,852	17,093
Research and development expense	5,843	4,928	3,854		4,097	2,790
Marketing, general and administrative and amortization expenses	21,622	14,504	12,328		11,286	10,701
Income from operations	9,248	2,809	945		8,469	3,602
Net income from continuing operations	6,684	1,518	832		5,817	2,327
Loss from discontinued operations	—	—	—		—	(212)
Gain on the sale of assets of discontinued operations	—	—	—		—	4,585
Net income from discontinued operations	—	—	—		—	4,373
Net income	$6,684	$1,518	$832		$5,817	$6,700
Diluted income per share:
Continuing operations	$.56	$.15	$.09	$	.64	$.24
Discontinued operations	$—	$—	$—	$	—	$.45
Net income	$.56	$.15	$.09	$	.64	$.69

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data(2):
Cash, cash equivalents, certificates of deposit and marketable securities	$96,770	$11,937	$11,599	$9,736	$13,982
Working capital	114,280	24,906	22,211	17,626	18,042
Total assets	158,344	55,865	49,565	48,407	49,546
Short-term notes payable and current maturities of long-term notes payable	—	52	30	—	3,633
Notes payable, excluding current maturities	—	137	212	—	1,000
Stockholders’ equity	$145,045	$46,812	$40,442	$36,536	$34,769

(1)	On January 30, 1998, we sold our cardiovascular and intravenous fluid delivery product lines (CVS Operations). The CVS Operations have been accounted for as discontinued operations.

(2)	On January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated.

(3)	Net revenue excludes contract research and development revenue in 1998 and 1999 from our former agreement with Sofamor Danek.

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income:

	Years Ended December 31,

	2000	1999	1998

	(in thousands)
Reconciliation of total net revenue:
As previously reported by the Company	$23,082	$29,478	$20,106
HDI, for the year ended November 30	10,366	7,989	6,746
Elimination of intercompany transactions	(1,621)	(1,688)	(335)

Total net revenue as restated	$31,827	$35,779	$26,517

Reconciliation of net income:
As previously reported by the Company	$954	$6,003	$6,959
HDI, for the year ended November 30	28	328	(174)
Elimination of intercompany transactions	(150)	(514)	(85)

Net income as restated	$832	$5,817	$6,700

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

Background

We entered the neuromodulation market in 1995 through the acquisition of a company that had developed and marketed a radio-frequency (RF) neurostimulation system. In 1998, we elected to reposition our business to focus exclusively on the neuromodulation market. Implementation of this strategy involved selling our cardiovascular and intravenous fluid product lines in January 1998. Through our initiatives, we developed and launched our next generation neurostimulation system, the Renew® RF spinal cord stimulation system, in 1999. We also recently developed our Genesis® and GenesisXP™ totally implantable pulse generator (IPG) spinal cord stimulation systems. We began selling Genesis in Europe in 2001 and in the U.S. in 2002 subsequent to the FDA’s approval of our PMA application in November 2001, and our GenesisXP IPG system following FDA approval, in the fourth quarter of 2002.

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

Also on January 2, 2001, we completed the acquisition of HDI, a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling of interests method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI’s expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). For the year ended December 31, 2002, our O.E.M. segment provided $10.66 million or 18.6% of our total revenue. In the future, we expect our O.E.M. segment revenue to decrease as a percentage of our total revenue as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI’s research and development capabilities for internal product development.

In November 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™. These leads are the smallest neurostimulation leads on the market, which we believe offers advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former

MicroNet shareholders $500,000 in cash and 156,302 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. In March 2003, subsequent to the 2002 fiscal year, we paid the former MicroNet shareholders an aggregate of 28,346 shares of our common stock with a value at the time of issuance and release from escrow of $1,020,173 upon the successful completion of half of the first product milestone, and the former MicroNet shareholders may receive additional shares of our common stock if certain additional product, regulatory approval and sales milestones are met. The aggregate value of the additional potential milestone earnout payments was $9 million as measured at the time the transaction was completed. Important additional product milestone deadlines occur twelve and eighteen months following the closing, while other milestones depend on the receipt of regulatory approvals and meeting an aggregate sales milestone. All milestones must be met within the next four to five years, depending on the milestone.

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

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under the new accounting rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the statements. We determined that our goodwill at December 31, 2001 was unimpaired and eliminated amortization of the goodwill effective January 1, 2002. Prior to the adoption of these statements, our amortization expense for goodwill was $556,604 on an annual basis.

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

Stock Compensation

See Note 7 to the Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — an Amendment of FASB Statement No. 123” to our stock compensation programs.

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

Net revenue. Net revenue increased 51.3% to $57.37 million compared to $37.92 million in the comparable 2001 period. Net revenue of our neuromodulation products increased 70.1% to $46.71 million in 2002 from $27.46 million in 2001 due to the U.S. launch of our Genesis IPG system in January 2002 and our GenesisXP IPG system in December 2002. Net revenue from our HDI O.E.M. business increased marginally to $10.66 million in 2002 from $10.46 million in 2001 as we continue to focus more of HDI’s resources on our own manufacturing and research and development needs.

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

Research and development. Research and development expense, as a percentage of net revenue, increased to 13.0% in 2001 from 12.1% in 2000, and the absolute dollar amount increased to $4.93 million in 2001 from $3.85 million during the same period in 2000, an increase of approximately $1.08 million. This dollar increase during 2001 compared to 2000 was principally due to higher salary expense from staffing additions, higher expense for software development and design engineering consultants used in development of our stimulation and pump products, higher expense for consultants used for regulatory submissions for our IPG, higher expense for prototype tooling, prototype parts and testing of materials used in our stimulation and pump products under development and higher expense associated with our clinical trial of the AccuRx drug pump initiated in the first quarter of 2001. Our research and development efforts in 2001 were directed toward development of our IPG stimulation platforms for spinal cord stimulation, our next generation RF system platform, our AccuRx proprietary constant rate drug pump and an IPG system for deep brain stimulation.

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

During the second quarter of 2002, we completed an underwritten public offering of 2,875,000 shares of common stock managed by U.S. Bancorp Piper Jaffray, CIBC World Markets and Gerard Klauer Mattison as underwriters. We received net proceeds from the offering of approximately $83.2 million. We intend to use the proceeds from the offering for general corporate purposes, including expanding our worldwide sales and marketing resources, funding product development, pursuing regulatory approvals and pursuing strategic acquisitions of product lines, businesses, companies, services or technologies that complement our current business through mergers, acquisitions, joint ventures or otherwise. We discuss below certain transactions and investments we have made since the public offering in which we have used cash. In addition, in March 2003, we acquired Sun Medical’s pain management business, which will expand our direct domestic salesforce, for approximately $5.1 million in cash. In January 2003, we invested $1 million in cash in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

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

In November 2002, we completed the acquisition of MicroNet Medical, Inc. At closing we paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. As previously noted, in March 2003, we paid the former MicroNet shareholders an aggregate of 28,346 shares of our common stock with a value at the time of issuance and release from escrow of $1,020,173 upon the successful completion of half of the first product milestone, and the former MicroNet shareholders may receive additional shares of our common stock if additional product and sales milestones are met. The aggregate value of the additional potential milestone earnout payments was $9 million as measured at the time the transaction was completed. The product and sales milestones referred to above consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four quadrapolar leads (Milestone I), two octapolar leads (Milestone II) and a four channel lead and an eight channel lead designed for use in deep brain stimulation (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

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

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss of $3.4 million to offset future taxable income. We acquired the net operating loss in connection with the MicroNet Medical acquisition and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet Medical acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to use all of the net operating loss carryforwards to reduce taxable income in the tax periods immediately following the acquisition. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet Medical. Based on current estimates and assumptions, we expect to utilize at least approximately $700,000 in net operating loss carryforwards per full twelve-month tax years, assuming we generate sufficient taxable income in any given year to utilize such amount.

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

Net cash used in investing activities was $91.14 million in 2002, $3.09 million in 2001 and $2.94 million in 2000. In 2002, our primary investing activities using cash were the purchase of marketable securities ($188.39 million) the purchase of land ($3.19 million), capital expenditures ($2.94 million) and cash used in the purchase of MicroNet Medical, Inc. ($1.36 million), while net proceeds from the sale of marketable securities provided cash of $104.75 million. In 2001, our primary investing activities using cash were the purchase of marketable securities ($3.90 million) and capital expenditures ($3.11 million) for additional manufacturing tooling and equipment, office furniture and equipment, non-compete agreements and patents, while maturing certificates of deposit and sales of marketable securities provided cash of $3.92 million. In 2000, our primary investing activities using cash were the purchase of marketable securities and certificates of deposit with maturities over 90 days ($2.23 million) and capital expenditures ($1.65 million) for additional manufacturing tooling and equipment and office furniture and equipment, while maturing certificates of deposit and the sale of marketable securities provided cash of $949,000. The non-compete agreements discussed in this section for fiscal year 2001 relate to a $200,000 expenditure incurred in 2001 to purchase a non-compete agreement from a former distributor of our Neuro Products. In reference to the patents, we incurred $191,000 in cash expenditures (in addition to the stock we issued with a value of $2,426,662) related to the purchase of ESOX in January 2001, which was allocated to the patents we acquired in the transaction. Prior to the transaction, we had licensed the technology from ESOX. The patents we acquired in the ESOX transaction relate to our implantable drug pump technologies. We are currently seeking FDA approval to commercialize an implantable drug pump in the United States.

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

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “should,” “intend,” “would,” “scheduled,” “new market,” “potential market applications,” and similar expressions and variations are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

Failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability.

We formally introduced our Genesis IPG system in the U.S. in January 2002 and our GenesisXP IPG system (offering increased battery capacity and longevity) in the U.S. in December 2002. We believe that the size and potential for growth of the IPG portion of the neurostimulation market are greater than in the RF portion. Accordingly, our ability to generate increased revenue and profitability, and thus our general success, will depend, in large part, on the market’s acceptance of our IPG systems. As a new entrant into the IPG portion of the neurostimulation market, there are many reasons we might not achieve market acceptance on a timely basis, if at all, including the following:

•	competing products, technologies and therapies are available, and others may be introduced that gain greater and faster physician and patient acceptance than our IPG systems; and

•	our only competitor in the IPG portion of the market has had its IPG product on the market for some time and enjoys significant brand awareness and other advantages among pain management specialists.

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

The medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Medtronic, Inc. is one of the largest competitors in the medical device sector, and is currently our sole competitor in the neurostimulation market and our largest competitor in the implantable drug pump market. Medtronic is a large publicly-traded company and enjoys several competitive advantages over us, including:

•	substantially greater name recognition;

•	greater resources for product research and development, sales and marketing, distribution, patent protection and pursuing regulatory approvals;

•	a greater number of established relationships with health care professionals and third-party payors; and

•	multiple product lines and the ability to bundle products together or offer discounts, rebates or other incentives to secure a competitive advantage.

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

Our Genesis and GenesisXP IPG systems are currently the newest neurostimulation products on the market. Although Genesis and our Renew RF system are targeted towards patients with different types of pain and Genesis is not intended to replace Renew in the neurostimulation market, some pain management specialists may recommend Genesis to their patients when they would have otherwise recommended Renew, and, consequently, Genesis may “cannibalize” or substitute for some sales of Renew. Further, we believe our principal market competitor has chosen to emphasize the IPG as the therapy of choice in the neurostimulation market. These factors could lead to a slowdown in growth, or a reduction, in sales of Renew and similar RF-based neurostimulation products. Although Renew and Genesis are targeted for different patients, sales growth of Renew has slowed since the launch of Genesis. If Renew sales growth continues to slow or sales are reduced, and we do not gain enough market share through IPG sales to compensate for these reduced sales, our revenues and profitability will be adversely affected.

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

Any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products.

In the U.S., our products are generally covered by Medicare and Medicaid and other third-party payors, such as private insurance companies and managed care organizations, and workers’ compensation programs, which reimburse patients for all or part of the cost of our products and related medical procedures. The cost of our products and related procedures are significant, and third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products. Further, for certain types of procedures, gaps exist between the rate of reimbursement paid by Medicare and Medicaid and the rates paid by private insurers. In addition, gaps exist in reimbursement levels depending on the health care setting in which physicians perform procedures using our products. In the future, these gaps may narrow and public and private payors may reduce levels of reimbursement for neuromodulation devices in an effort to control increasing costs. If Medicare or other third-party payors decide to eliminate or reduce coverage amounts on patient reimbursements for our products, this could limit our ability to market and sell our products in the U.S., which would materially adversely affect our revenues and profitability. In November 2002, for example, the Center for Medicare and Medicaid Services issued a final ruling establishing new 2003 reimbursement rates for Medicare hospital outpatient procedures, including spinal cord stimulation procedures. Reimbursement levels for permanent implants of spinal cord stimulation devices in the hospital outpatient setting were moderately reduced as a result of the ruling, which decreased the amount that hospitals would be reimbursed by Medicare for these procedures. However, because the new rates continue to provide hospitals with adequate margins to cover their facility costs and yield a fair profit to the hospitals, the new rates have not had an adverse effect on the prices we charge hospitals for our systems. If in the future CMS reduces rates to such an extent that hospitals’ ability to continue operating profitably in these procedures were at risk, then there could be price pressure on our products at that time.

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

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and simulation pulse parameter. This patent is scheduled to expire on December 27, 2005. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. A request for an extension of the term of this patent has been filed with the United States Patent Office pursuant to a federal statute that permits us to seek such an extension based on a regulatory approval delay. A final ruling on the extension request has not been made at the present time. While six other U.S. patents owned or licensed by us are due to expire prior to 2006, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business, because the patents cover technologies that are not currently utilized in our existing products or services.

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

We are subject to numerous government regulations relating to, among other things, our ability to sell our products, third-party reimbursement, fraud and abuse of Medicare or Medicaid and patient privacy. If we do not comply with all applicable government regulations, government authorities could do any of the following:

•	impose fines and penalties on us;

•	prevent us from manufacturing our products;

•	bring civil or criminal charges against us;

•	delay the introduction of our new products into the market;

•	recall or seize our products;

•	disrupt the manufacture or distribution of our products; or

•	withdraw or deny approvals for our products.

Any one of these results could materially adversely affect our revenues and profitability and harm our reputation.

Our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time.

We continue to rely upon sole source suppliers for certain materials and services used in manufacturing our products, including the custom chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG system and the medical-grade polyurethane (bionate) that we use in all of our products, for reasons of quality assurance, component availability or cost effectiveness. We work closely with our vendors to assure continuity of supply while maintaining high quality and reliability. With the exception of the custom chip used in our RF receiver, which we discuss below, we believe that alternative suppliers exist for the other components used to manufacture our products. FDA requirements regarding the design and manufacture of our products require an investment in time and money to establish additional or replacement sources for certain components or materials. We believe that in some cases, the cost of pursuing and qualifying alternative sources and/or redesigning specific components of our products would significantly outweigh the benefits of doing so and consume significant resources that are better devoted to other aspects of our business. Similarly, qualifying alternative sources or product designs require costly and time-consuming regulatory submissions and approvals that again may not be justified from a cost-benefit standpoint for all components used in our products. The reduction or interruption in supply, or our inability to develop alternative sources of supply, could adversely affect our operations.

Although there are currently no alternative suppliers for the custom chip used in our RF system, we have sufficient chips in stock to meet our near-term requirements and will be able to order more chips to meet our future needs. In the meantime, we are designing and developing our own replacement chip. The sole supplier of this chip first indicated its desire to cease manufacturing and supplying the RF system chip several years ago. The supplier has continued to supply the chip, however, and to date has not determined if and when it will cease to supply the chip. The supplier has agreed to notify us when it does decide to cease supplying the chip and has promised to permit us to place a final one-time purchase order for the chip. In the interim, we have maintained and will continue to maintain a higher than normal inventory of the chip. We currently have enough of the chips in stock to meet our requirements through the end of 2003, and we recently placed an order with the supplier to supply our requirements through the end of 2005. Our engineers are developing a new chip to be used with our next-generation RF receiver. Our engineers estimate that this new chip and the next-generation RF receiver would be completed and have received the appropriate regulatory approvals by the second half of 2005. Consequently, under the circumstances, we do not believe that a single source of supply for the RF system chip poses a serious risk to our business. Our RF system sales accounted for approximately 60% of our total Neuro Product segment sales in 2002, and approximately 49% of our total sales.

One distributor currently accounts for a significant percentage of our revenue from our neuromodulation products segment, and our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. segment.

During 2002, we had one independent distributor, Sun Medical, Inc., that accounted for $6.33 million, or 13.5%, of our net revenue from our neuromodulation products segment. In March 2003, we acquired Sun Medical’s pain management business and hired substantially all of the salespeople who had generated those sales, but we continue to rely in large part on two other distributors and on numerous independent sales representatives to buy and/or sell our products. The loss of a major distributor or sales representative, or a significant decrease in their sales volumes, could materially adversely affect our revenues and profitability, at least in the short term.

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

Internationally, we market our products through 18 independent distributors who represent us in 22 countries except in Germany where we are represented by direct salespersons. In 2002, 8% of our sales revenue from our neuromodulation products segment came from international sales. International sales are subject to a number of additional risks, including the following:

•	establishment by foreign regulatory agencies of requirements different from those in place in the U.S.;

•	fluctuations in exchange rates of the U.S. dollar against foreign currencies that may affect demand for our products overseas;

•	export license requirements, changes in tariffs, and other general trade restrictions;

•	difficulties in staffing and managing international operations;

•	political or economic instability; and

•	lower and more restrictive third-party reimbursement for our products.

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

We may be obligated to issue shares of our common stock in the future and the number of shares could increase if our stock price decreases.

In connection with the acquisition of MicroNet Medical, Inc. in November 2002, as part of the purchase price, we agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 89,606 with an aggregate value at closing of $3 million into an escrow account. If and when specified product and regulatory milestones are achieved, we will release a specified and fixed number of shares of common stock from escrow to the former MicroNet shareholders. In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. Thus, we agreed to issue shares of our common stock with an aggregate value of up to $6 million in the future upon the achievement of specific milestones, the number of shares of which will depend on the average trading price of our common stock. The average trading price for this purpose is the per share average closing price of our common stock on the Nasdaq National Market for the 30 consecutive trading days immediately prior to two business days before the applicable milestone payment date. Because the number of shares we could be required to issue depends on the average trading price at the time of payment, if the average trading price of our common stock declines significantly, we could be required to issue more shares of our common stock. For example, if our stock price were $40 per share and we were required to issue $3 million of our common stock on satisfaction of the sales milestone, we would be required to issue 75,000 shares of our common stock to the former MicroNet shareholders. If our stock price declined 50% from that level to $20 per share, however, we would be required to issue twice as many shares, or 150,000 shares.

On March 1, 2003, two parts of one of the product milestones were satisfied, entitling the former MicroNet shareholders to $1 million in milestone payments payable in shares of our common stock. Accordingly, we issued an additional 13,412 shares of our common stock to the former MicroNet shareholders (valued at the average trading price on the date of issuance of $37.28 per share, for an aggregate of $500,000 in our common stock), and instructed our escrow agent to release from escrow 14,934 shares of our common stock from escrow. As a result, our remaining obligation is to issue up to an additional $5.5 million in common stock and release 74,672 shares of common stock from escrow if certain additional product, regulatory approval and sales milestones are met. Important additional product milestone deadlines occur in November 2003 and May 2003, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate net sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained under the captions “Compensation and Committees of the Board of Directors” and “Compensation of Executive Officers” in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference. Information under the captions “Compensation Committee Report” and “Performance Graph” are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the caption “Security Ownership of Management and Principal Shareholders” in our definitive proxy statement to be filed in connection with our 2003 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their most recent review, which was completed within 90 days of the filing of this annual report, the Company’s Chief Executive Officer, Christopher G. Chavez, and Chief Financial Officer, F. Robert Merrill III, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to such officers as is appropriate to allow timely decisions regarding required disclosure, and that these controls and procedures are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses) that could significantly affect those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements:

See Index to Financial Statements on the second page of Appendix A.

2.	Financial Statement Schedules:* Schedule II — Valuation and Qualifying Accounts.

See Appendix B.

*Those schedules not listed above are omitted as not applicable or not required.

3.	Exhibits: See (c) below.

(b)	Reports on Form 8-K.

(1)	The Company filed a report on Form 8-K on November 5, 2002 reporting that the Company entered into an agreement to acquire MicroNet Medical, Inc., a privately-held Minnesota corporation.

(2)	The Company filed a report on Form 8-K on November 26, 2002 reporting the completion of the MicroNet Medical, Inc. acquisition.

(3)	The Company filed a report on Form 8-K on December 3, 2002 reporting that Anthony J. Varrichio, an executive vice president of the Company, entered into a “Preset Diversification Program” (PDP), a stock disposition plan intended to qualify for the safe harbor offered by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(c)	Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and among Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp. and Hi-tronics Designs, Inc.(10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and among Advanced Neuromodulation Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc.(14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc)(12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)

Exhibit
Number	Description

10.6	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.7	Form of 1995 Employee Stock Option Agreement(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD.(8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD.(15)
10.19	Escrow Agreement dated November 25, 2002, among Advanced Neuromodulation Systems, Inc., Thomas E. Brust and Computershare Trust Company(16)
21.1	Subsidiaries(15)
23.1	Consent of Independent Auditors(16)
99.1	Certification of the Chief Executive Officer(16)
99.2	Certification of the Chief Financial Officer(16)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.

(8)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.

(11)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.

(15)	Previously filed.

(16)	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

	By:	/s/ Christopher G. Chavez
Date: May 9, 2003	Christopher G. Chavez President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	May 9, 2003

/s/ F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Chief Financial Officer and Treasurer of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	May 9, 2003

/s/ Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

/s/ Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

/s/ Joseph E. Laptewicz, Jr. Joseph E. Laptewicz, Jr.	Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

/s/ A. Ronald Lerner A. Ronald Lerner	Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

/s/ Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

/s/ Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	May 9, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Christopher G. Chavez Name: Christopher G. Chavez Title: Chief Executive Officer

§302 Certification of Chief Financial Officer

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ F. Robert Merrill III Name: F. Robert Merrill III Title: Chief Financial Officer

Appendix A

Consolidated Financial Statements
Independent Auditors’ Report

Three Years Ended December 31, 2002

Forming a Part of the Annual Report on

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Advanced Neuromodulation Systems, Inc. and Subsidiaries

to
Consolidated Financial Statements

Form 10-K — Item 8

Report of Ernst & Young LLP, Independent Auditors

Consolidated Financial Statements:

Consolidated Balance Sheets — December 31, 2002 and 2001
Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Ernst & Young LLP

Ernst & Young LLP

Dallas, Texas
March 27, 2003

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$10,972,974	$9,785,325
Marketable securities	85,796,944	2,151,722
Receivables:
Trade accounts, less allowance for doubtful accounts of $295,391 in 2002 and $124,111 in 2001	10,847,237	6,493,772
Interest and other	189,017	235,594

Total receivables	11,036,254	6,729,366

Inventories:
Raw materials	7,141,338	4,685,586
Work-in-process	2,364,386	1,723,419
Finished goods	4,217,222	3,339,840

Total inventories	13,722,946	9,748,845

Deferred income taxes	1,122,617	1,726,517
Refundable income taxes	—	678,341
Prepaid expenses and other current assets	1,032,883	685,169

Total current assets	123,684,618	31,505,285

Property, equipment and fixtures:
Land	3,191,427	—
Furniture and fixtures	4,022,901	3,400,909
Machinery and equipment	10,343,953	8,550,504
Leasehold improvements	1,702,965	1,610,810

	19,261,246	13,562,223
Less accumulated depreciation and amortization	8,653,255	6,353,920

Net property, equipment and fixtures	10,607,991	7,208,303

Cost in excess of net assets acquired, net	7,407,237	7,407,237
Patents and licenses, net of accumulated amortization of $1,435,835 in 2002 and $1,045,106 in 2001	5,323,417	5,368,213
Purchased technology from acquisitions, net of accumulated amortization of $2,098,200 in 2002 and $1,800,000 in 2001	9,033,472	2,200,000
Tradenames, net of accumulated amortization of $969,952 in 2002 and $843,736 in 2001	1,701,154	1,656,264
Other assets, net of accumulated amortization of $529,102 in 2002 and $392,033 in 2001	586,238	519,783

	$158,344,127	$55,865,085

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2002 and 2001

	2002	2001

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,392,579	$1,835,037
Accrued salary and employee benefit costs	3,077,603	1,826,423
Accrued tax abatement liability	969,204	969,204
Accrued commissions	794,521	285,704
Income taxes payable	822,228	—
Deferred revenue	646,577	1,042,690
Warranty reserve	402,259	383,477
Other accrued expenses	299,905	204,151
Current maturities of long-term note payable	—	52,325

Total current liabilities	9,404,876	6,599,011

Deferred income taxes	3,731,939	2,316,796
Long-term note payable	—	137,397
Non-current deferred revenue	162,504	—

Commitments and contingencies

Stockholders’ equity:
Common stock, $.05 par value
Authorized -25,000,000 shares; issued - 12,350,676 shares in 2002 and 9,071,868 in 2001	617,534	453,593
Additional capital	130,047,411	38,670,248
Retained earnings	14,393,748	7,709,290
Accumulated other comprehensive income (loss), net of tax benefit of $7,155 in 2002 and $10,949 in 2001	(13,885)	(21,250)

Total stockholders’ equity	145,044,808	46,811,881

	$158,344,127	$55,865,085

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31

	2002	2001	2000

Net revenue	$57,372,013	$37,916,435	$31,826,998
Cost of revenue	20,658,798	15,675,436	14,699,633

Gross profit	36,713,215	22,240,999	17,127,365

Operating expenses:
Sales and marketing	14,931,826	9,055,932	6,851,022
Research and development	5,842,576	4,928,432	3,854,084
General and administrative	5,738,392	3,957,867	4,243,720
Amortization of other intangibles	952,214	933,257	676,508
Amortization of goodwill	—	556,604	556,604

	27,465,008	19,432,092	16,181,938

Income from operations	9,248,207	2,808,907	945,427

Other income (expense):
Acquisition related costs	—	(483,766)	—
Interest expense	(10,759)	(24,346)	(59,015)
Investment and other income, net	933,668	482,417	604,570

	922,909	(25,695)	545,555

Income before income taxes	10,171,116	2,783,212	1,490,982
Income taxes	3,486,658	1,265,466	658,524

Net income	$6,684,458	$1,517,746	$832,458

Net income per share:
Basic	$.61	$.17	$.10

Diluted	$.56	$.15	$.09

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31

	2002	2001	2000

Cash flows from operating activities:
Net income	$6,684,458	$1,517,746	$832,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,299,335	1,932,452	1,636,857
Amortization	952,214	1,489,861	1,233,112
Deferred income taxes	645,134	(455,003)	(330,804)
Non-operating loss (gain) included in net income	8,666	—	(33,509)
Increase in inventory reserve	51,403	107,880	111,144
Changes in operating assets and liabilities:
Receivables	(4,306,888)	(1,027,050)	(486,949)
Inventories	(4,025,504)	(2,672,605)	270,190
Refundable income taxes	678,341	(318,388)	(359,953)
Prepaid expenses and other current assets	(387,323)	564,866	144,880
Customer deposits	(680,756)	(706,916)	(1,071,372)
Income taxes payable	822,228	(89,380)	(521,510)
Tax benefit from stock option exercises	1,847,438	1,669,405	604,358
Accounts payable	557,542	493,227	(1,348,526)
Accrued expenses	1,874,533	553,380	9,892
Deferred revenue	447,147	—	—

Total adjustments	783,510	1,541,729	(142,190)

Net cash provided by operating activities	7,467,968	3,059,475	690,268

Cash flows from investing activities:
Purchases of certificates of deposit with maturities over 90 days	—	—	(1,425,000)
Proceeds from certificates of deposits with maturities over 90 days	—	1,040,000	385,000
Purchases of marketable securities	(188,390,536)	(3,896,199)	(808,760)
Net proceeds from sales of marketable securities	104,747,808	2,876,720	564,194
Purchase of land	(3,191,427)	—	—
Additions to equipment, fixtures and intangible assets	(2,942,227)	(3,108,055)	(1,653,194)
Acquisition of MicroNet	(1,359,460)	—	—
Net proceeds from sale of assets	—	—	600

Net cash used in investing activities	(91,135,842)	(3,087,534)	(2,937,160)

Cash flows from financing activities:
Payment of long-term notes	(189,722)	(47,807)	(28,718)
Proceeds from long-term note payable	—	—	270,000
Net proceeds from public offering of common stock	83,175,353	—	—
Net proceeds from private placement of common stock	—	—	400,000
Exercise of stock options and warrants	1,869,892	1,004,914	1,929,450

Net cash provided by financing activities	84,855,523	957,107	2,570,732

Net increase in cash and cash equivalents	1,187,649	929,048	323,840
Net cash used by Hi-tronics in December 2000 (see Note 3)	—	(672,444)	—
Cash and cash equivalents at beginning of year	9,785,325	9,528,721	9,204,881

Cash and cash equivalents at end of year	$10,972,974	$9,785,325	$9,528,721

Supplemental cash flow information is presented below:
Income taxes paid (refund)	$(415,311)	$815,000	$1,138,685

Interest paid	$10,759	$24,346	$59,015
Non-cash activity:

Stock issued for patents and intangible assets	$4,648,421	$2,426,662	$—

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three Years Ended December 31, 2002

					Other
					Comprehensive		Total
	Common Stock		Additional	Retained	Income	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity

Balance at December 31, 1999	8,883,059	$444,153	$34,598,112	$5,706,765	$(222,581)	$(3,990,242)	$36,536,207
Net income	—	—	—	832,458	—	—	832,458
Adjustment to unrealized losses on marketable securities	—	—	—	—	139,340	—	139,340

Comprehensive income							971,798

Issuance of 32,900 shares from treasury for private placement	—	—	100,000	—	—	300,000	400,000
Issuance of 337,941 shares from treasury for stock option and warrant exercises	—	—	(832,999)	—	—	2,762,449	1,929,450
Tax benefit from stock option exercises	—	—	604,358	—	—	—	604,358

Balance at December 31, 2000	8,883,059	444,153	34,469,471	6,539,223	(83,241)	(927,793)	40,441,813
Net income	—	—	—	1,517,746	—	—	1,517,746
Net loss of Hi-tronics for December 2000 (see Note 3)	—	—	—	(347,679)	—	—	(347,679)
Adjustment to unrealized losses on marketable securities	—	—	—	—	61,991	—	61,991

Comprehensive income							1,232,058

Compensation expense resulting from changes to Hi-tronics stock options in December 2000	—	—	37,029	—	—	—	37,029
Issuance of shares for stock option exercises	188,809	9,440	995,474	—	—	—	1,004,914
Tax benefit from stock option exercises	—	—	1,669,405	—	—	—	1,669,405
Issuance of 119,100 shares from treasury for acquisition	—	—	1,498,869	—	—	927,793	2,426,662

Balance at December 31, 2001	9,071,868	453,593	38,670,248	7,709,290	(21,250)	—	46,811,881
Net income	—	—	—	6,684,458	—	—	6,684,458
Adjustment to unrealized losses on marketable securities	—	—	—	—	7,365	—	7,365

Comprehensive income							6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	2,875,000	143,750	83,031,603	—	—	—	83,175,353
Issuance of shares for stock option exercises	247,506	12,376	1,857,516	—	—	—	1,869,892
Issuance of 156,302 shares for acquisition	156,302	7,815	4,640,606	—	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	—	1,847,438

Balance at December 31, 2002	12,350,676	$617,534	$130,047,411	$14,393,748	$(13,885)	$—	$145,044,808

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reclassification

Certain amounts in the prior years financial statements have been reclassified to conform to the Company’s 2002 presentation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition

The Company generates revenues from product sales to end customers, product sales to distributors, and development contracts. The Company recognizes revenue from neuro product sales when the goods are shipped to its customers or distributors, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Certain of the Company’s customers are third-party payors who reimburse fixed amounts for services based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on the Company’s history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. The Company records, as a reduction in revenue a provision for estimated sales returns and adjustments on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Payments received in advance of revenue recognition requirements are recorded as deferred revenue on the consolidated balance sheet. The Company recognizes revenue from custom manufactured products at HDI when the goods are shipped to the customer. HDI also develops products for certain customers under fixed price research and development contracts. The Company recognizes revenue and profit under the development agreements using the percentage-of-completion method, which relies on estimates of total expected revenue and costs. The Company follows this method since reasonably dependable estimates of revenue and costs applicable to various stages of a development agreement can be made. If the Company does not accurately estimate the resources required or the scope of work to be performed under a development agreement, then future profit margins and results of operations may be negatively impacted. In certain cases, HDI will undertake a development project on a cost plus basis. In these cases, the Company invoices and recognizes revenue for actual time and material expended on the project at contractual hourly billing rates and markups.

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

Accounts Receivable

The Company estimates the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables, including the current credit-worthiness

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

of each customer. The Company’s historical bad debt experience has been within management’s expectations.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the various assets as follows:

Leasehold improvements Furniture and fixtures Machinery and equipment	the lesser of 3 to 5 years or the term of the lease 2 to 10 years 3 to 10 years

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and other Intangible Assets”. Under the provision of SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement.

The Company’s initial review for impairment of goodwill and other intangible assets performed during 2002 indicated no impairment of these assets as of January 1, 2002. During the first quarter of 2003, the Company performed its annual review for impairment of goodwill and other intangible assets as of December 31, 2002 and, based on this review, no impairment was recorded. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill and other intangibles. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangibles with indefinite lives. The following table sets forth a reconciliation of net earnings and net earnings per share information for the three years ended December 31, 2002 as though SFAS 142 had been in effect at the beginning of fiscal 2000:

	Year Ended December 31,

	2002	2001	2000

Reported net income	$6,684,458	$1,517,746	$832,458
Goodwill amortization	—	556,604	556,604

Adjusted net income	$6,684,458	$2,074,350	$1,389,062

Basic net income per share:
Reported	$.61	$.17	$.10
Goodwill amortization	—	.06	.06

Adjusted	$.61	$.23	$.16

Diluted net income per share:
Reported	$.56	$.15	$.09
Goodwill amortization	—	.06	.06

Adjusted	$.56	$.21	$.15

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This Statement addresses financial accounting and reporting for the impairment of long-lived assets, including definite-lived intangible assets, and the disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144, which supersedes SFAS No. 121, on January 1, 2002.

The cost of purchased technology related to acquisitions is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (15 years) of such technology.

The cost of purchased tradenames is based on appraised values at the date of acquisition and is amortized on a straight-line basis over the estimated useful life (15-20 years) of such tradenames.

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

Warranty Obligations

The Company’s products are generally covered by a one-year warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimated costs to service the

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Company’s warranty obligations are based on historical experience and expectation of future conditions.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which disclosures are presented in Note 7, “Stockholders’ Equity”. Because of this election, the Company continues to account for its stock-based compensation plans under APB No. 25, “Accounting for Stock Issued to Employees”. All of the Company’s stock option grants are at exercise prices equal to the fair market value of the Company’s stock on the date of grant, and therefore, no compensation expense is recorded.

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

	2002	2001	2000

Weighted-average shares outstanding(basic shares)	10,900,040	8,926,985	8,507,048
Effect of dilutive instruments(1)
Stock options	991,597	990,022	847,349
Warrants	—	—	44,537

Dilutive potential common shares	991,597	990,022	891,886

Diluted shares	11,891,637	9,917,007	9,398,934

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

Following is the Company’s computation of basic and diluted income per share for the years ended December 31:

	2002	2001	2000

Basic income per share:
Weighted average common Shares outstanding	10,900,040	8,926,985	8,507,048

Net income	$6,684,458	$1,517,746	$832,458

Net income per share	$0.61	$0.17	$0.10

Diluted income per share:
Weighted average common shares outstanding	10,900,040	8,926,985	8,507,048
Stock options and warrants—based on the treasury stock method using average market price	991,597	990,022	891,886

Diluted common and common equivalent shares outstanding	11,891,637	9,917,007	9,398,934

Net income	$6,684,458	$1,517,746	$832,458

Net income per share	$0.56	$0.15	$0.09

Comprehensive Income

Statement of Financial Accounting Standards No. 130 — “Reporting Comprehensive Income” — requires unrealized gains or losses on the Company’s available for sale securities, and, for 2001, the effect of the change in fiscal year end of a company acquired (see Note 3) to be included in “Other comprehensive income” and be reported in the Consolidated Statements of Stockholders’ Equity.

New Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted.

(3) Acquisitions

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology based in St. Paul Minnesota. Under the terms of the transaction, which was structured as a merger, the Company acquired only MicroNet’s proprietary technology and certain associated tangible assets. At closing, the Company paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of ANS common stock valued at $4,648,421. The Company also paid acquisition related costs of $859,460. The allocation of the purchase price as of December 31, 2002 is as follows: purchased technology $5,761,558, tradenames $138,181 and non-compete agreements $108,142. In addition to the initial purchase price paid at closing, if certain product, regulatory and sales milestones are met, ANS could pay an additional number of shares of common stock with an aggregate value of up to $9,000,000. All milestones must be met within the next four to five years, depending on the milestone.

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

Also on January 2, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately-held contract developer and original equipment manufacturer (O.E.M.) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI’s outstanding stock through a merger in exchange for 1,104,725 shares of ANS common stock. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated. HDI developed and manufactured the Company’s totally implantable pulse generator (IPG) used in the treatment of chronic intractable pain and was also the O.E.M. manufacturer of the transmitter used with the Company’s Renew radio-frequency spinal cord stimulation system.

Prior to the Company’s acquisition of HDI, HDI’s fiscal year ended on November 30. The Consolidated Balance Sheet at December 31, 2000 combines the Balance Sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends have been conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Consolidated Statement of Stockholders’ Equity for the period ended December 31, 2001 and are not reflected in the Consolidated Statements of Income. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Net revenue	$119,481
Loss before income tax benefit	(591,600)
Net loss	(347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

Net cash used by operating activities	$(647,210)
Net cash used by investing activities	(14,516)
Net cash used by financing activities	(10,718)

Net decrease in cash	$(672,444)

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income:

2000

Total net revenue:
As previously reported by the Company	$23,081,624
HDI, for the year ended November 30	10,366,270
Elimination of intercompany transactions	(1,620,896)

As restated	$31,826,998

2000

Net income:
As previously reported by the Company	$953,644
HDI, for the year ended November 30	28,833
Elimination of intercompany transactions	(150,019)

As restated	$832,458

Prior to January 2, 2001, the Company and HDI, in the normal course of business, entered into certain transactions for development and manufacture related to the Company’s products. These intercompany transactions have been eliminated.

(4) Note Payable

In connection with the acquisition of HDI (See Note 3), the Company acquired responsibility for a note payable with a principal balance of $189,722 at December 31, 2001. The note was repaid in its entirety during June 2002.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(5) Marketable Securities

The following is a summary of available-for-sale securities at December 31, 2002:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Freddie Mac and Federal Home Loan Bank notes	$770,814	$—	$15,474	$755,340
Investment grade municipal bonds	2,222,170	5,349	10,915	2,216,604
7-day and 35-day AAA municipal bond floaters	82,825,000	—	—	82,825,000

	$85,817,984	$5,349	$26,389	$85,796,944

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

The following is a summary of available-for-sale securities at December 31, 2001:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

FNMA and Federal Home Loan Bank notes	$1,038,783	$—	$10,034	$1,028,749
Investment grade municipal bonds	1,047,456	258	4,241	1,043,473
Real estate investment trust	97,682	—	18,182	79,500

	$2,183,921	$258	$32,457	$2,151,722

At December 31, 2001, no individual security represented more than 25% of the total portfolio or 1% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2001.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(6) Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

	2002	2001

Deferred tax assets:
Net operating loss carry forwards	$1,181,086	$670,128
Accrued expenses and reserves	1,051,871	870,720
Marketable securities	8,303	10,949
Other	141,809	141,569

Total deferred tax assets	2,383,069	1,693,366

Deferred tax liabilities:
Purchased intangible assets	(4,464,083)	(1,388,255)
Equipment and fixtures	(528,308)	(895,390)

Total deferred tax liabilities	(4,992,391)	(2,283,645)

Net deferred tax liabilities	$(2,609,322)	$(590,279)

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

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2002	2001	2000

Current	$2,841,524	$1,747,285	$841,390
Deferred	645,134	(481,819)	(182,866)

	$3,486,658	$1,265,466	$658,524

A reconciliation of the provision for income taxes to the expense calculated at the U.S. statutory rate follows:

	2002	2001	2000

Income tax expense at statutory rate	$3,458,179	$946,292	$506,934
Tax effect of:
State taxes	275,481	42,959	4,581
Nondeductible amortization of goodwill	—	189,245	189,279
Tax-exempt interest	(291,745)	—	—
Other	44,743	86,970	(42,270)

Income tax expense	$3,486,658	$1,265,466	$658,524

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(7) Stockholders’ Equity

The Company has a Shareholder’s Rights Plan, adopted in 1996 and amended in 2002, which permits shareholders to purchase shares of the Company’s common stock at significant discounts in the event a person or group acquires more than 15% of the Company’s common stock or announces a tender or exchange offer for more than 20% of the Company’s common stock.

At December 31, 2000, the Company had 119,100 treasury shares. These shares were reissued on January 2, 2001 in connection with the acquisition of assets. See Note 3.

The Company issued 2,875,000 shares of common stock during May 2002 in an underwritten public offering. The Company received net proceeds from the offering of approximately $83.2 million.

The Company has various stock option plans pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. The most recent of the plans, approved by the shareholders during 2000 (the “2000 Plan”), reserved 500,000 shares of common stock for options under the plan. In accordance with the 2000 Plan, on January 1 of each year (commencing in 2001), the aggregate number of shares of common stock reserved for options under the 2000 Plan is increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). At December 31, 2002, the 2000 Plan had a total number of shares reserved of 613,638. On January 1, 2003, options to purchase 221,769 shares of common stock were added to the 2000 Plan.

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

At December 31, 2002, under all of the Company’s stock option plans, 2,026,419 shares had been granted and were outstanding, 2,482,503 shares of common stock had been issued upon exercise, and 33,142 shares were reserved for future grants.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Data with respect to stock option plans of the Company are as follows:

Options Outstanding			Exercisable Options

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

January 1, 2000	1,335,249	$5.63	563,333	$5.11
Granted	422,332	$14.21
Exercised	(237,674)	$5.50
Forfeited	(55,270)	$6.88

January 1, 2001	1,464,637	$8.08	607,664	$5.23
Granted	413,500	$12.51
Exercised	(188,809)	$5.58
Forfeited	(20,153)	$8.70

January 1, 2002	1,669,175	$9.44	750,215	$6.61
Granted	617,000	$27.54
Exercised	(247,506)	$7.31
Forfeited	(12,250)	$17.19

December 31, 2002	2,026,419	$15.17	869,738	$8.65

				Exercisable Options at
Options Outstanding at December 31, 2002				December 31, 2002

		Weighted
		Average	Weighted		Weighted
Range of Exercise		Remaining	Average		Average
Price	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$5.00-7.49	623,684	5.57	$5.54	561,184	$5.42
$7.50-10.49	79,706	6.28	$8.80	39,691	$8.59
$10.50-13.99	338,047	7.53	$11.12	92,497	$11.58
$14.00-17.49	263,107	7.06	$14.50	119,241	$14.50
$17.50-21.00	106,875	8.30	$19.36	31,625	$19.37
$21.01-30.00	615,000	8.92	$27.54	25,500	$28.46

	2,026,419	7.28	$15.17	869,738	$8.65

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

	2002	2001	2000

Risk-free interest rate	4.5%	4.4%	5.9%
Average life of options (years)	3.0	3.0	3.0
Volatility	67.6%	74.5%	52.4%
Dividend Yield	—	—	—

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

The Company is a party to product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. While historically product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate,

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

and there can be no assurance that the Company’s neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

Except for such product liability claims and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

Certain of the Company’s distributor sales agreements contain an early termination provision that permits the Company to terminate the agreement without cause by paying an early termination fee equal to 25% of the prior year’s sales to the distributor. The termination fee for the Company’s two existing distributors would range from $392,000 to $1,157,000. In addition, under the Company’s sales agreements with its independent sales agents, the Company can terminate those agreements without cause by paying an early termination fee equal to 100% of the commissions that would otherwise be payable on sales in the territory for the 90 days after termination and 50% of the commission that would otherwise be payable on sales in the territory for the 90 day period after the first 90 day period.

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

(9)  Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company’s accounts receivable from its Neuro Products segment are due primarily from hospitals, insurance companies and distributors located throughout the country. Internationally, the Company’s accounts receivable from its Neuro Products segment are due primarily from distributors located in Europe and Australia. For the HDI O.E.M segment, all of the accounts receivable are due from privately held and publicly traded medical device companies based in the United States. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management’s expectations.

Net sales of implantable neurostimulation systems to one major customer, Sun Medical, Inc., for each of the years ended December 31, as a percentage of net revenue from the Neuro Products segment, were as follows: 2002- 14%, 2001- 15% and 2000- 14%. In March 2003, the Company acquired Sun Medical’s pain management business and hired substantially all of that business’ salesforce.

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

(10)  Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the “Plan”) available to substantially all employees of its Neuro Products segment. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants’ contributions to a maximum of 6% of the participants’ compensation. As a result of the acquisition of HDI, the Company also has a defined contribution retirement savings plan (the “HDI Plan”) available to substantially all employees of HDI. The HDI Plan permits employees to elect salary deferral contributions of up to 15% of their eligible compensation, subject to statutory limitations, and requires the Company to make matching contributions equal to 100% of the participants’ contributions to a maximum of 5% of the participants’ eligible compensation. The Board of Directors may change the percentage of matching contribution under either of the plans at their discretion. The expense of the Company’s contribution for the years ended December 31 was $346,125 in 2002, $305,091 in 2001 and $270,987 in 2000.

(11)  Sale of Facility/Accrued Tax Abatement Liability

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the cardiovascular operations in January 1998. If Atrion meets the minimum requirements under the agreement until August 2003, then no payment will be required. If no payment is required, the Company intends to reverse the potential obligation of $969,204 in September 2003, which would result in the reporting of “other income” in this amount in the Consolidated Statement of Income.

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

Intersegment revenue from HDI is billed at cost with no intercompany mark-up.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Segment data as of and for the year ended December 31, 2002 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$46,712,158	$10,659,855	$—	$57,372,013
Intersegment revenues	$—	$5,663,216	$(5,663,216)	$—
Segment income from operations	$7,013,895	$2,234,312	$—	$9,248,207
Segment assets	$154,451,136	$8,982,629	$(5,089,638)	$158,344,127

Segment data as of and for the year ended December 31, 2001 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$27,460,618	$10,455,817	$—	$37,916,435
Intersegment revenues	$—	$2,862,652	$(2,862,652)	$—
Segment income from operations	$1,040,036	$1,768,871	$—	$2,808,907
Segment assets	$51,246,012	$6,847,014	$(2,227,941)	$55,865,085

Segment data as of and for the year ended December 31, 2000 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$23,081,624	$8,745,374	$—	$31,826,998
Intersegment revenues	$—	$1,620,896	$(1,620,896)	$—
Segment income from operations	$1,108,894	$67,985	$(231,452)	$945,427
Segment assets	$45,371,687	$7,391,078	$(3,198,199)	$49,564,566

(13) Subsequent Events

In January 2003, the Company made a minority investment of $1 million in cash to purchase common stock in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

In March 2003, the Company acquired the assets of the pain management business of Sun Medical, Inc. for approximately $5.1 million in cash. Sun Medical was the largest distributor of the Company’s Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, the Company hired substantially all of the salespersons who worked for Sun Medical’s pain management business. The assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other intangible assets but specifically excludes cash and accounts receivable as of the closing date.

Appendix B

Schedule II — Valuation and Qualifying Accounts

Forming a Part of the Annual Report

Form 10-K

Item 14

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Schedule II — Valuation and Qualifying Accounts
Advanced Neuromodulation Systems, Inc. and Subsidiaries
December 31, 2002

	Balance at		Charged to
	Beginning of	Charged to	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year

Year ended December 31, 2002:
Allowance for doubtful accounts	$124,111	$186,336	$—	$15,056	$295,391
Reserve for obsolete inventory	293,450	121,528	—	112,698	302,280

Total	$417,561	$307,864	$—	$127,754	$597,671

Year ended December 31, 2001:
Allowance for doubtful accounts	$213,249	$10,000	$—	$99,138	$124,111
Reserve for obsolete inventory	310,243	107,880	—	124,673	293,450

Total	$523,492	$117,880	$—	$223,811	$417,561

Year ended December 31, 2000:
Allowance for doubtful accounts	$140,824	$102,984	$—	$30,559	$213,249
Reserve for obsolete inventory	199,099	111,144	—	—	310,243

Total	$339,923	$214,128	$—	$30,559	$523,492

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Net revenue	$11,472,646	$13,423,371	$14,327,505	$18,148,491
Gross profit	6,958,486	8,359,944	9,474,096	11,920,689
Income from operations	1,239,225	2,084,679	2,532,874	3,391,429
Income from operations before income taxes	1,308,425	2,227,928	2,905,351	3,729,412
Net income	$836,976	$1,448,441	$1,942,303	$2,456,738

Basic income per share	$0.09	$0.14	$0.16	$0.20

Diluted income per share	$0.08	$0.13	$0.15	$0.19

2001	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Net revenue	$8,340,810	$9,204,721	$9,899,973	$10,470,931
Gross profit	4,768,021	5,270,066	5,830,956	6,371,956
Income from operations	332,764	530,936	783,321	1,161,886
Acquisition related costs	(483,766)	—	—	—
Income (loss) from operations before income taxes (benefit)	(13,160)	678,703	863,379	1,254,290
Net income (loss)	$(6,261)	$368,514	$475,244	$680,249

Basic income per share	$—	$0.04	$0.05	$0.07

Diluted income per share	$—	$0.04	$0.05	$0.07

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and among Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp. and Hi-tronics Designs, Inc.(10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and among Advanced Neuromodulation Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc.(14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc)(12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.7	Form of 1995 Employee Stock Option Agreement(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD.(8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD.(15)
10.19	Escrow Agreement dated November 25, 2002, among Advanced Neuromodulation Systems, Inc., Thomas E. Brust and Computershare Trust Company(16)
21.1	Subsidiaries(15)
23.1	Consent of Independent Auditors(16)
99.1	Certification of the Chief Executive Officer(16)
99.2	Certification of the Chief Financial Officer(16)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.

(8)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.

(11)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.

(15)	Previously filed.

(16)	Filed herewith.