Form 10-Q
period 2003-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2003-05-15
CIK 351721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1646002

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
Organization)

6501 Windcrest Drive, Plano, Texas 75024

(Address of Principal Executive Offices) (Zip Code)

(972) 309-8000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check [✓] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [✓]      NO [   ]

Indicate by check [✓] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [✓]      NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	May 9, 2003

Common stock, $.05 Par Value	12,746,878

Advanced Neuromodulation Systems, Inc. and Subsidiaries

PART I. Financial Information	2
Item 1. Financial Statements
Condensed Consolidated Balance Sheets March 31, 2003 (Unaudited) and December 31, 2002	3-4
Condensed Consolidated Statements of Income (Unaudited) For the Three Months Ended March 31, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2003 and 2002	6
Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24-25
PART II. Other Information	26
Item 6. Exhibits and Reports on Form 8-K	26
Signatures	27
§302 Certification of Chief Executive Officer	28
§302 Certification of Chief Financial Officer	29

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2003 (Unaudited) and December 31, 2002

	March 31,	December 31,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$4,960,705	$10,972,974
Marketable securities	85,869,470	85,796,944
Receivables:
Trade accounts, less allowance for doubtful accounts of $281,131 in 2003 and $295,391 in 2002	13,007,224	10,847,237
Interest and other	163,839	189,017

Total receivables	13,171,063	11,036,254

Inventories:
Raw materials	7,524,472	7,141,338
Work-in-process	2,600,031	2,364,386
Finished goods	5,849,356	4,217,222

Total inventories	15,973,859	13,722,946

Deferred income taxes	1,128,463	1,122,617
Prepaid expenses and other current assets	1,984,225	1,032,883

Total current assets	123,087,785	123,684,618

Equipment and fixtures:
Land	3,202,381	3,191,427
Furniture and fixtures	4,190,895	4,022,901
Machinery and equipment	10,942,071	10,343,953
Leasehold improvements	1,720,655	1,702,965

	20,056,002	19,261,246
Less accumulated depreciation and amortization	9,282,147	8,653,255

Net property, plant and equipment	10,773,855	10,607,991

Minority equity investments in preferred stock	1,132,000	—
Goodwill, net	9,607,237	7,407,237
Patents, net of accumulated amortization of $1,536,613 in 2003 and $1,435,835 in 2002	5,230,171	5,323,417
Purchased technology from acquisitions, net of accumulated amortization of $2,275,365 in 2003 and $2,098,200 in 2002	9,855,001	9,033,472
Trademarks, net of accumulated amortization of $1,004,230 in 2003 and $969,952 in 2002	1,701,234	1,701,154
Customer and supplier relations	1,300,000	—
Other assets, net of accumulated amortization of $571,816 in 2003 and $529,102 in 2002	988,193	586,238

	$163,675,476	$158,344,127

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
March 31, 2003 (Unaudited) and December 31, 2002

	March 31,	December 31,
Liabilities and Stockholders’ Equity	2003	2002

Current liabilities:
Accounts payable	$3,643,888	$2,392,579
Accrued salary and employee benefit costs	1,155,140	3,077,603
Accrued tax abatement liability	969,204	969,204
Accrued commissions	867,729	794,521
Income taxes payable	—	822,228
Deferred revenue	661,314	646,577
Warranty reserve	378,144	402,259
Other accrued expenses	402,481	299,905

Total current liabilities	8,077,900	9,404,876

Deferred income taxes	3,698,647	3,731,939
Non-current deferred revenue	87,595	162,504
Commitments and contingencies
Stockholders’ equity:
Common stock of $.05 par value Authorized 25,000,000 shares; issued and outstanding: 12,585,517 shares in 2003 and 12,350,676 in 2002	629,276	617,534
Additional capital	134,193,730	130,047,411
Retained earnings	17,013,562	14,393,748
Accumulated other comprehensive income (loss), net of tax benefit of $13,001 in 2003 and $7,155 in 2002	(25,234)	(13,885)

Total stockholders’ equity	151,811,334	145,044,808

	$163,675,476	$158,344,127

     See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,

	2003	2002

Net revenue	$19,670,591	$11,472,646
Cost of revenue	6,881,691	4,514,160

Gross profit	12,788,900	6,958,486

Operating expenses:
Research and development	1,692,431	1,292,703
Sales and marketing	5,159,908	2,895,890
Amortization of intangibles	354,934	227,796
General and administrative	1,765,918	1,302,872

	8,973,191	5,719,261

Income from operations	3,815,709	1,239,225

Other income (expenses):
Interest expense	—	(4,306)
Interest and other income	281,655	73,506

	281,655	69,200

Income before income taxes	4,097,364	1,308,425
Income taxes	1,477,550	471,449

Net income	$2,619,814	$836,976

Basic net income per share:	$.21	$.09

Diluted net income per share:	$.20	$.08

     See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,619,814	$836,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	983,827	769,585
Deferred income taxes	(33,292)	609,863
Changes in operating assets and liabilities:
Receivables	(2,134,809)	(1,004,003)
Inventories	(1,251,270)	(705,402)
Current income tax receivable	—	(675,491)
Prepaid expenses and other assets	(972,674)	113,534
Deferred revenue	(60,172)	(235,250)
Income taxes payable	(822,228)	—
Tax benefit from stock option exercises	2,102,907	535,655
Accounts payable	251,666	(345,156)
Accrued expenses	(1,770,794)	(960,141)

Total adjustments	(3,706,839)	(1,896,806)

Net cash used in operating activities	(1,087,025)	(1,059,830)

Cash flows from investing activities:
Purchases of marketable securities	(146,483,218)	(830,964)
Proceeds from sales of marketable securities	146,393,497	556,136
Acquisition of Sun Medical pain business	(3,900,000)	—
Minority equity investments in preferred stock	(1,132,000)	—
Additions to property, equipment, fixtures and intangible assets	(838,618)	(442,468)

Net cash used in investing activities	(5,960,339)	(717,296)

Cash flows from financing activities:
Payment of long-term obligations	—	(12,694)
Exercise of stock options	1,035,095	399,273

Net cash provided by financing activities	1,035,095	386,579

Net decrease in cash and cash equivalents	(6,012,269)	(1,390,547)
Cash and cash equivalents at beginning of year	10,972,974	9,785,325

Cash and cash equivalents at March 31	$4,960,705	$8,394,778

Supplemental cash flow information is presented below:
Income taxes paid	$1,073,709	$—

Interest paid	$—	$4,306

Non-cash activity:
Stock issued for intangible assets	$1,020,059	$—

     See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2001	9,071,868	$453,593	$38,670,248	$7,709,290	$(21,250)	$46,811,881
Net income	—	—	—	6,684,458	—	6,684,458
Adjustment to unrealized losses on marketable securities	—	—	—	—	7,365	7,365

Comprehensive Income						6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	2,875,000	143,750	83,031,603	—	—	83,175,353
Issuance of shares for stock option exercises	247,506	12,376	1,857,516	—	—	1,869,892
Issuance of common stock for acquisition	156,302	7,815	4,640,606	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	1,847,438

Balance at December 31, 2002	12,350,676	617,534	130,047,411	14,393,748	(13,885)	145,044,808
Net income	—	—	—	2,619,814	—	2,619,814
Adjustment to unrealized losses on marketable securities	—	—	—	—	(11,349)	(11,349)

Comprehensive Income						2,608,465

Issuance of shares for stock option exercises	206,495	10,325	1,024,770	—	—	1,035,095
Issuance of earnout shares for acquisition	28,346	1,417	1,018,642	—	—	1,020,059
Tax benefit from stock option exercises	—	—	2,102,907	—	—	2,102,907

Balance at March 31, 2003	12,585,517	$629,276	$134,193,730	$17,013,562	$(25,234)	$151,811,334

     See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

Advanced Neuromodulation Systems, Inc. (the “Company” or “ANS”) designs, develops, manufactures and markets implantable neuromodulation devices used to manage chronic intractable pain and other disorders of the central nervous system. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. (“HDI”) subsidiary, which we acquired in January 2001. ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI revenues are derived within the United States.

In November 2002, the Company acquired MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology based in St. Paul, Minnesota. See Note 3.

In March 2003, the Company acquired the pain management business of Sun Medical, Inc., the Company’s largest distributor of its Neuro Products. See Note 3.

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

In addition, ANS products are purchased primarily by hospitals, ambulatory surgery centers and other users who then bill various third party payors including Medicare, Medicaid, Workmen’s Compensation, private insurance companies and managed care organizations. These third party payors reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K/A. The results of operations for the period ended March 31, 2003 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Acquisitions

On March 27, 2003, the Company completed the acquisition of the pain management business of Sun Medical, Inc. for approximately $4.9 million (including acquisition related expenses of approximately $100,000), with $3.9 million paid at the closing and the remainder to be paid during the second quarter of 2003. The acquisition expands the Company’s direct sales force. Sun Medical was the largest distributor of the Company’s Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, the Company hired substantially all of the salespersons and clinical support specialists who worked for Sun Medical’s pain management business. Assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other tangible assets but excluded cash and accounts receivable as of the closing date. The allocation of the purchase price as of March 31, 2003 is approximately as follows: goodwill-$2,200,000, customer relations-$1,100,000, inventory-$1,000,000, other non-compete agreements-$300,000, supplier relations-$200,000, and employee non-compete agreements- $100,000. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years, other non-compete agreements-5 years, supplier relations-4 years and employee non-compete agreements-1 year.

On November 25, 2002, the Company completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology based in St. Paul, Minnesota. The acquired assets are part of the Company’s Neuro Products segment. Under the terms of the transaction, which was structured as a merger, the Company acquired only MicroNet’s proprietary technology and certain associated tangible assets. At closing, the Company paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of ANS common stock valued at $4,648,421. The Company also paid acquisition related costs of $859,460.The Company also agreed to pay the former MicroNet shareholders additional shares of its common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four quadrapolar leads (Milestone I), two octapolar leads (Milestone II) and a four channel lead and an eight channel lead designed for use in deep brain stimulation (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use with our electrical stimulation

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction. The aggregate value of the additional potential milestone earnout payments payable in shares of the Company’s common stock was $9 million as measured at the time the transaction was completed. In March 2003, the Company issued the former MicroNet shareholders an aggregate of 28,346 shares of common stock with a value at the time of issuance and release from escrow of $1,020,059 upon the successful completion of half of the first product milestone. All milestones must be met by November 2006 or November 2007, depending on the milestone. The earn-out shares were allocated in accordance with the original purchase price allocation, resulting in additional purchased technology of $978,237, tradenames of $23,461, and non-compete agreements of $18,361.

(4)	Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,

	2003	2002

Net income as reported	$2,619,814	$836,976
Stock-based compensation	946,977	431,363

Pro forma net income	$1,672,837	$405,613

Basic shares	12,412,607	9,107,985
Diluted shares	13,328,098	10,292,947

Pro forma Basic EPS	$.13	$.05

Pro forma Diluted EPS	$.13	$.04

(5)	Commitments and Contingencies

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent and the monthly rental rate for the remaining term of the lease is $48,308, subject to certain annual adjustments for increases in expenses for common area maintenance and property taxes. The monthly rental rate was increased to $52,647 in January 2003. In September 2002, the Company amended its lease agreement to add approximately 9,700 square feet of office space located in the same complex as its 40,000 square foot corporate headquarters. The lease on the additional space expires during August 2004, the same as the corporate headquarters facility. The monthly rental rate on the 9,700 square feet of office space is $11,485.

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

The Company leases transportation equipment under non-cancelable operating leases with expirations ranging from March 2005 until October 2006 at a monthly rate of $3,981.

The Company leases office equipment under non-cancelable operating leases expiring through 2004. Monthly payments on the office equipment leases are $2,412.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company is subject to proceedings, lawsuits and other claims related to its products and business. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

Currently, product liability claims and other ordinary routine litigation incidental to the Company’s business are the only litigation to which it is a party. While historically the Company’s product liability claims have not resulted in significant monetary liability beyond its insurance coverage, an adverse judgment beyond its insurance coverage could have a material adverse impact on its results of operations and financial condition.

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

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (Interpretation 45) requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent’s guarantee of a subsidiary’s debt to a third party, and 2) a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company’s consolidated statement of operations or condensed consolidated balance sheets.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(6)	Income Taxes

The Company recorded income tax expense during the three months ended March 31, 2003 of $1,477,550, an overall effective tax rate of 36.06%. During the three months ended March 31, 2002, the Company recorded income tax expense of $471,449, an overall effective tax rate of 36.03%. These effective tax rates in both 2003 and 2002 are higher than the U.S. statutory rate of 35% for corporations due to a provision for state taxes, offset by tax-exempt interest income.

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

	Three Months Ended March 31,

	2003	2002

Weighted-average shares outstanding (basic shares)	12,412,607	9,107,985
Effect of dilutive stock options	915,491	1,184,962

Diluted shares	13,328,098	10,292,947

For the three months ended March 31, 2003 and 2002, the incremental shares used for dilutive income per share relate to stock options whose exercise prices were less than the average market price in the underlying quarterly computations. For the three months ended March 31, 2003, options to purchase 28,000 shares at an average price of $40.82 per share were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common shares for that three month period and, therefore, the effect would be antidilutive. For the three months ended March 31, 2002, all stock options were included in the computation of diluted income per share since all exercise prices were less than the average market price of the common shares for that three-month period.

(8)	Comprehensive Income

Total comprehensive income for 2002 and for the three months ended March 31, 2003 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Comprehensive loss for the three months ended March 31, 2002 is as follows:

Three Months
Ended March 31, 2002

Net income	$836,976
Other comprehensive income (loss)	(1,453)

Comprehensive income	$835,523

(9)	Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

system through the delivery of electrical current or drugs directly to targeted nerve fibers. The HDI O.E.M. segment provides contract development and O.E.M. manufacturing of electro-mechanical devices.

Intersegment revenue from HDI is billed at cost with no intercompany mark-up.

Segment data for the three months ended March 31, 2003 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$16,627,446	$3,043,145	$—	$19,670,591
Intersegment revenues	$—	$1,431,732	$(1,431,732)	$—
Segment income from operations	$3,451,248	$364,461	$—	$3,815,709
Segment assets	$159,941,744	$9,008,052	$(5,274,320)	$163,675,476

Segment data for the three months ended March 31, 2002 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$8,988,419	$2,484,227	$—	$11,472,646
Intersegment revenues	$—	$1,135,360	$(1,135,360)	$—
Segment income from operations	$757,717	$481,508	$—	$1,239,225
Segment assets	$52,674,926	$6,887,338	$(3,513,259)	$56,049,005

(10)	Minority Investment in Preferred Stock

In January 2003, the Company invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spine Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research. This investment is accounted for under the cost method of accounting due to our minimal ownership percentage.

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

Also on January 2, 2001, we completed the acquisition of HDI, a privately-held O.E.M. developer and manufacturer, for approximately 1.1 million shares of our common stock. We accounted for this acquisition using the pooling of interests method and, accordingly, the financial information for all periods prior to the acquisition has been restated. Prior to the acquisition, HDI developed and manufactured our Genesis IPG as well as the transmitter for our Renew system. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe HDI’s expertise will allow us to develop more sophisticated products in less time. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the O.E.M. segment). For the three months ended March 31, 2003, our O.E. M. segment provided $3.04 million or 15.5% of our total net revenue. In the future, we expect our O.E.M. segment revenue to decrease as a percentage of our total revenue as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI’s research and development capabilities for internal product development.

In November 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™. These leads are the smallest diameter neurostimulation leads on the market, and because of their size, we believe they offer advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. The MicroNet assets are a part of our Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 156,302 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. We also agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four quadrapolar leads (Milestone I), two octapolar leads (Milestone II) and a four channel lead and an eight channel lead designed for use in deep brain stimulation (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 89,606 with an aggregate value at closing of $3 million into an escrow account. If and when the product and regulatory milestones are achieved, we will release a specified and fixed number of shares of our common stock from escrow to the former MicroNet shareholders (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. In March 2003, two parts of the first major product milestones were satisfied, and we issued the former MicroNet shareholders an aggregate of 28,346 shares of our common stock (of which 14,934 shares were from escrow) with a value at the time of issuance and release from escrow of $1,020,059, which was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation. Important additional product milestone deadlines occur in November 2003 and May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

On March 27, 2003, we completed the acquisition of the pain management business of Sun Medical, Inc. for approximately $4.9 million (including acquisition related expenses of approximately $100,000), with $3.9 million paid at the closing and the remainder to be paid during the second quarter of 2003. Sun Medical was the largest distributor of our Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, we hired substantially all of the salespersons and clinical support specialists who worked for Sun

Medical’s pain management business. Assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other tangible assets, but excluded cash and accounts receivable as of the closing date. The allocation of the purchase price as of March 31, 2003 is as follows: goodwill-$2,200,000, customer relations-$1,100,000, inventory-$1,000,000, other non-compete agreements-$300,000, supplier relations-$200,000, and employee non-compete agreements- $100,000. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years, other non-compete agreements-5 years, supplier relations-4 years and employee non-compete agreements-1 year.

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

We recognize revenue on product sales to end customers and distributors upon shipment, provided an arrangement with the customer or distributor exists, the fee is fixed and determinable, and collectibility is reasonably assured. Our shipping terms are FOB shipping point. We do not have any continuing obligation to our customers for installation or training, and there are no acceptance clauses in our customer arrangements. The only continuing obligation is a standard warranty that is offered to all customers. We accrue the estimated cost of providing that warranty at the point of sale based on our historical experience in fulfilling warranty obligations. We have not experienced warranty claims that exceeded our expectations.

End customers and distributors are granted rights of return for 60 days following the point of sale. We record, as a reduction in revenue, a provision for estimated sales returns and adjustments on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. We typically sell our products to distributors at a price equal to 75% to 78% of list price, and recognize the net amount as revenue when all the revenue recognition criteria detailed above are met.

We recognize revenue on development contracts at HDI using either the percentage of completion method for fixed price development contracts, or as the services are performed for development contracts that are completed on a time and materials basis. We recognize revenue using the percentage of completion method for the fixed price development agreements as the contract term can vary from 9 to 24 months, our right to receive payment depends on our performance in accordance with the agreement, and we can reasonably estimate the costs applicable to various stages of the development arrangement. Revenue is recognized based on the ratio of costs incurred in relation to the estimated costs for the total project. If we do not accurately estimate the resources required or the scope of work to be performed under a fixed price development agreement, then future profit margins and results of operations may be negatively impacted.

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

Contingencies

See Note 5 to the Consolidated Financial Statements for a discussion of the contingencies of proceedings, lawsuits and other claims related to our products and business.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and 2002

We reported net income of $2.62 million, or $.20 per diluted share, for the three months ended March 31, 2003, compared to $837,000, or $.08 per diluted share in the same 2002 period. Results for the first quarter of 2003 continue to reflect the positive impact of revenue growth from our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively.

Net revenue increased 71.5% to a record $19.67 million for the three months ended March 31, 2003, compared to $11.47 million in the comparable 2002 period. Net revenue of our neuromodulation products increased 85.0% to $16.63 million in 2003 from $8.99 million in 2002 primarily due to increased sales of our Genesis and GenesisXP IPG systems. Net revenue from our O.E.M. business increased 22.5% to $3.04 million in 2003 from $2.48 million in 2002 primarily due to higher volume of O.E.M. product sales.

Gross profit increased to $12.79 million during the three months ended March 31, 2003 from $6.96 million in 2002, principally due to the increase in net revenue discussed above. Additionally, gross profit margins increased to 65.0% in 2003, compared to 60.7% in 2002, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes.

Total operating expenses increased to $8.97 million for the three months ended March 31, 2003 from $5.72 million in the same period during 2002. However, as a percentage of net revenue, these expenses decreased to 45.6% in 2002 from 49.9% in 2002 due to leveraging of research and development and general and administrative expenses.

Research and development expense, as a percentage of net revenue, decreased to 8.6% during the three months ended March 31, 2003 from 11.3% in the same 2002 period, while the absolute dollar amount increased to $1.69 million in 2003 from $1.29 million during 2002, an increase of approximately $400,000. This increase in the absolute dollar amount in 2003 compared to 2002 was the result of higher salary and benefit expense from staffing additions and annual salary increases, higher legal expense for patent submissions and higher prototype tooling and test materials for new products under development. Our development efforts continue to be focused on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation system for deep brain stimulation, next generation drug pumps, and clinical trials of our AccuRx.

Sales and marketing expense, as a percentage of net revenue, increased to 26.2% during the three months ended March 31, 2003 from 25.2% in the same 2002 period, and the absolute dollar amount increased to $5.16 million in 2003 from $2.90 million during 2002. This increase in the absolute dollar amount during 2003 compared to 2002 was principally attributable to higher commission expense from increased Neuro Product sales, higher salary expense from annual salary increases and staffing additions in reimbursement, direct sales and clinical support specialists, higher travel expense due to increased direct sales activities and higher expense for education and training of new implanters of Neuro Products.

Amortization of other intangibles increased to $355,000 during the three months ended March 31, 2003 from $228,000 in the same period in 2002, due to amortization expense for intangible assets we acquired in the MicroNet Medical, Inc. acquisition consummated in November 2002.

General and administrative expense, as a percentage of net revenue, decreased to 9.0% during the three months ended March 31, 2003 from 11.4% in the same 2002 period, while the absolute dollar amount increased to $1.77 million in 2003 from $1.30 million during 2002. This increase in the absolute dollar amount of approximately $463,000 during 2003 compared to 2002 was principally attributable to higher salary expense from annual salary increases and staffing additions, higher employee benefit costs, higher recruiting fee expense and higher depreciation expense.

Other income increased to $282,000 during the three months ended March 31, 2003 from $69,000 during the three months ended March 31, 2002 primarily as a result of higher interest income due to higher funds available for investment from the public offering of common stock completed during the second quarter of 2002.

Income tax expense increased to $1.48 million during the three months ended March 31, 2003 from $471,000 in the same period in 2002, due to an increase in pretax income to $4.10 million in 2003 from $1.31 million in 2002. The effective tax rate was 36.06% during the 2003 period, similar to the 36.03% during the 2002 period. These effective tax rates in both 2003 and 2002 are higher than the U.S. statutory rate of 35% for corporations due to a provision for state taxes, offset by tax-exempt interest income.

Liquidity and Capital Resources

At March 31, 2003, our working capital increased to $115.0 million from $114.3 million at December 31, 2002. The ratio of current assets to current liabilities was 15.24:1 at March 31, 2003, compared to 13.15:1 at December 31, 2002. Cash, cash equivalents, certificates of deposit and marketable securities totaled $90.83 million at March 31, 2003 compared to $96.77 million at December 31, 2002.

In March 2003, we acquired Sun Medical’s pain management business, which will expand our direct domestic salesforce, for approximately $4.9 million in cash, including approximately $100,000 in acquisition costs. We paid $3.9 million at closing and will pay the remaining $1.0 million of the purchase price in the second quarter of 2003. See Note 3 to the Notes to Condensed Consolidated Financial Statements.

In January 2003, we invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

We increased our investment in inventories to $15.97 million at March 31, 2003, from $13.72 million at December 31, 2002, an increase of $2.25 million. This increase from year-end 2002 was primarily the result of two factors. First, in our acquisition of the pain management business from Sun Medical, we acquired approximately $1 million of inventory at Sun Medical’s cost on March 27, 2003 when we completed the acquisition. Second, we increased our inventory of stimulation products for Genesis and GenesisXP IPG systems in anticipation of continuing sales growth.

Our investment in trade accounts receivable increased to $13.01 million at March 31, 2003, from $10.85 million at December 31, 2002 due to increased sales and an increase in our days sales outstanding (DSOs) from 55 days at year-end 2002 to 59 days at March 31, 2003. We experienced slower collections during the first quarter of 2003 from insurance companies and hospitals resulting in the increase in DSOs.

In November 2002, we completed the acquisition of MicroNet Medical, Inc. See the discussion regarding this acquisition in “Background” above.

We spent $839,000 during the three months ended March 31, 2003, for capital expenditures primarily for new office furniture and equipment for personnel we hired and additional manufacturing tooling and equipment to provide increased capacity to support our current products. We have budgeted $3.3 million in capital expenditures (excluding the facility discussed below) in fiscal 2003.

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

We received $1.04 million of cash during the three months ended March 31, 2003 from the exercise of 206,495 stock options.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss of $3.4 million to offset future taxable income. We acquired the net operating loss in connection with the MicroNet Medical acquisition and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet Medical acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to use all of the net operating loss carryforwards to reduce taxable income in the tax periods immediately following the acquisition. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet Medical. Based on current estimates and assumptions, we expect to utilize at least approximately $700,000 in net operating loss carryforwards per full tax year, assuming we generate sufficient taxable income in any given year to utilize such amount.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from employee stock option exercises. During the three months ended March 31, 2003, we generated a $2.1 million tax benefit related to disqualifying dispositions of employee stock options.

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

Cash Flows

Net cash used by operations was $1.09 million for the three months ended March 31, 2003, as compared to $1.06 million in the same period in 2002. Although we reported a $1.78 million increase in net income to $2.6 million during the 2003 period compared to $837,000 in the 2002 period, we used more cash in our operating activities during the 2003 period for changes in working capital primarily for increases in accounts receivable and inventories and reducing our accrued liabilities.

Net cash used in investing activities was $5.96 million for the three months ended March 31, 2003, as compared to $717,000 for the same period in 2002, an increase of $5.24 million. This increase in the use of cash in investing activities during the 2003 period compared to 2002 was principally due to $3.9 million used in the acquisition of the pain management business from Sun Medical, Inc. and $1.1 million used to purchase minority investments in preferred stock, mostly related to a $1.0 million investment in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

Net cash provided by financing activities was $1.04 million for the three months ended March 31, 2003, as compared to $387,000 for the same period in 2002, an increase of $636,000 principally due to an increase in proceeds from stock option exercises.

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

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “potential”, “new market”, “potential market applications” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

•	failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability

•	because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market

•	if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

•	the launch of Genesis and GenesisXP and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our revenues and profitability

•	if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

•	any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products

•	if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

•	other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights

•	failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

•	modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

•	we will be unable to sell our products if we fail to comply with manufacturing regulations

•	our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

•	we are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim

•	we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

•	our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

•	our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. segment

•	we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

•	our success will depend on our ability to attract and retain key personnel and scientific staff

•	if we choose to acquire complementary business, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

•	we are subject to additional risks associated with international operations

•	our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

•	our shareholders’ rights plan and Texas law may inhibit a takeover that our shareholders consider favorable.

•	we may be obligated to issue shares of our common stock in the future to the former shareholders of MicroNet Medical and the number of shares could increase if our stock price decreases

•	general economic risks

•	other risks detailed from time to time in our SEC public filings

The foregoing risks are described in more detail in our Form 10-K/A for the year ended December 31, 2002. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2003, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their most recent review, which was completed within 90 days of the filing of this quarterly report, the Company’s Chief Executive Officer, Christopher G. Chavez and Chief Financial Officer, F. Robert Merrill III concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to such officers as is appropriate to allow timely decisions regarding required disclosure, and that these controls and procedures are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses) that could significantly affect those controls.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- Bylaws (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2- Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 99.1- Certification of the Chief Executive Officer (4)

Exhibit 99.2- Certification of the Chief Financial Officer (4)

(b)	The Company furnished a report on Form 8-K on January 10, 2003 reporting that the Company increased its revenue and earnings guidance for 2002 and 2003.

The Company filed a report on Form 8-K on March 17, 2003, as amended on April 30, 2003, reporting that James P. Calhoun, Vice President-Human Resources, Stuart Johnson, Vice President-Manufacturing, John Erickson, Vice President-Research and Development, Christopher G. Chavez, President and Chief Executive Officer, Scott F. Drees, Executive Vice President-Sales and Marketing and F. Robert Merrill III, Executive Vice President-Finance, Chief Financial Officer and Treasurer, each entered into a “Preset Diversification Program” (PDP), a stock disposition plan intended to qualify for the safe harbor offered by Rule 105-1 under the Securities Exchange Act of 1934, as amended.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: May 15, 2003	By:	/s/ F. Robert Merrill III
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/Christopher G. Chavez
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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