Form 10-Q
period 2003-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2003-08-12
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
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

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	July 31, 2003

Common stock, $.05 Par Value	19,326,811

Advanced Neuromodulation Systems, Inc. and Subsidiaries

PART I. Financial Information	2
Item 1. Financial Statements
Condensed Consolidated Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002	3-4
Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Six Months Ended June 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2003 and 2002	6
Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. Other Information	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	26-27
Signatures	28

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
June 30, 2003 (Unaudited) and December 31, 2002

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$5,855,374	$10,972,974
Marketable securities	88,502,862	85,796,944
Receivables:
Trade accounts, less allowance for doubtful accounts of $315,219 in 2003 and $295,391 in 2002	15,575,968	10,847,237
Interest and other	297,589	189,017

Total receivables	15,873,557	11,036,254

Inventories:
Raw materials	8,695,858	7,141,338
Work-in-process	2,964,322	2,364,386
Finished goods	6,160,946	4,217,222

Total inventories	17,821,126	13,722,946

Deferred income taxes	2,820,810	1,122,617
Prepaid expenses and other current assets	837,052	1,032,883

Total current assets	131,710,781	123,684,618

Equipment and fixtures:
Land	3,191,427	3,191,427
New facility construction in progress	1,167,516	—
Furniture and fixtures	4,000,036	4,022,901
Machinery and equipment	11,780,568	10,343,953
Leasehold improvements	1,758,254	1,702,965

	21,897,801	19,261,246
Less accumulated depreciation and amortization	9,291,988	8,653,255

Net property, plant and equipment	12,605,813	10,607,991

Minority equity investments in preferred stock	1,104,000	—
Goodwill, net	9,553,168	7,407,237
Patents, net of accumulated amortization of $1,637,982 in 2003 and $1,435,835 in 2002	5,184,503	5,323,417
Purchased technology from acquisitions, net of accumulated amortization of $2,477,364 in 2003 and $2,098,200 in 2002	10,147,583	9,033,472
Trademarks, net of accumulated amortization of $1,039,225 in 2003 and $969,952 in 2002	1,720,793	1,701,154
Customer and supplier relations, net of accumulated amortization of $51,786 in 2003	1,248,214	—
Other assets, net of accumulated amortization of $632,002 in 2003 and $529,102 in 2002	1,066,994	586,238

	$174,341,849	$158,344,127

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
June 30, 2003 (Unaudited) and December 31, 2002

	June 30,	December 31,
	2003	2002

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032,220	$2,392,579
Accrued salary and employee benefit costs	2,014,879	3,077,603
Deferred revenue	811,267	646,577
Accrued commissions	1,132,802	794,521
Accrued tax abatement liability	969,204	969,204
Income taxes payable	—	822,228
Warranty reserve	365,159	402,259
Other accrued expenses	623,593	299,905

Total current liabilities	8,949,124	9,404,876

Deferred income taxes	4,214,657	3,731,939
Non-current deferred revenue	966,973	162,504
Commitments and contingencies
Stockholders’ equity:
Common stock of $.05 par value. Authorized 25,000,000 shares; issued and outstanding: 19,268,255 shares in 2003 and 18,526,014 in 2002	963,413	926,301
Additional capital	139,330,279	129,738,644
Retained earnings	19,936,677	14,393,748
Accumulated other comprehensive income (loss), net of tax benefit of $9,931 in 2003 and $7,155 in 2002	(19,274)	(13,885)

Total stockholders’ equity	160,211,095	145,044,808

	$174,341,849	$158,344,127

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue	$22,324,461	$13,423,371	$41,995,052	$24,896,017
Cost of revenue	7,051,279	5,063,427	13,932,970	9,577,587

Gross profit	15,273,182	8,359,944	28,062,082	15,318,430

Operating expenses:
Research and development	2,352,468	1,375,520	4,044,899	2,668,223
Sales and marketing	6,330,144	3,392,474	11,490,052	6,288,364
Amortization of intangibles	450,338	228,834	805,272	456,630
General and administrative	1,866,333	1,278,437	3,632,251	2,581,309

	10,999,283	6,275,265	19,972,474	11,994,526

Income from operations	4,273,899	2,084,679	8,089,608	3,323,904

Other income (expense):
Interest expense	—	(3,939)	—	(8,245)
Interest and other income	294,472	147,188	576,127	220,694

	294,472	143,249	576,127	212,449

Income before income taxes	4,568,371	2,227,928	8,665,735	3,536,353
Income taxes	1,645,256	779,487	3,122,806	1,250,936

Net income	$2,923,115	$1,448,441	$5,542,929	$2,285,417

Net income per share:
Basic	$.15	$.10	$.29	$.16

Diluted	$.14	$.09	$.27	$.14

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$5,542,929	$2,285,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,085,171	1,570,760
Deferred income taxes	(1,719,914)	608,907
Stock-based compensation	240,485	—
Changes in operating assets and liabilities, net of acquisition:
Receivables	(4,837,303)	(1,729,355)
Inventories	(3,086,920)	(1,670,823)
Current income tax receivable	—	(188,477)
Prepaid expenses and other assets	174,498	279,783
Deferred revenue	969,159	(385,106)
Income taxes payable	(822,228)	621,849
Tax benefit from stock option exercises	4,756,798	651,076
Accounts payable	639,640	(529,997)
Accrued expenses	(437,854)	(250,554)

Total adjustments	(2,038,468)	(1,021,937)

Net cash provided by operating activities	3,504,461	1,263,480

Cash flows from investing activities:
Purchases of marketable securities	(234,133,936)	(1,276,240)
Proceeds from sales of marketable securities	231,419,854	1,145,633
Acquisition of Sun Medical pain business	(4,857,192)	—
Minority equity investments in preferred stock	(1,104,000)	—
New facility construction in progress	(1,167,516)	—
Additions to property, equipment, fixtures and intangible assets	(2,390,676)	(743,525)

Net cash used in investing activities	(12,233,466)	(874,132)

Cash flows from financing activities:
Payment of long-term obligations	—	(189,722)
Net proceeds from public offering of common stock	—	83,197,853
Exercise of stock options	3,611,405	639,500

Net cash provided by financing activities	3,611,405	83,647,631

Net increase (decrease) in cash and cash equivalents	(5,117,600)	84,036,979
Cash and cash equivalents at beginning of year	10,972,974	9,785,325

Cash and cash equivalents at June 30	$5,855,374	$93,822,304

Supplemental cash flow information is presented below:
Income taxes paid (refunded)	$950,090	$(566,057)

Interest paid	$—	$8,245

Non-cash activity:
Stock issued for intangible assets	$1,020,059	$—

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2001 (restated for 3 for 2 stock split)	13,607,802	$680,390	$38,443,451	$7,709,290	$(21,250)	$46,811,881
Net income	—	—	—	6,684,458	—	6,684,458
Adjustment to unrealized losses on marketable securities	—	—	—	—	7,365	7,365

Comprehensive Income						6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	4,312,500	215,625	82,959,728	—	—	83,175,353
Issuance of shares for stock option exercises	371,259	18,563	1,851,329	—	—	1,869,892
Issuance of common stock for acquisition	234,453	11,723	4,636,698	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	1,847,438

Balance at December 31, 2002	18,526,014	926,301	129,738,644	14,393,748	(13,885)	145,044,808
Net income	—	—	—	5,542,929	—	5,542,929
Adjustment to unrealized losses on marketable securities	—	—	—	—	(5,389)	(5,389)

Comprehensive Income						5,537,540

Issuance of shares for stock option exercises	699,722	34,986	3,576,419	—	—	3,611,405
Stock-based compensation	—	—	240,485	—	—	240,485
Issuance of earn-out shares for acquisition	42,519	2,126	1,017,933	—	—	1,020,059
Tax benefit from stock option exercises	—	—	4,756,798	—	—	4,756,798

Balance at June 30, 2003	19,268,255	$963,413	$139,330,279	$19,936,677	$(19,274)	$160,211,095

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

Advanced Neuromodulation Systems, Inc. (“we,” the “Company” or “ANS”) designs, develops, manufactures and markets implantable neuromodulation devices used to manage chronic intractable pain and other disorders of the central nervous system. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. (“HDI”) subsidiary, which we acquired in January 2001. ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI revenues are derived within the United States.

On July 11, 2003, we effected a 3-for-2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares and income per share figures have been restated to reflect the split.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K/A. The results of operations for the period ended June 30, 2003 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Acquisitions

On March 27, 2003, the Company completed the acquisition of the pain management business of Sun Medical, Inc. for approximately $4,857,192 (including acquisition related expenses of approximately $45,931). The acquisition expands the Company’s direct sales force. Sun Medical was the largest distributor of the Company’s Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, the Company hired substantially all of the salespersons and clinical support specialists who worked for Sun Medical’s pain management business. Assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other tangible assets but excluded cash and accounts receivable as of the closing date. The allocation of the purchase price as of June 30, 2003 is approximately as follows: goodwill-$2,145,931, customer relations-$1,100,000, inventory-$1,011,261, other non-compete agreements-$300,000, supplier relations-$200,000, and employee non-compete agreements- $100,000. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years, other non-compete agreements-5 years, supplier relations-4 years and employee non-compete agreements-1 year.

On November 25, 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. These leads are the smallest diameter neurostimulation leads on the market, and because of their size, we believe they offer advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. The MicroNet assets are a part of our Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. We also agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four 4-electrode leads (Milestone I), two 8-electrode leads (Milestone II) and a 4-electrode lead and an 8-electrode lead

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

designed for use in specific applications (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use directly with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 134,409 with an aggregate value at closing of $3 million into an escrow account. If and when the product and regulatory milestones are achieved, we will release a specified and fixed number of shares of our common stock from escrow to the former MicroNet shareholders (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. In March 2003, two parts of the first major product milestones were satisfied, and we issued the former MicroNet shareholders an aggregate of 42,519 shares of our common stock (of which 22,401 shares were from escrow) with a value at the time of issuance and release from escrow of $1,020,059, which was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, resulting in additional purchased technology of $978,237, tradenames of $23,461, and non-compete agreements of $18,361. Important additional product milestone deadlines occur in November 2003 and May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

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

10

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$2,923,115	$1,448,441	$5,542,929	$2,285,417
Stock-based compensation	1,045,865	513,149	1,992,842	944,512

Pro forma net income	$1,877,250	$935,292	$3,550,087	$1,340,905

Basic shares	19,118,414	15,245,627	18,868,663	14,453,802
Diluted shares	20,471,865	16,933,533	20,232,006	16,186,478

Pro forma Basic EPS	$.10	$.06	$.19	$.09

Pro forma Diluted EPS	$.09	$.06	$.18	$.08

(5)	Commitments and Contingencies

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998, the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion fails to comply with its obligations any time prior to August 2003. The Company retains monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the cardiovascular operations in January 1998. Atrion met the minimum requirements under the agreement in August 2003, and accordingly no payment will be required. Thus, the Company will reverse the potential obligation of $969,204 in September 2003, which will result in the reporting of “other income” in this amount in the Consolidated Statement of Income.

The Company entered into a sixty-three month lease agreement on 40,000 square feet of space located in the North Dallas area during February 1999. The Company relocated its operations to the leased facility in May 1999 and the rental period under the lease commenced on June 1, 1999. Under the terms of the lease agreement, the Company received three months free rent, and the monthly rental rate for the remaining term of the lease is $48,308, subject to certain annual adjustments for increases in expenses for common area maintenance and property taxes. The monthly rental rate was increased to $52,647 in January 2003. In September 2002, the Company amended its lease agreement to add approximately 9,700 square feet of office space located in

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

the same complex as its 40,000 square foot corporate headquarters. The lease on the additional space expires during August 2004, the same as the corporate headquarters facility. The monthly rental rate on the 9,700 square feet of office space is $11,485. In July 2003, the Company entered into a sublease to add approximately 9,800 square feet of office space located in the same complex as its 40,000 square foot corporate headquarters. The sublease on the additional space expires on July 31, 2004 and has a monthly rental rate of $10,655.

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

The Company leases transportation equipment under non-cancelable operating leases with expirations ranging from March 2005 until October 2006 at a monthly rate of $2,907.

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

Certain of the Company’s distributor sales agreements contain an early termination provision that permits the Company to terminate the agreement without cause by paying an early termination fee equal to 25% of the prior 12 month sales to the distributor. The termination fee for the Company’s two existing distributors would range from $528,487 to $1,536,206. In addition, under the Company’s sales agreements with its independent sales agents, the Company can terminate those agreements without cause by paying an early termination fee equal to 100% of the commissions that would otherwise be payable on sales in the territory for the 90 days after termination and 50% of the commission that would otherwise be payable on sales in the territory for the 90 day period after the first 90 day period.

In addition, under its distributor agreements, sales agent agreements and certain other

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

ordinary course commercial contracts with third parties, the Company typically agrees to indemnify the other contracting party from damages and costs that may arise from product liability claims. The terms of the agreements and contracts vary, and the potential exposure under these indemnities cannot reasonably be estimated or determined. Historically, product liability claims for our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets.

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

The Company recorded income tax expense during the three months and six months ended June 30, 2003 of $1,645,256 and $3,122,806, representing overall effective tax rates of 36.01% and 36.04%, respectively. These effective tax rates during the 2003 periods are higher than the U.S. statutory rate of 35% for corporations due to a provision for state taxes, offset by tax-exempt interest income. During the three months and six months ended June 30, 2002, the Company recorded income tax expense of $779,487 and $1,250,936, representing overall effective tax rates of 35% and 35.37%, respectively. These effective tax rates during the 2002 periods are higher than the U.S. statutory rate of 34% for corporations due to a provision for state taxes, offset by tax-exempt interest income.

(7)	Stock Split and Net Income Per Share

On July 11, 2003, we effected a 3-for-2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares and income per share figures have been restated to reflect the split.

Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed to reflect the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:

13

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted-average shares outstanding (basic shares)	19,118,414	15,245,627	18,868,663	14,453,802
Effect of dilutive stock options	1,353,451	1,687,906	1,363,343	1,732,676

Diluted shares	20,471,865	16,933,533	20,232,006	16,186,478

For the three months and six months ended June 30, 2003 and 2002, the incremental shares used for dilutive income per share relate to stock options whose exercise prices were less than the average market price in the underlying quarterly computations. For the three months ended June 30, 2003, all stock options outstanding, with the exception of options to purchase 73,875 shares at an average price of $32.05 per share, were included in the computation of diluted income per share because the options’ exercise prices were less than the average market price of the common shares for that three month period. The options to purchase 73,875 shares were excluded because including them would have been antidilutive. For the three months ended June 30, 2002, all stock options were included in the computation of diluted income per share since all exercise prices were less than the average market price of the common shares for that three-month period.

(8)	Comprehensive Income

Total comprehensive income for 2002 and for the six months ended June 30, 2003 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) is due to unrealized gains and losses on marketable securities. Comprehensive income (loss) for the three months and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$2,923,115	$1,448,441	$5,542,929	$2,285,417
Other comprehensive Income (loss)	5,960	8,204	(5,389)	6,751

Comprehensive income	$2,929,075	$1,456,645	$5,537,540	$2,292,168

(9)	Segment Information

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the three months ended June 30, 2003 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$19,347,907	$2,976,554	$—	$22,324,461
Intersegment revenues	$—	$2,049,514	$(2,049,514)	$—
Segment income from operations	$3,732,812	$541,087	$—	$4,273,899

Segment data for the three months ended June 30, 2002 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$10,829,528	$2,593,843	$—	$13,423,371
Intersegment revenues	$—	$1,335,378	$(1,335,378)	$—
Segment income from operations	$1,643,750	$440,929	$—	$2,084,679

Segment data for the six months ended June 30, 2003 follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$35,975,353	$6,019,699	$—	$41,995,052
Intersegment revenues	$—	$3,481,246	$(3,481,246)	$—
Segment income from operations	$7,184,060	$905,548	$—	$8,089,608
Segment assets	$171,073,544	$10,012,968	$(6,744,663)	$174,341,849

Segment data for the six months ended June 30, 2002 follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$19,817,947	$5,078,070	$—	$24,896,017
Intersegment revenues	$—	$2,470,738	$(2,470,738)	$—
Segment income from operations	$2,401,467	$922,437	$—	$3,323,904
Segment assets	$138,575,393	$7,024,169	$(3,753,993)	$141,845,569

(10)	Minority Investment in Preferred Stock

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

On June 6, 2003, we announced that our Board of Directors had approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend (one share of common stock payable for every two shares held). The dividend was paid on July 11, 2003 to shareholders of record on June 20, 2003. We have restated all share data and net income per share data to reflect the split.

Recent Developments

On November 25, 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. These leads are the smallest diameter neurostimulation leads on the market, and because of their size, we believe they offer advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. The MicroNet assets are a part of our Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. We also agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four 4-electrode leads (Milestone I), two 8-electrode leads (Milestone II) and a 4-electrode lead and an 8-electrode lead designed for use in specific applications (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use directly with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 134,409 with an aggregate value at closing of $3 million into an escrow account. If and when the product and regulatory milestones are achieved, we will release a specified and fixed number of shares of our common stock from escrow to the former MicroNet shareholders (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. In March 2003, two parts of the first major product milestone were satisfied, and we issued the former MicroNet shareholders an aggregate of 42,519 shares of our common stock (of which 22,401 shares were from escrow) with a value at the time of issuance and release from escrow of $1,020,059, which was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, resulting in additional purchased technology of $978,237, tradenames of $23,461, and non-compete agreements of $18,361. Important additional product milestone deadlines occur in November 2003 and May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

On March 27, 2003, we completed the acquisition of the pain management business of Sun Medical, Inc. for $4,857,192 (including acquisition related expenses of $45,931). Sun Medical was the largest distributor of our Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002 and $2.87 million, or 14.5% of revenue of the Neuro Products segment during the six month period ended June 30, 2002. As part of the acquisition, we hired substantially all of the salespersons and clinical support specialists who worked for Sun Medical’s pain management business. Assets acquired consisted primarily of customer lists, non-competes, inventory, contracts, equipment and other tangible assets, but excluded cash and accounts receivable as of the closing date. The allocation of the purchase price as of March 31, 2003 is as follows: goodwill-$2,145,931, customer relations-$1,100,000, inventory-$1,011,261, other non-compete agreements-$300,000, supplier relations-$200,000, and employee non-compete agreements- $100,000. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years, other non-compete agreements-5 years, supplier relations-4 years and employee non-compete agreements-1 year.

Our current neuromodulation product line includes our Genesis® IPG system, GenesisXP™ IPG system, Renew® RF system and AccuRx® constant rate drug pump. With the launch of our Genesis and GenesisXP IPG systems, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. The launch of the Genesis IPG and GenesisXP IPG in 2002 slowed our growth rate in sales of Renew systems from an average annual percentage growth rate in the mid-teens over the past several years to single-digit annual growth in 2002. Management believes this trend may continue in 2003 and has assumed similar single-digit growth in Renew sales during 2003.

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

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002

Results for the second quarter and first half of 2003 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. Based on our sales experience over the last few quarters, we increased our earnings guidance for 2003 in a press release dated July 28, 2003. We now expect net income per diluted share in a range of $.59 to $.61 for the full year, up from our previous guidance of net income per diluted share of $.54 to $.57.

Net revenue of our neuromodulation products increased 78.7% to $19.35 million in 2003 from $10.83 million in 2002 primarily due to increased sales of our Genesis and GenesisXP IPG systems. Revenue from our Renew RF system grew modestly during the quarter compared to the prior year quarter. Net revenue from our O.E.M. business increased 14.8% to $2.98 million in 2003 from $2.59 million in 2002 primarily due to higher volume of O.E.M. product sales. Net revenue of our neuromodulation products increased 81.5% to $35.98 million in 2003 year-to-date from $19.82 million in the same six-month period in 2002, again primarily due to increased sales of our Genesis and GenesisXP IPG systems. Net revenue from our O.E.M. business increased 18.5% to $6.02 million in 2003 from $5.08 million in 2002 due to higher volume of O.E.M. product sales. We now expect net revenue in a range of $84 to $87 million for the full year, up from our previous guidance of $77 to $80 million.

Gross profit margins increased during the quarter and the six months due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes.

Total operating expenses increased due to increased investments in our sales and marketing capabilities, including the additional sales personnel acquired in the March 2003 acquisition of Sun Medical’s pain management business. However, as a percentage of net revenue, these expenses decreased to 47.6% for the first six months in 2003 from 48.2% for the same period in 2002 due to leveraging of research and development expense and general and administrative expense.

Research and development expense increased in absolute dollar amounts during both periods in 2003 compared to 2002 due to higher salary and benefit expense from staffing additions and annual salary increases, higher stock based compensation expense and higher prototype tooling and test materials for new products under development. We also accelerated certain research and development projects during the second quarter, although we expect annual expenditures to be consistent with budgeted amounts. Our development efforts continue to focus on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation system for deep brain stimulation and next generation drug pumps.

Sales and marketing expense increased during both the quarter and the six-month period principally due to higher commission expense from increased Neuro Product sales, higher salary expense from annual salary increases and staffing additions in reimbursement, direct sales and clinical support specialists, higher employee benefit costs from staffing additions, higher travel expense due to increased direct sales activities and higher expense for education and training of new implanters of Neuro Products.

Amortization expense increased during both periods due to amortization expense for intangible assets we acquired in the MicroNet Medical, Inc. acquisition consummated in November 2002 and the Sun Medical, Inc. acquisition consummated on March 27, 2003.

General and administrative expense increased in absolute dollar amounts during both 2003 periods compared to the same periods in 2002 principally as a result of higher salary expense from annual salary increases and staffing additions, higher employee benefit costs, higher recruiting fee expense and higher depreciation expense.

Other income increased during both 2003 periods primarily as a result of higher interest income due to higher funds available for investment.

Income tax expense increased due to an increase in pretax income. The effective tax rate was 36.01% during the second quarter of 2003 compared to 35.0% during the 2002 second quarter. During the 2003 period, we used a 35% federal income tax rate due to higher projected income while during 2002 we used a federal income tax rate of 34%. The effective tax rate was 36.04% during the 2003 six month period compared to 35.4% during the 2002 six month period. During the 2003 period, we used a 35% federal income tax rate due to higher projected income while during 2002, we used a federal income tax rate of 34%. These effective tax rates in both 2003 and 2002 are higher than the U.S. statutory rate for corporations due to a provision for state taxes, offset by tax-exempt interest income.

Liquidity and Capital Resources

At June 30, 2003, our working capital increased to $122.8 million from $114.3 million at December 31, 2002. The ratio of current assets to current liabilities was 14.72:1 at June 30, 2003, compared to 13.15:1 at December 31, 2002. Cash, cash equivalents, certificates of deposit and marketable securities totaled $94.36 million at June 30, 2003 compared to $96.77 million at December 31, 2002.

In March 2003, we acquired Sun Medical’s pain management business, which will expand our direct domestic salesforce, for approximately $4,857,000 in cash, including approximately $46,000 in acquisition costs. See Note 3 to the Notes to Condensed Consolidated Financial Statements.

In January 2003, we invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

We have increased our investment in inventories in anticipation of continuing sales growth.

Our investment in trade accounts receivable increased due to increased sales and an increase in our days sales outstanding (DSOs) from 55 days at year-end 2002 to 64 days at June 30, 2003. Two factors accounted for the increase in DSOs. First, we acquired the pain management business of Sun Medical on March 27, 2003. Prior to our acquisition, Sun Medical would pay us within 10 days to take advantage of a payment discount. As such, our outstanding accounts receivable from Sun Medical at any point in time was relatively small. After this acquisition, we are now billing hospitals and insurance companies directly, and these customers tend to pay on a slower cycle than did Sun. Second, we experienced slower collections during the first half of 2003 from insurance companies because a larger portion of our neuro segment business revenues were derived from direct billing to insurance companies compared to the prior periods.

We spent $2.39 million during the six months ended June 30, 2003, for capital expenditures primarily for new office furniture and equipment for personnel we hired and additional manufacturing tooling and equipment to provide increased capacity to support our current products. We have budgeted $3.3 million in capital expenditures (excluding the facility discussed below) in fiscal 2003, and expect to spend approximately that amount.

Because we expect our business to continue to grow at rates that will demand added office and facility space, we acquired approximately 10 acres of land in December 2002 for approximately $3.19 million. The land is located in Plano, Texas, near our current corporate headquarters. Our current lease on our 50,000 square foot corporate headquarters expires in August 2004. We intend to build a new corporate headquarters facility on the land and relocate to the new facility upon the expiration of our lease in August 2004. We are designing the new facility to accommodate planned growth within a five-year horizon and anticipate that the facility will contain 140,000 to 150,000 square feet and cost between $16 million and $17 million. While we have not yet determined the method by which we will finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction. In the interim, we are funding the construction from our cash reserves. During the second quarter of 2003, we began construction of the facility and used $1.17 million to fund the interim construction.

We received $3.61 million of cash during the six months ended June 30, 2003 from the exercise of employee and director stock options to purchase 699,722 shares of our common stock.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss of $3.4 million to offset future taxable income. We acquired the net operating loss in connection with the MicroNet Medical acquisition and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet Medical acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to use all of the net operating loss carryforwards to reduce taxable income in the tax periods immediately following the acquisition. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet Medical. Based on current estimates and assumptions, we expect to utilize at least approximately $700,000 in net operating loss carryforwards per full tax year over the next five years, assuming we generate sufficient taxable income in any given year to utilize such amount.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from employee stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the six months ended June 30, 2003, we generated a $4.76 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options.

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

Cash Flows

Net cash provided by operations increased for the first six months of 2003 due to an increase in net income of $3.26 million. Major uses of cash for working capital components during the 2003 period were for increased accounts receivable from record sales levels and for increased investments in inventories in anticipation of continued sales growth. We also received the tax benefits from the exercise of stock options described above, and $1.2 million in cash from our distribution agreement with Boston Scientific Corporation, which is included in “deferred revenue” as an asset.

Net cash used in investing activities increased substantially during the period, principally due to the acquisition of Sun Medical’s pain management business, $1.1 million used to purchase minority investments in preferred stock, mostly related to a $1.0 million investment in Innovative Spinal Technologies, Inc., $1.17 million used to fund interim construction on our new facility, a $1.65 million increase in funds used for capital expenditures and an increase of $2.58 million for net purchases of marketable securities.

Net cash provided by financing activities decreased substantially because the prior year period reflects the $83.20 million raised in a public offering during the 2002 period. Exercise of stock options provided $3.61 million during the six months ended June 30, 2003 compared to $640,000 during the same period a year ago.

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

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “potential”, “new market”, “potential market applications” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

•	failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability

•	because our main competitor has significantly greater resources than we do and new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market

•	if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

•	the launch of Genesis and GenesisXP and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our revenues and profitability

•	if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

•	any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products

•	if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

•	other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights

•	failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

•	modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

•	we will be unable to sell our products if we fail to comply with manufacturing regulations

•	our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

•	we are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim

•	we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

•	our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

•	our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. segment

•	we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

•	our success will depend on our ability to attract and retain key personnel and scientific staff

•	if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

•	we are subject to additional risks associated with international operations

•	our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

•	our shareholders’ rights plan and Texas law may inhibit a takeover that our shareholders consider favorable

•	we may be obligated to issue shares of our common stock in the future to the former shareholders of MicroNet Medical and the number of shares could increase if our stock price decreases

•	general economic risks

•	other risks detailed from time to time in our SEC public filings

The foregoing risks are described in more detail in our Form 10-K/A for the year ended December 31, 2002. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2003, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Shareholders on June 4, 2003 at the Company’s corporate offices in Plano, Texas. At the Annual Meeting, the shareholders voted on the election of eight directors for a one-year term (with the exception of A. Ronald Lerner, who plans to serve until January 2004), as follows:

		Votes Abstained
	Votes For	and
	Nominee	Broker Non-Votes

Christopher G. Chavez	8,328,856	3,133,942
Robert C. Eberhart, Ph.D.	11,076,004	386,794
Joseph E. Laptewicz	11,182,885	279,913
A. Ronald Lerner	11,253,532	209,266
J. Philip McCormick	11,183,312	279,486
Hugh M. Morrison	11,075,096	387,702
Richard D. Nikolaev	11,186,496	276,302
Michael J. Torma, M.D.	11,072,596	390,202

There were present at the Annual Meeting in person or by proxy, shareholders holding 11,462,798 shares on a pre-split basis, or approximately 89.76% of the eligible voting shares. The votes listed above reflect pre-split shares of common stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1- Articles of Incorporation, as amended and restated (1)

Exhibit 3.2- Bylaws, as amended and restated (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2- Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 32.1 - Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.2 - Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(b)	The Company furnished a report on Form 8-K on May 7, 2003, providing under Item 9. Regulation FD Disclosure, a press release issued by the Company on April 24, 2003 disclosing information regarding our results of operations and financial condition for the first quarter of 2003, our financial outlook for 2003, and the completion of the acquisition of Sun Medical’s pain management business. The Company also furnished a copy of the transcript of a conference call held on April 24, 2003 discussing our results of operations and financial condition for the first quarter of 2003 and our financial outlook for 2003.

The Company furnished a report on Form 8-K on June 6, 2003, reporting under Item 9. Regulation FD Disclosure, that our Board of Directors declared a 3-for-2 split of our common stock payable on July 11, 2003 to shareholders of record on June 20, 2003.

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: August 12, 2003	By: /s/ F. Robert Merrill III

F. Robert Merrill III
Executive Vice President, Finance
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws, as amended and restated (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.