Form 10-Q
period 2003-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2003-11-13
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check ☑ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	October 31, 2003

Common stock, $.05 Par Value	19,549,822

Advanced Neuromodulation Systems, Inc. and Subsidiaries

PART I. Financial Information	2
Item 1. Financial Statements
Condensed Consolidated Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002	3-4
Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Nine Months Ended September 30, 2003 and 2002	5
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2003 and 2002	6
Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II.Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2003 (Unaudited) and December 31, 2002

	September 30,	December 31,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$6,517,353	$10,972,974
Marketable securities	90,092,003	85,796,944
Receivables:
Trade accounts, less allowance for doubtful accounts of $560,811 in 2003 and $295,391 in 2002	15,424,550	10,847,237
Interest and other	146,758	189,017

Total receivables	15,571,308	11,036,254

Inventories:
Raw materials	9,194,585	7,141,338
Work-in-process	3,538,850	2,364,386
Finished goods	7,111,405	4,217,222

Total inventories	19,844,840	13,722,946

Deferred income taxes	2,919,571	1,122,617
Income tax receivable	321,378	—
Prepaid expenses and other current assets	1,142,111	1,032,883

Total current assets	136,408,564	123,684,618

Equipment and fixtures:
Land	3,191,427	3,191,427
New facility construction in progress	3,102,432	—
Furniture and fixtures	4,247,209	4,022,901
Machinery and equipment	13,170,159	10,343,953
Leasehold improvements	1,821,191	1,702,965

	25,532,418	19,261,246
Less accumulated depreciation and amortization	10,113,231	8,653,255

Net property, plant and equipment	15,419,187	10,607,991

Minority equity investments in preferred stock	1,104,000	—
Goodwill, net	9,553,168	7,407,237
Patents, net of accumulated amortization of $1,739,813 in 2003 and $1,435,835 in 2002	5,212,682	5,323,417
Purchased technology from acquisitions, net of accumulated amortization of $2,688,319 in 2003 and $2,098,200 in 2002	9,936,628	9,033,472
Trademarks, net of accumulated amortization of $1,074,550 in 2003 and $969,952 in 2002	1,715,013	1,701,154
Customer and supplier relations, net of accumulated amortization of $107,951 in 2003	1,559,910	—
Other assets, net of accumulated amortization of $700,547 in 2003 and $529,102 in 2002	1,326,463	586,238

	$182,235,615	$158,344,127

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
September 30, 2003 (Unaudited) and December 31, 2002

	September 30,	December 31,
Liabilities and Stockholders' Equity	2003	2002

Current liabilities:
Accounts payable	$2,175,187	$2,392,579
Accrued salary and employee benefit costs	2,843,650	3,077,603
Deferred revenue	561,066	646,577
Accrued commissions	1,228,473	794,521
Accrued tax abatement liability	—	969,204
Income taxes payable	—	822,228
Warranty reserve	354,029	402,259
Other accrued expenses	520,264	299,905

Total current liabilities	7,682,669	9,404,876

Deferred income taxes	4,502,743	3,731,939
Non-current deferred revenue	937,243	162,504
Commitments and contingencies
Stockholders’ equity:
Common stock of $.05 par value Authorized 25,000,000 shares; issued and outstanding: 19,510,072 shares in 2003 and 18,526,014 in 2002	975,503	926,301
Additional capital	144,364,676	129,738,644
Retained earnings	23,793,528	14,393,748
Accumulated other comprehensive income (loss), net of tax benefit of $10,690 in 2003 and $7,155 in 2002	(20,747)	(13,885)

Total stockholders’ equity	169,112,960	145,044,808

	$182,235,615	$158,344,127

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue	$23,418,505	$14,327,505	$65,413,557	$39,223,522
Cost of revenue	6,384,445	4,853,409	20,317,415	14,430,996

Gross profit	17,034,060	9,474,096	45,096,142	24,792,526

Operating expenses:
Research and development	2,552,951	1,518,610	6,597,850	4,186,833
Sales and marketing	6,970,941	3,802,840	18,460,993	10,091,204
Amortization of intangibles	472,821	229,464	1,278,093	686,094
General and administrative	1,871,833	1,390,308	5,504,084	3,971,617

	11,868,546	6,941,222	31,841,020	18,935,748

Income from operations	5,165,514	2,532,874	13,255,122	5,856,778

Other income (expense):
Interest expense	—	(2,514)	—	(10,759)
Other income	969,204	—	969,204	—
Interest income	200,243	374,991	776,370	595,685

	1,169,447	372,477	1,745,574	584,926

Income before income taxes	6,334,961	2,905,351	15,000,696	6,441,704
Income taxes	2,382,109	963,048	5,504,915	2,213,984

Net income	$3,952,852	$1,942,303	$9,495,781	$4,227,720

Net income per share:
Basic	$.20	$.11	$.50	$.27

Diluted	$.19	$.10	$.46	$.24

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$9,495,781	$4,227,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,379,235	2,382,517
Increase in inventory reserve	20,559	51,403
Deferred income taxes	(1,529,830)	425,615
Accrued tax abatement liability	(969,204)	—
Stock-based compensation	505,430	31,120
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,535,056)	(2,602,695)
Inventories	(4,778,450)	(2,660,865)
Current income tax receivable	(321,378)	175,230
Prepaid expenses and other assets	(130,560)	(231,573)
Deferred revenue	689,228	(54,699)
Income taxes payable	(822,228)	—
Tax benefit from stock option exercises	7,240,918	1,674,689
Accounts payable	(217,392)	(201,155)
Accrued expenses	372,128	647,475

Total adjustments	(1,096,600)	(362,938)

Net cash provided by operating activities	8,399,181	3,864,782

Cash flows from investing activities:
Purchases of marketable securities	(307,383,482)	(110,425,666)
Proceeds from sales of marketable securities	303,078,026	19,793,545
Acquisition of Sun Medical pain business	(4,857,192)	—
Minority equity investments in preferred stock	(1,104,000)	—
Acquisition of assets of Comedical, Inc.	(1,134,079)	—
New facility construction in progress	(3,102,432)	—
Additions to property, equipment, fixtures and intangible assets	(4,164,469)	(1,713,765)

Net cash used in investing activities	(18,667,628)	(92,345,886)

Cash flows from financing activities:
Payment of long-term obligations	—	(189,722)
Net proceeds from public offering of common stock	—	83,175,353
Exercise of stock options	5,812,826	1,466,322

Net cash provided by financing activities	5,812,826	84,451,953

Net decrease in cash and cash equivalents	(4,455,621)	(4,029,151)
Cash and cash equivalents at beginning of year	10,972,974	9,785,325

Cash and cash equivalents at September 30	$6,517,353	$5,756,174

Supplemental cash flow information is presented below:
Income taxes paid	$979,373	$33,943

Interest paid	$—	$10,759

Non-cash activity:
Stock issued for intangible assets	$1,020,059	$—

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2001 (restated for 3 for 2 stock split)	13,607,802	$680,390	$38,443,451	$7,709,290	$(21,250)	$46,811,881
Net income	—	—	—	6,684,458	—	6,684,458
Adjustment to unrealized losses on marketable securities	—	—	—	—	7,365	7,365

Comprehensive Income						6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	4,312,500	215,625	82,959,728	—	—	83,175,353
Issuance of shares for stock option exercises	371,259	18,563	1,851,329	—	—	1,869,892
Issuance of common stock for acquisition	234,453	11,723	4,636,698	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	1,847,438

Balance at December 31, 2002	18,526,014	926,301	129,738,644	14,393,748	(13,885)	145,044,808
Net income	—	—	—	9,495,781	—	9,495,781
Adjustment to unrealized losses on marketable securities	—	—	—	—	(6,862)	(6,862)

Comprehensive Income						9,488,919

Issuance of shares for stock option exercises	938,968	46,948	5,765,878	—	—	5,812,826
Stock-based compensation	—	—	505,430	—	—	505,430
Issuance of earn-out shares for acquisition	42,519	2,126	1,017,933	—	—	1,020,059
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—
Tax benefit from stock option exercises	—	—	7,240,918	—	—	7,240,918

Balance at September 30, 2003	19,510,072	$975,503	$144,364,676	$23,793,528	$(20,747)	$169,112,960

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(1)	Business

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

In September 2003, the Company acquired certain assets of Comedical, Inc, a distributor of the Company’s Neuro Products. See Note 3.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K/A. The results of operations for the period ended September 30, 2003 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Acquisitions

On September 4, 2003, we completed the purchase of certain assets of Comedical, Inc. for $1,134,079. The acquisition expanded our direct sales force. Comedical was a distributor of our Neuro Products in the Northwestern United States. As part of the acquisition, three of Comedical’s direct salespersons and three of its commissioned agents joined the Company’s direct sales force. Assets acquired consisted primarily of customer lists, non-compete agreements, inventory, contracts and equipment. The allocation of the purchase price is as follows: inventory-$352,742, customer relations-$367,860, non-compete agreements-$367,861 and equipment-$45,616. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years and non-compete agreements-4 years.

On March 27, 2003, we completed the acquisition of the pain management business of Sun Medical, Inc. for $4,857,192 (including acquisition related expenses of approximately $45,931). The acquisition expanded our direct sales force. Sun Medical was the largest distributor of our Neuro Products and accounted for $6.33 million, or 13.5% of revenue of the Neuro Products segment during the twelve months ended December 31, 2002. As part of the acquisition, we hired substantially all of the salespersons and clinical support specialists who worked for Sun Medical’s pain management business. Assets acquired consisted primarily of customer lists, non-compete agreements, inventory, contracts, equipment and other tangible assets but excluded cash and accounts receivable as of the closing date. The allocation of the purchase price is as follows: goodwill-$2,145,931, customer relations-$1,100,000, inventory-$1,011,261, other non-compete agreements-$300,000, supplier relations-$200,000, and employee non-compete agreements- $100,000. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years, other non-compete agreements-5 years, supplier relations-4 years and employee non-compete agreements-1 year.

On November 25, 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. These leads are the smallest diameter neurostimulation leads on the market, and because of their size, we believe they offer advantages in certain

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. The MicroNet assets are a part of our Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. We also agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has four to six sub-milestones that relate to the delivery of specific products, including four 4-electrode leads (Milestone I), two 8-electrode leads (Milestone II) and a 4-electrode lead and an 8-electrode lead designed for use in specific applications (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use directly with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 134,409 with an aggregate value at closing of $3 million into an escrow account. If and when the product and regulatory milestones are achieved, we will release a specified and fixed number of shares of our common stock from escrow to the former MicroNet shareholders (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. In March 2003, two parts of the first major product milestones were satisfied, and we issued the former MicroNet shareholders an aggregate of 42,519 shares of our common stock (of which 22,401 shares were from escrow) with a value at the time of issuance and release from escrow of $1,020,059, which was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, resulting in additional purchased technology of $978,237, tradenames of $23,461, and non-compete agreements of $18,361. In October 2003, an additional product milestone was satisfied, and we issued the former MicroNet shareholders an aggregate of 17,463 shares of our common stock (of which 11,197 shares were from escrow) with a value at the time of issuance and release from escrow of $700,182, which will be allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, which will result in additional purchased technology of $671,475, tradenames of $16,104, and non-compete agreements of $12,603. Important additional product milestone deadlines occur in November 2003 and May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

milestones must be met by November 2006 or November 2007, depending on the milestone.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$3,952,852	$1,942,303	$9,495,781	$4,227,720
Stock-based compensation expense	1,026,105	570,881	3,018,947	1,515,393

Pro forma net income	$2,926,747	$1,371,422	$6,476,834	$2,712,327

Basic shares	19,382,991	18,140,091	19,040,105	15,682,565
Diluted shares	20,860,041	19,764,149	20,441,351	17,379,035

Pro forma Basic EPS	$.15	$.08	$.34	$.17

Pro forma Diluted EPS	$.14	$.07	$.32	$.16

(5)	Commitments and Contingencies

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998, the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) agreed to continue to meet the conditions of the original tax abatement agreement until August 2003. The City preserved its rights to collect previously abated taxes if Atrion failed to

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

comply with its obligations any time prior to August 2003. The Company retained monetary liability for the amount of abated taxes, even after assignment, because pursuant to the purchase and sale agreement with Atrion, the Company indemnified Atrion from any tax abatement liabilities that accrued to the City of Allen prior to the sale of the cardiovascular operations in January 1998. Atrion met the conditions of the abatement agreement through August 2003, and thus in September 2003, the Company reversed the potential obligation to Atrion of $969,204, which is reflected in “other income” in the Condensed Consolidated Statements of Income.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The Company recorded income tax expense during the three months and nine months ended September 30, 2003 of $2,382,109 and $5,504,915, representing overall effective tax rates of 37.6% and 36.7%, respectively. These effective tax rates during the 2003 periods are higher than the U.S. statutory rate of 35% for corporations due to a provision for state taxes, offset by tax-exempt interest income. During the three months and nine months ended September 30, 2002, the Company recorded income tax expense of $963,048 and $2,213,984, representing overall effective tax rates of 33.2% and 34.4%, respectively. These effective tax rates during the 2002 periods include a provision for state taxes, offset by tax-exempt interest income.

(7)	Stock Split and Net Income Per Share

On July 11, 2003, we effected a 3-for-2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted-average shares outstanding (basic shares)	19,382,991	18,140,091	19,040,105	15,682,565
Effect of dilutive stock options	1,477,050	1,624,058	1,401,246	1,696,470

Diluted shares	20,860,041	19,764,149	20,441,351	17,379,035

For the three months and nine months ended September 30, 2003 and 2002, the incremental shares used for dilutive income per share relate to stock options whose exercise prices were less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2003 and September 30, 2002, all stock options outstanding were included in the computation of diluted income per share because the options’ exercise prices were less than the average market price of the common shares for that three month period. For the nine months ended September 30, 2003, options to purchase 38,625 shares of common stock at an average exercise price of $30.30 were outstanding but were not included in the computation of diluted income per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For the nine months ended September 30, 2002, all stock options outstanding were included in the computation of diluted income per share because the options’ exercise prices were less than the average market price of the common shares.

(8)	Comprehensive Income

Total comprehensive income for 2002 and for the nine months ended September 30, 2003 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Other comprehensive income (loss) is due to unrealized gains and losses on marketable securities. Comprehensive income (loss) for the three months and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$3,952,852	$1,942,303	$9,495,781	$4,227,720
Other comprehensive income (loss)	(1,473)	(6,822)	(6,862)	(71)

Comprehensive income	$3,951,379	$1,935,481	$9,488,919	$4,227,649

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(9)	Segment Information

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

Intersegment revenue from HDI is billed at cost with no intercompany mark-up.

Segment data for the three months ended September 30, 2003 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$20,612,131	$2,806,374	$—	$23,418,505
Intersegment revenues	$—	$2,300,033	$(2,300,033)	$—
Segment income from operations	$4,662,304	$503,210	$—	$5,165,514

Segment data for the three months ended September 30, 2002 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$11,604,437	$2,723,068	$—	$14,327,505
Intersegment revenues	$—	$1,483,118	$(1,483,118)	$—
Segment income from operations	$1,897,556	$635,318	$—	$2,532,874

Segment data for the nine months ended September 30, 2003 follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$56,587,484	$8,826,073	$—	$65,413,557
Intersegment revenues	$—	$5,781,279	$(5,781,279)	$—
Segment income from operations	$11,846,364	$1,408,758	$—	$13,255,122
Segment assets	$178,677,543	$10,856,888	$(7,298,816)	$182,235,615

Segment data for the nine months ended September 30, 2002 follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total

Revenue from external customers	$31,422,384	$7,801,138	$—	$39,223,522
Intersegment revenues	$—	$3,953,856	$(3,953,856)	$—
Segment income from operations	$4,299,023	1,557,755	$—	$5,856,778
Segment assets	$142,400,508	$8,151,841	$(3,953,856)	$146,588,542

(10)	Minority Investment in Preferred Stock

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

(11)	Subsequent Event

On October 23, 2003, the Company announced that it had agreed to acquire certain assets of its sole remaining distributor of its Neuro Products in the United States, State of the Art Medical Products. As part of the transaction, which became effective November 1, 2003, six of State of the Art Medical’s direct sales people joined the Company’s direct sales force. State of the Art Medical purchased $5.3 million of the Company’s Neuro Products during the year ended December 31, 2002, and purchased $6.1 million for the nine months ended September 30, 2003. The purchase price of the assets is $3.5 million plus the value of the inventory, which we estimate at approximately $750,000.

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

Recent Developments

On November 25, 2002, we completed the acquisition of MicroNet Medical, Inc., a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. These leads are the smallest diameter neurostimulation leads on the market, and because of their size, we believe they offer advantages in certain applications. Under the terms of the transaction, which we structured as a merger, we acquired only MicroNet’s proprietary technology and certain associated tangible assets. The MicroNet assets are a part of our Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate unaffiliated company. We assumed no material debt, liabilities, or overhead in the transaction. At closing, we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. We also agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has four to six sub-milestones that relate to the delivery of specific products, including four 4-electrode leads (Milestone I), two 8-electrode leads (Milestone II) and a 4-electrode lead and an 8-electrode lead designed for use in specific applications (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use directly with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 134,409 with an aggregate value at closing of $3 million into an escrow account. If and when the product and regulatory milestones are achieved, we will release a specified and fixed number of shares of our common stock from escrow to the former MicroNet shareholders (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. In March 2003, two parts of the first major product milestone were satisfied, and we issued the former MicroNet shareholders an aggregate of 42,519 shares of our common stock (of which 22,401 shares were from escrow) with a value at the time of issuance and release from escrow of $1,020,059, which was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, resulting in additional purchased technology of $978,237, tradenames of $23,461, and non-compete agreements of $18,361. In October 2003, an additional product milestone was satisfied, and we issued the former MicroNet shareholders an aggregate of 17,463 shares of our common stock (of which 11,197 shares were from escrow) with a value at the time of issuance and release from escrow of $700,182, which will be allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, which will result in additional purchased technology of $671,475, tradenames of $16,104, and non-compete agreements of $12,603. Important additional product milestone deadlines occur in November 2003 and May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

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

On September 4, 2003, we completed the purchase of certain assets of Comedical, Inc. for $1,134,079. The acquisition expands the Company’s direct sales force. Comedical was a distributor of the Company’s Neuro Products in the Northwestern United States. As part of the acquisition, three of Comedical’s direct salespersons and three of its commissioned agents joined the Company’s sales force. Assets acquired consisted primarily of customer lists, non-compete agreements, inventory, contracts and equipment. The allocation of the purchase price is as follows: inventory-$352,742, customer relations-$367,860, non-compete agreements-$367,861 and equipment-$45,616. Amortization periods for the identifiable intangible assets are as follows: customer relations-7 years and non-compete agreements-4 years.

On October 23, 2003, we announced that we had agreed to acquire certain assets of our sole remaining distributor of our Neuro Products in the United States, State of the Art Medical Products. As part of the transaction, which closed on November 1, 2003, six of State of the Art Medical’s direct sales people joined the Company’s direct sales force. State of the Art Medical purchased $5.3 million of the Company’s Neuro Products during the year ended December 31, 2002 and for the nine months ended September 30, 2003, purchased $6.1 million. The purchase price of the assets was $3.5 million plus the value of the inventory, which we estimate at approximately $750,000.

Our current neuromodulation product line includes our Genesis® Implantable Pulse Generator system, GenesisXP™ IPG system, Renew® Radio Frequency system and AccuRx® constant rate drug pump. With the launch of our Genesis and GenesisXP IPG systems, we now compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. The launch of the Genesis IPG and GenesisXP IPG in 2002 slowed our growth rate in sales of Renew systems from an average annual percentage growth rate in the mid-teens over the past several years to single-digit annual growth in 2002. This trend has continued during the first nine-months of 2003 and we assume that it will continue during the fourth quarter of 2003.

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

End customers and distributors are granted rights of return for 60 days following the point of sale. We record, as a reduction in revenue, a provision for estimated sales returns and adjustments on these product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. We typically sell our products to distributors at a price equal to 75% to 78% of list price, and recognize the net amount as revenue when all the revenue recognition criteria detailed above are met. With the acquisition of State of the Art Medical’s assets in November 2003, we no longer utilize distributors to sell our products in the United States, although we continue to use distributors to sell our products in certain markets internationally.

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

Intangible Assets

Identifiable definite-life intangible assets, such as patents, purchased technology, trademarks and covenants not to compete, are amortized using the straight-line method over their useful lives.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002

Results for the third quarter and first nine months of 2003 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. Based on our sales experience over the last few quarters, we increased our earnings guidance for 2003 in a press release dated October 23, 2003. We now expect net income per diluted share in a range of $.63 to $.64 for the full year, up from our previous guidance of net income per diluted share of $.59 to $.61.

Net revenue of our neuromodulation products increased 77.6% to $20.61 million in 2003 from $11.60 million in 2002 primarily due to increased sales of our Genesis and GenesisXP IPG systems. Revenue from our Renew RF system grew modestly during the quarter compared to the prior year quarter. Net revenue from our O.E.M. business increased 3.1% to $2.81 million in 2003 from $2.72 million in 2002 primarily due to higher volume of O.E.M. product sales. Net revenue of our neuromodulation products increased 80.1% to $56.59 million in 2003 year-to-date from $31.42 million in the same nine-month period in 2002, again primarily due to increased sales of our Genesis and GenesisXP IPG systems. Net revenue from our O.E.M. business increased 13.1% to $8.83 million in 2003 from $7.80 million in 2002 due to higher volume of O.E.M. product sales. We now expect net revenue in a range of $88 to $89.5 million for the full year, up from our previous guidance of $84 to $87 million.

Gross profit margins increased to 72.7% during the third quarter from 66.1% in the prior year quarter, and to 68.9% during the nine months from 63.2% in the prior year period, due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents in part due to the acquisition of two of our distributors during the current periods, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes.

Total operating expenses increased as a percentage of revenue during the third quarter to 50.7% from 48.5% in the prior year quarter, and to 48.7% during the nine months from 48.3% in the prior year period, primarily due to increased investments in our sales and marketing capabilities, including the additional sales personnel acquired in the March 2003 Sun Medical acquisition and the September 2003 acquisition of Comedical, Inc.

Research and development expense increased in absolute dollar amounts during both periods in 2003 compared to 2002 due to higher salary and benefit expense from staffing additions and annual salary increases, higher stock based compensation expense for certain consultants and higher prototype tooling and test materials for new products under development. We also accelerated certain research and development projects, although we expect annual expenditures as a percentage of revenue to be consistent with budgeted amounts. Our development efforts continue to focus on next-generation IPG stimulation systems, next-

generation RF stimulation systems, an IPG stimulation system for deep brain stimulation and next generation drug pumps.

Sales and marketing expense increased during both the quarter and the nine-month period in 2003 compared to 2002 principally due to higher commission expense from increased Neuro Product sales, higher salary expense from annual salary increases and staffing additions in reimbursement, direct sales and clinical support specialists, higher employee benefit costs from staffing additions, higher travel expense due to increased direct sales activities and higher expense for education and training of new implanters of Neuro Products.

Amortization expense increased during both periods in 2003 compared to 2002 due to amortization expense for intangible assets we acquired in the MicroNet Medical, Inc. acquisition consummated in November 2002, the Sun Medical, Inc. acquisition consummated on March 27, 2003 and the Comedical, Inc. acquisition consummated on September 4, 2003.

General and administrative expense increased in absolute dollar amounts during both 2003 periods compared to the same periods in 2002 principally as a result of higher salary expense from annual salary increases and staffing additions, higher employee benefit costs, higher recruiting fee expense and higher depreciation expense.

Other income increased during both 2003 periods primarily due to the reversal of an accrued tax-abatement liability of $969,204 as we were legally released from our potential obligation to pay that amount during the third quarter of 2003. Interest income decreased during the third quarter of 2003 compared to 2002 due to lower yields on invested funds, but increased during the nine-month period due to higher funds invested during the 2003 period compared to 2002.

Income tax expense increased during both 2003 periods compared to the same periods in 2002 due to an increase in pretax income. The effective tax rate was 37.6% during the third quarter of 2003 compared to 33.2% during the 2002 third quarter. The effective tax rate was 36.7% during the 2003 nine-month period compared to 34.4% during the 2002 nine-month period. During both 2003 periods, we used a 35% federal income tax rate due to higher projected income while during 2002 we used a federal income tax rate of 34%. These effective tax rates in both 2003 and 2002 are higher than the U.S. statutory rate for corporations due to a provision for state taxes, offset by tax-exempt interest income.

Liquidity and Capital Resources

At September 30, 2003, our working capital increased to $128.7 million from $114.3 million at December 31, 2002. The ratio of current assets to current liabilities was 17.76:1 at September 30, 2003, compared to 13.15:1 at December 31, 2002. Cash, cash equivalents, certificates of deposit and marketable securities totaled $96.61 million at September 30, 2003 compared to $96.77 million at December 31, 2002.

In 2003, we have acquired the assets of our three remaining domestic distributors, at a cost of approximately $10.2 million in cash. On October 23, 2003, we announced that we had agreed to acquire certain assets of our sole remaining distributor of our Neuro Products in the United States, State of the Art Medical Products. As part of the transaction, which was effective November 1, 2003, six of State of the Art Medical’s direct sales people joined the Company’s direct sales force. State of the Art Medical purchased $5.3 million of our Neuro Products during the year ended December 31, 2002 and $6.1 million during the nine months ended September

30, 2003. The purchase price of the assets was $3.5 million, plus the value of the inventory, which we estimate at approximately $750,000. In September 2003, we acquired certain assets of our exclusive distributor of pain management products for the Northwestern United States, Comedical, Inc. for approximately $1,134,000 in cash. In March 2003, we acquired Sun Medical’s pain management business, which expanded our direct domestic salesforce, for approximately $4,857,000 in cash, including approximately $46,000 in acquisition costs. See Notes 3 and 11 to the Notes to Condensed Consolidated Financial Statements.

In January 2003, we invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

We have increased our investment in inventories by approximately $4.8 million during the year in anticipation of continuing sales growth.

Our investment in trade accounts receivable increased due to increased sales and an increase in our days sales outstanding (DSOs) from 55 days at year-end 2002 to 61 days at September 30, 2003. Two factors accounted for the increase in DSOs. First, we acquired the pain management business of Sun Medical on March 27, 2003. Prior to our acquisition, Sun Medical would pay us within 10 days to take advantage of a payment discount. As such, our outstanding accounts receivable from Sun Medical at any point in time was relatively small. After this acquisition, we are now billing hospitals and insurance companies directly, and these customers tend to pay on a slower cycle than did Sun. Second, we experienced slower collections during the first nine months of 2003 from insurance companies because a larger portion of our neuro segment business revenues were derived from direct billing to insurance companies compared to the prior periods.

We spent $4.16 million during the nine months ended September 30, 2003 for capital expenditures, primarily for new office furniture and equipment for personnel we hired and additional manufacturing tooling and equipment to provide increased capacity to support our current products and for tooling and equipment for new products currently being developed. We have accelerated capital expenditures compared to our original budgeted amount of $3.3 million (excluding the facility discussed below) due to acceleration of development projects and capacity.

Because we expect our business to continue to grow at rates that will demand added office and facility space, we acquired approximately 10 acres of land in December 2002 for approximately $3.19 million. The land is located in Plano, Texas, near our current corporate headquarters. Our current lease on our 50,000 square foot corporate headquarters expires in August 2004. We intend to build a new corporate headquarters facility on the land and relocate to the new facility upon the expiration of our lease in August 2004. We are designing the new facility to accommodate planned growth within a five-year horizon and anticipate that the facility will contain 140,000 to 150,000 square feet and cost between $16 million and $17 million. While we have not yet determined the method by which we will finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction. In the interim, we are funding the construction from our cash reserves. We began construction of the facility during the second quarter of 2003 and through September 30, 2003, we have used $3.1 million to fund the interim construction.

We received $5.81 million of cash during the nine months ended September 30, 2003 from the exercise of employee and director stock options to purchase 938,968 shares of our common stock.

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

Additionally, liquidity may be enhanced to the extent we realize tax benefits from employee stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the nine months ended September 30, 2003, we generated a $7.24 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options.

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

Cash Flows

Net cash provided by operations increased for the first nine months of 2003 due to an increase in net income of $5.27 million. Major uses of cash for working capital components during the 2003 period were for increased accounts receivable from record sales levels and for increased investments in inventories in anticipation of continued sales growth. We also received the tax benefits from the exercise of stock options described above, and $1.2 million in cash from our distribution agreement with Boston Scientific Corporation.

Net cash used in investing activities decreased substantially during the period, principally due to a decrease of $86.32 million in net purchases of marketable securities because the prior period reflects the investing of the $83.20 million raised in a public offering during the 2002 period. In the 2003 period, we used cash of $4.86 million in the acquisition of Sun Medical’s pain management business, $3.1 million used to fund interim construction on our new facility, $1.1 million used to purchase minority investments in preferred stock, mostly related to a $1.0 million investment in Innovative Spinal Technologies, Inc., $1.13 million used in the acquisition of assets of Comedical, Inc. and a $2.45 million increase in funds used for capital expenditures.

Net cash provided by financing activities increased substantially in 2002, reflecting the $83.20 million raised in a public offering in May 2002. Exercise of stock options provided $5.81 million during the nine months ended September 30, 2003 compared to $1.47 million during the same period a year ago.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2003, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Exhibit 3.2- Bylaws, as amended and restated (1)

Exhibit 4.1- Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2- Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 31.1 — Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 31.2 — Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 32.1 — Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.2 — Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(b)	The Company furnished a report on Form 8-K on July 28, 2003, providing under Item 9. Regulation FD Disclosure, a press release issued by the Company on July 28, 2003 disclosing information regarding our results of operations and financial condition for the second quarter of 2003 and our financial outlook for 2003.

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC

Date: November 13, 2003	By:	/s/ F. Robert Merrill III

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