Form 10-K
period 2003-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2004-03-15
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Title of Class

Common Stock, $.05 Par Value

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of the S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [x] No [  ]

     Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2003: $644,543,537

     Number of shares outstanding of the registrant’s Common Stock as of March 5, 2004: 19,998,791

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS
ITEM 2. FACILITIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTSON FORM 8-K
Signatures
Appendix A
Appendix B
Appendix C
INDEX TO EXHIBITS
Sublease Agreement dated as of June 18, 2003
Fixed Price Contract dated as of December 17, 2003
Fixed Price Contract dated as of December 10, 2003
Standard Form of Agreement-Owner and Contractor
Standard Form of Agreement-Owner and Architect
Standard Form of Agreement-Owner/Construction Mgr.
Change Order dated as of August 27, 2003
Abbreviated Standard Form of Agreement
Change Order dated as of December 15, 2003
Change Order dated as of February 20, 2004
Code of Ethics
Subsidiaries
Consent of Independent Auditors
Certification of the CEO Pursuant to Rule 13a-14
Certification of the CFO Pursuant to Rule 13a-14
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant Section 906

Advanced Neuromodulation Systems, Inc.

Annual Report

Form 10-K

Year Ended December 31, 2003

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

In 2003, we acquired certain operations of our three remaining U.S. distributors who marketed our neuromodulation products in the United States. In March 2003, we acquired certain operations of Sun Medical, Inc. (Sun Medical), our largest distributor for approximately $4.9 million. In September 2003, we acquired certain operations of Comedical, Inc. (Comedical) for approximately $1.1 million. In November 2003, we acquired certain operations of our sole remaining distributor in the U.S., State of the Art Medical Products, for approximately $4.2 million. As part of these acquisitions, substantially all of the direct sales persons who represented our products joined us as direct employees. We believe that these acquisitions will strengthen our sales capabilities and allow us to focus the sales priorities of those personnel on our products, expand sales coverage in those former distributor territories and invest in customer and market development.

We currently market three principal product lines: our Renew® radio frequency (RF) system, our Genesis® and GenesisXP™ implantable pulse generator (IPG) systems and our AccuRx® implantable drug pump. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs. Renew’s advanced features effectively manage complex and multi-extremity pain patterns and provide pain management specialists with significant programming flexibility. We began selling Genesis in Europe in the first quarter of 2001 and in the U.S. and Australia in January 2002 for treatment of chronic pain of the trunk and limbs. We believe that Genesis offers a superior size-to-function ratio, greater patient comfort, more flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage. Additionally, we received approval from the U.S. Food and Drug Administration (FDA) in July 2002 to market an enhanced version of Genesis, the GenesisXP IPG system for treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis, resulting in enhanced longevity and/or additional power to treat more complex pain. We began selling AccuRx in certain international markets in the second quarter of 2001 and in 2003 completed all implants in a 109 patient clinical trial we conducted of AccuRx in the U.S. under an investigational device exemption (IDE) from the FDA. AccuRx is smaller than the other constant rate drug pumps currently on the market, and it incorporates a new polymeric diaphragm technology that makes it more precise under varying conditions than other constant rate drug pumps. We filed our pre-market approval (PMA) application for AccuRx with the FDA in December 2003.

Our Hi-tronics Designs, Inc. (HDI) subsidiary designs and manufactures medical devices for us, and for other companies on an O.E.M. (original equipment manufacturer) basis. HDI’s core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements. The acquisition of HDI allowed us to leverage its expertise in development and manufacturing and benefit from its technology platforms.

We were incorporated in the State of Texas on May 2, 1979.

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

The use of neuromodulation devices to manage chronic pain is growing rapidly. According to an independent study, spinal cord stimulation products were forecasted to account for $357.0 million in revenues in 2003 in the United States, up from $293.2 million in 2002. Total neurostimulation revenues for all currently approved indications in the U.S. (including deep brain stimulation, sacral nerve stimulation and other applications) were forecasted to account for $553.4 million in 2003, up from $435.7 million in 2002, according to the same study. A separate study forecasted that in 2002 worldwide sales of drug pumps were approximately $270 million.

The primary factors driving this growth include the following:

•	Increased physician and patient awareness of the benefits of neuromodulation. Neuromodulation can manage pain effectively, is minimally invasive, has few side effects and is generally reversible. As physicians and their patients are becoming more aware of these benefits and more accepting of this treatment option, neuromodulation is being used earlier in the process of managing chronic pain. Consequently, the number of pain management specialists worldwide who understand and are trained to use neuromodulation products and techniques is growing steadily.

•	Expanded indications for the use of neuromodulation products. Neuromodulation products have demonstrated success in the treatment of indications outside of chronic pain. Other companies have recently received regulatory approvals to use these products to address new indications, including essential tremor, Parkinson’s Disease, and incontinence, and future approvals are expected for angina and severe headaches, which should expand the neuromodulation market.

•	Technological advances in neuromodulation products. Advances in technology have decreased the size of neuromodulation devices, increased the longevity of their power sources and enhanced programmability and other functional components of the devices, leading to better results for patients.

•	Patients’ increased focus on quality of life. In the past, chronic pain sufferers were often resigned to long-term use of pain-killing drugs, often bedridden and unable to maintain a normal lifestyle. Today, many chronic pain patients hope to resume an active lifestyle following an injury or illness, and thus are more likely to consider and accept neuromodulation therapy.

Our Strategy

Our objective is to be a leading provider of a full range of innovative neuromodulation devices for the management of chronic pain and nervous system disorders. To achieve this objective, we are pursuing the following business strategies:

•	Expand our presence in the chronic pain market. Through the recent launches of our IPG systems, we have entered a market that is estimated to be nearly five times larger than the RF market, and thus significantly expanded our potential market opportunity. We intend to continue increasing our penetration of the chronic pain market by enhancing our sales and marketing resources. We also intend to leverage our relationships with pain management specialists as well as our favorable track record with our RF systems to grow our market share in the IPG portion of the neurostimulation market and to further strengthen our position in the RF portion of this market.

•	Pursue regulatory approvals for new treatment indications. We believe our neurostimulation technology platforms have broad applicability for multiple treatment indications beyond chronic pain conditions. We will pursue regulatory approvals for new clinical applications to treat disorders affecting large patient populations, including essential tremor, Parkinson’s Disease, pelvic pain and severe headaches, where neuromodulation has demonstrated success.

•	Continue to build and expand our technology leadership. We have focused on building a corporate infrastructure and core competency in research and development, manufacturing, sales and marketing, reimbursement and regulatory affairs to provide our customers with the highest quality products and services. We believe this strategy will enable us to expand our existing product platforms into new applications and product offerings. We will continue to invest significant resources in the development of our infrastructure and technology platforms to maintain our reputation as a leader in the neuromodulation market.

•	Evaluate and pursue acquisitions and strategic alliances. We will pursue acquisitions and strategic alliances that complement our existing neuromodulation business, products and technology platforms and that enhance our product development, and our technological and marketing capabilities.

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

Implant procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. In most cases, a patient will receive a trial device for a period of up to two weeks. Based on our experience, more than 70% of patients who undergo a trial procedure elect to receive a permanent implant. Implant procedures cost between $30,000 and $50,000, including the cost of the system. The cost of the system generally ranges from $10,000 to $20,000, depending on whether an IPG or RF system is used, the components utilized and the sophistication of the system selected.

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

Renew

Renew is the latest generation system in our RF stimulation product line, which we believe is the leading technology in the RF stimulation market. We introduced Renew in the U.S. during June 1999 and began selling it in international markets during 2000. The Renew system consists of an implanted RF receiver/pulse generator and leads, and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with adhesive tape. Because Renew has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment.

Genesis

In late 2000, we received regulatory approvals to begin selling our Genesis IPG system in certain international markets, and we commenced sales during the first quarter of 2001. In November 2001, we received FDA approval of Genesis for treatment of chronic pain of the trunk and limbs, and we launched Genesis in the U.S. in January 2002. Additionally, we received approval in July 2002 from the FDA to market an enhanced version of Genesis, the GenesisXP IPG system for the treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis, resulting in enhanced longevity and/or additional power to treat more complex pain. As a result, we now participate in the largest part of the implantable neurostimulation market, as approximately 80% of neurostimulation implantation procedures performed involve IPG systems and the remainder involves RF systems.

Like other IPGs, Genesis is totally implanted and contains a power source with a life of two to five years, depending on stimulation parameters. Generally, simple, localized pain sufferers require less power output than complex, multi-site pain sufferers. These patients and their physicians will usually select an IPG in order to benefit from the convenience of a totally implantable system.

Our Neurostimulation Technologies

Although our Renew and Genesis systems differ in certain significant respects, they share similar technology platforms and benefits, including:

•	Greatest number of electrodes. Our Renew system is the only product on the market that can accommodate up to 16 electrodes. In addition, our IPG systems not only allow the use of two 4-electrode leads, but also allow the use of one 8-electrode lead. A greater number of electrodes results in more comprehensive coverage along the spine, and provides physicians with increased flexibility in accommodating a patient’s changing pain patterns. This advantage can, in some cases, also enable a physician to address the problem of lead “migration”, or lead movement along the spine after implant, noninvasively by reprogramming the patient’s stimulation, rather than using an invasive procedure to revise the placement of the lead. We estimate that lead migration occurs in 10% to 15% of cases.

•	Advanced programmability. Our Renew, Genesis, and GenesisXP systems feature MultiStim technology. This technology allows clinicians to create multiple stimulation programs, which can be delivered rapidly and sequentially to cover complex pain patterns. These systems also feature PC-Stim, which enables patients to select from a number of clinician-prescribed stimulation programs to optimize treatment as their pain patterns change. Additionally, we have also developed PainDoc®, a proprietary, Windows-based computerized support system, and Rapid Programmer™, a palm-sized programming tool, which facilitate programming and therapy management.

•	Innovative and patented technology. Our neurostimulation devices offer our advanced patented technology, which allows programmability of each individual electrode to a “tri-state” position, either positive, negative or neutral. This provides added flexibility in directing the flow of stimulation and is a valuable tool in addressing lead migration.

•	Reduced size of implanted device. Our Renew receiver, our Genesis IPG and GenesisXP offer smaller “size-to-power” ratios than comparable products currently on the market, which results in enhanced patient comfort.

•	Ease of lead implantation. Our leads are designed for ease of implantation, which makes the procedure easier for physicians to perform and reduces the time required to complete the procedure.

•	User-friendly interface. Our neurostimulation devices have easy-to-use controls and interactive displays that include a stimulation diagram for quick visual confirmation of stimulation coverage.

The following table summarizes some of the key features of the Renew and Genesis systems:

PRODUCT FEATURES	RENEW	GENESIS
Implanted Elements	Receiver/pulse generator, leads	Pulse generator/power supply, leads

External Elements	Programmer, transmitter/power supply, antenna	Programmer

Battery	External, rechargeable and replaceable	Internal with 2-5 year life, depending on program settings and system use

Programming Control	Up to 24 programs, plus some patient control	Up to 24 programs

Lead and Electrode Capacity	1 to 4 leads utilizing up to 16 electrodes	1 or 2 leads utilizing up to 8 electrodes

Our Implantable Drug Pump Product — AccuRx

Implantable drug pumps deliver precise doses of medication directly to a targeted site. This direct drug delivery creates a higher drug concentration at the site, which can often provide faster relief with much lower quantities of medication. For example, the difference in intraspinal versus oral morphine dosage is approximately 1:300. These lower dosages help to minimize side effects, and are more economical for the patient and the third-party reimbursement system. Today, implantable drug pumps are used for the delivery of morphine for the treatment of pain (such as cancer pain), baclofen for spasticity and other movement disorders, and for the intra-arterial delivery of various drugs for chemotherapy.

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

Currently, there are two basic types of implantable drug pumps — constant rate and programmable. Constant rate pumps provide drug infusion at a single, continuous flow rate that cannot be changed once the pump has been implanted in the patient. Programmable pumps allow the rate of drug delivery to be non-invasively changed to meet the patient’s needs. According to an industry report, worldwide sales of programmable drug pumps in 2002 were forecasted to be approximately $243 million, as compared with worldwide sales of constant rate drug pumps of $27 million.

We currently offer one drug pump product, our AccuRx constant rate drug pump. We received regulatory approvals to distribute AccuRx in certain international markets for the delivery of morphine and began selling AccuRx in those markets in the second quarter of fiscal 2001. We also received an IDE from the FDA to initiate clinical trials in the U.S. for the delivery of morphine. The clinical trials included 15 sites and 109 patients, all of whom have now been implanted with AccuRx systems. We filed our PMA application with the FDA in December 2003, and must receive approval from the FDA before we can market AccuRx within the United States. We currently expect a late 2004 or early 2005 launch of AccuRx within the United States, assuming the FDA approves our PMA application.

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

Financial Segments

We operate in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The HDI O.E.M. segment provides contract development and O.E.M. manufacturing of electro-mechanical devices. See Note 12 to the Consolidated Financial Statements for segment financial data for the years ended December 31, 2003, 2002 and 2001.

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

In 2003, we derived 93% of our net revenues for neuromodulation products from domestic sales and approximately 7% from international sales.

U.S.

With our acquisitions of certain operations of our remaining three domestic distributors in 2003, we have expanded our domestic sales force. In the U.S., we currently use a hybrid sales force, which now consists of 55 direct sales employees and 37 commissioned sales agents. We typically have contracts with all of our sales agents that provide for exclusive territories and sales quotas.

Our sales agents cover defined geographic territories and focus predominantly on the pain management market. Many of our sales agents sell our products as their flagship product line. We pay our sales agents commissions at contractual rates, and we invoice and collect revenues from end users.

We employ 26 clinical specialists, who support our direct and commissioned sales agents by providing intra-operative technical and clinical assistance and post-operative programming support.

In addition, we employ eight regional sales managers who interact with our customers and oversee our commissioned sales agents and direct sales employees, a Director of North American Sales and a Vice President of North American Sales, who both coordinate the sales efforts of our distribution network in North America.

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

International

Internationally, we market our products through 20 independent distributors who represent us in 26 countries. We are represented by direct salespersons employed by us in Germany. Our Director of International Operations, who is based in the United Kingdom, manages our international distribution network. We are in the process of training and signing independent distributors to market our products in additional countries.

Customer Service

Our sales representatives and clinical specialists are responsible for training physicians and nurses on programming and trouble-shooting any problems with our RF and IPG systems. Both the RF and IPG systems have up to 24 different program settings, which can be programmed and saved into memory. Therefore, significant training of physicians and nurses is required for new users of our products. We typically provide a warranty against defects in workmanship and materials for one year from the date of sale of our products to end-users.

Major Customers

During 2003, we had no customer with net sales greater than 10% of net revenue for our Neuro Products segment. During 2002 and 2001, we had one customer that accounted for 10% or more of our net revenue from our Neuro Products segment. Sun Medical, a specialty distributor, accounted for $6.3 million, or 13.5% of our Neuro Products segment revenue for the year ended December 31, 2002 and $4.2 million, or 15.3% of our Neuro Products segment revenue for the year ended December 31, 2001. In March 2003, we acquired certain operations of Sun Medical and hired substantially all of the salespeople who had accounted for sales of our Neuro Products. See Note 3 to the Consolidated Financial Statements.

During the year ended December 31, 2003, we had two customers that together accounted for $9.84 million, or 88.8% of net revenue of our HDI O.E.M. segment. Medtronic, Inc. (Medtronic), our most significant competitor, accounted for $8.40 million, or 75.8%, and Arrow International, Inc. (Arrow) accounted for $1.44 million, or 13.0%. During the year ended December 31, 2002, we had two customers that together accounted for $9.52 million, or 89.3% of net revenue of our HDI O.E.M. segment. Medtronic accounted for $6.74 million, or 63.2%, and Arrow accounted for $2.78 million, or 26.1%. During the year ended December 31, 2001, we had three customers that collectively accounted for 10% or more of net revenue of our HDI O.E.M. segment. Medtronic accounted for $6.3 million, or 60.3%, Arrow accounted for $1.8 million, or 17.2%, and Transneuronix, Inc. accounted for $1.1 million, or 10.5%.

HDI currently manufactures two products for Medtronic, one of which accounts for substantially all of the revenue generated from this customer. This product is manufactured under an exclusive Supply Agreement that expires on January 1, 2005. The terms of the Supply Agreement require Medtronic to purchase its requirements for the device from us through March 31, 2004 and then at least 50% of its requirements through January 1, 2005. The device is sold in the cardiology market and is not competitive with any of our products. The Supply Agreement provides that either party may terminate the agreement prior to January 1, 2005 in the event of a material breach or nonperformance. Additionally, Medtronic can terminate the Supply Agreement prior to January 1, 2005 by paying us a termination fee. Medtronic has indicated its desire to extend the agreement and HDI and Medtronic are currently discussing the terms of a new supply agreement. Arrow engaged HDI in October 2000 to develop several products for a new cardiology system under a Product Development and Manufacturing Agreement. Development is likely to be completed during the first half of 2004. At the conclusion of the development, Arrow will likely seek PMA approval from the FDA to market and sell the system. Under the agreement with Arrow, HDI has ongoing exclusive rights to manufacture the products for clinical trials and subsequent market release if the system is approved, until Arrow meets certain purchase minimums.

Research and Development

We currently have an in-house research and development staff of 70 people. In 2003, we spent $9.53 million (10.5% of total net revenue) on research and development and clinical trials, and we expect to increase our investment in research and development and clinical trials for 2004 to approximately $12 million. In 2002 and 2001, we spent $5.84 million (10.2% of total net revenue) and $4.93 million (13.0% of total net revenue), respectively, on research and development and clinical trials.

Our current research and development efforts include work on the following:

•	An IPG stimulation system to address migraine headaches. During the first quarter of 2001, we initiated a pilot clinical study in the U.S., which consisted of 10 patients at 2 sites, to evaluate the efficacy of Genesis for treating migraine headaches. We completed the pilot study during the second quarter of 2002, and the data will be used to determine the parameters for a larger pivotal clinical study to support a PMA application for Genesis to treat migraine headaches. There are approximately one million patients in the U.S. alone who suffer from migraine headaches. We plan to initiate clinical trials in 2004 for migraine headaches upon approval of an IDE by the FDA.

•	IPG stimulation systems for deep brain stimulation to address essential tremor, Parkinson’s Disease and other indications. We plan to initiate clinical trials in 2004 for deep brain stimulation to treat essential tremor and Parkinson’s Disease upon approval of an IDE by the FDA.

•	Exploring new applications of our neurostimulation systems to address angina, peripheral vascular disease and sacral nerve stimulation for pelvic pain and incontinence.

•	Next-generation IPG and RF neurostimulation systems.

•	Next-generation drug pumps, including a prototype programmable pump that will take several years to develop, and new applications for drug pumps.

•	Clinical trials that we expect to initiate on several of our new products upon IDE approval from the FDA.

Hi-tronics Designs, Inc.

Our HDI subsidiary developed and is the manufacturer of our Genesis IPG and GenesisXP IPG, and is also the manufacturer of the transmitter used with Renew. HDI’s core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. Combined with our capabilities in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe this expertise allows us to develop more sophisticated products in less time.

As an O.E.M. manufacturer, HDI has developed and introduced more than 60 medical devices for leading medical device companies in the fields of cardiology, neurology and orthopedics. Through HDI, we offer our customers complete development and manufacturing services, beginning with product definition and design and continuing through validation, prototyping, regulatory approval and manufacturing. In 2003, our HDI O.E.M. operations accounted for 12.2% of our consolidated revenues. We expect revenue at HDI to grow modestly and we expect the percentage of HDI O.E.M. revenue to our total revenue to decrease further as our neuromodulation sales continue to grow and as we continue to utilize more of HDI’s manufacturing and development capabilities for our own needs. We currently use approximately 55% of HDI’s manufacturing capacity to supply products on an intercompany basis.

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

We rely on third-party suppliers for most of our products’ components and on single suppliers for several critical components used in our main products, including the computer chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG systems and the medical-grade polyurethane (bionate) that we and our competitors use in our products. We have been notified by the supplier of the computer chip used in the receiver of our RF system that at some point in the future it intends to cease manufacturing and supplying the computer chip, but to date it has not determined when this will occur. This supplier has agreed to allow us to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new product design that uses an alternative computer chip. We currently have enough of the chips in stock to meet our projected requirements through the end of 2005.

We currently have sufficient manufacturing capacity to support our business plan, and we plan to relocate our Plano facilities to our new corporate headquarters in mid-2004 which will increase our capacity. See Item 2 “Facilities”. We have no backlog.

Intellectual Property

We rely on a combination of patents, trade secrets, know-how, trademarks and agreements to protect our intellectual property. We currently own or hold exclusive field of use licenses to 33 U.S. and 8 foreign patents relating to our stimulation systems’ electrode, receiver, transmitter and programmer technology and our fully implantable drug pump technology. These and other co-owned and non-exclusively licensed patents cover important aspects of both our RF and IPG stimulation systems for a wide range of current and future applications. We currently have 52 pending U.S. patent applications and over 18 pending foreign patent applications. These pending patent applications cover new stimulation lead technology, methods of using our products to address specific indications, implant accessories, improved connector mechanisms and implantable drug delivery technology.

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and simulation pulse parameter. This patent is scheduled to expire on December 27, 2005. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. A request for an extension of the term of this patent has been filed with the United States Patent Office pursuant to a federal statute that permits us to seek such an extension based on a regulatory approval delay. A final ruling on the extension request has not been made at the present time. While five other U.S. patents owned or licensed by us are due to expire prior to 2006, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business, because the patents cover technologies that are not currently utilized in our existing products or services.

We have developed technical knowledge, which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with each of our key employees prohibiting them from disclosing any of our confidential information or trade secrets or engaging in any competitive business (as defined in the agreements) while the employee is working for us and for a period of one year thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to our business will be assigned to us and become our sole property.

We own a number of U.S. trademark registrations, including AccuRx®, Advanced Neuromodulation Systems®, ANS & Design®, PainDoc®, Renew®, and Genesis®. U.S. trademark applications are pending for various trademarks that we believe have, or will have, value in the marketplace, including

Life Gets Better™. We also own trademark registrations and applications in countries outside of the U.S. One of our trademarks, “Quattrode,” is due to expire prior to 2006. Two trademarks, PC-Stim® and Compustim®, will require a Section 8 statement of use prior to 2006. We intend to renew the trademarks prior to their expiration and retain our trademark registration rights.

Competition

We are a small company competing in a large and rapidly growing market. We believe that the principal competitive factors in the neuromodulation market are the quality, performance, cost-effectiveness, ease of use, customer service and technical innovation of neuromodulation devices and the existence and benefits of cost-effective alternative therapies.

Our only significant competitor at this time in the neurostimulation market is Medtronic, one of the world’s largest medical device companies, which has substantially greater resources and marketing power than we do. The neuromodulation market is one of Medtronic’s fastest growing segments. Competitive pressures could increase in the future as Medtronic attempts to secure and grow its position in the neuromodulation market. In the constant rate drug pump portion of the market, our principal competitors are Medtronic and Johnson & Johnson.

We believe the neuromodulation market is a high growth-potential market and that other companies are attempting and will attempt in the future to bring new products or therapies into this market. Barriers to entry by new competitors are high, due to a long and expensive product development and regulatory approval process and the intellectual property and patent positions existing in the market. However, other medical device companies may be able to enter the neuromodulation market by leveraging their existing technologies into neuromodulation platforms, thereby decreasing the time and resources required to enter the market. For example, Advanced Bionics, Inc., a privately held California-based company that currently manufactures and markets a cochlear implant, has publicly stated that it is developing and may be testing an IPG system for the treatment of chronic pain.

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

The FDA has traditionally pursued a rigorous enforcement program to ensure that regulated entities comply with the FDC Act and Regulations. A company not in compliance may face a variety of regulatory actions, including warning letters, product detentions, device alerts, mandatory recalls or field corrections, product seizures, rescission of marketing permits, injunctive actions or civil penalties and criminal prosecutions of the company or responsible employees, officers and directors. The FDA last inspected our Plano facility in 2003 and our Budd Lake and Hackettstown facilities in 2002, and no Inspectional Observations were found at any of these locations.

The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Under the FDA’s requirements, a new medical device cannot be released for commercial use until a PMA application has been filed with the FDA and the FDA has approved the device’s release. If a manufacturer can establish that a newly developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k)

premarket notification with the FDA, which usually takes less time to receive than a PMA clearance. Either a 510(k) or a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed, and FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Although all of our currently marketed products, with the exception of our Genesis and GenesisXP IPGs, have been the subject of successful 510(k) submissions, we believe that because the products we are currently developing are more innovative, some of these products will require us to undertake the lengthier and more costly PMA submission process.

On October 26, 2002, President Bush signed The Medical Device User Fee and Modernization Act of 2002 (MDUFMA), amending the FDC Act. Under MDUFMA, we and other medical device manufacturers with gross sales or receipts of $30 million or more are required to pay a user fee to the FDA for PMA and 510(k) reviews. According to the FDA, the user fees provided by MDUFMA, and the additional appropriations that go with the new law, are intended to ensure that safe and effective medical treatments will reach patients more rapidly, provide greater certainty that manufacturers will receive timely, high quality reviews, and provide resources to ensure that devices marketed in the United States continue to meet high standards for safety and effectiveness.

On August 1, 2003, the FDA announced the fee rates and payment procedures for medical device user fees for 2004. The fee for a PMA application increased to $206,811 from $154,000 in 2003 and the fee for a 510(k) application increased to $3,480 from $2,187 in 2003. Fees for supplements in 2004 will range from $14,890 to $206,811, depending on the type of supplement, compared to $11,088 to $154,000 in 2003. The FDA adjusts these fees annually to account for inflation, changes in workloads, and other factors and announces the new fees for the next fiscal year in a Federal Register notice by August 1 of each year. While we do not anticipate that compliance with MDUFMA will have a material adverse effect on our financial results, MDUFMA increases the cost of regulatory compliance.

Under FDA guidance statements, we will be required to track our AccuRx implantable drug pump when it is approved by the FDA for commercial distribution in the U.S. Prior to commercial distribution in the U.S., we will establish written procedures for tracking our drug pumps in accordance with FDA’s guidance statements.

Medical device laws are also in effect in many of the countries outside the U.S. in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our products to simpler requests for product data or certifications. The number and scope of these requirements are increasing and, as we expand our business into new jurisdictions, we will be subject to additional laws. In June 1998, the European Union Medical Device Directive became effective, and all medical devices sold in Europe must now meet the Medical Device Directive standards and receive CE Mark certification. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the Notified Body in Europe. The Medical Device Directive and the ISO 13485 standard are recognized international quality standards that are designed to ensure that companies develop and manufacture quality medical devices. Our Plano facility was audited in 2003, and our Budd Lake and Hackettstown facilities were audited in 2003, for compliance with the Medical Device Directive and ISO 13485, and all three facilities are certified to these standards.

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

Third-Party Reimbursement

Hospitals and ambulatory surgery centers are the primary purchasers of neuromodulation products. These primary purchasers then bill various third-party payors for the neuromodulation products and procedures they provide to their patients. In the U.S., these third-party payors include Medicare and Medicaid, private insurance companies and managed care organizations, and workers’ compensation programs. Third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products, and coverages and reimbursement levels for neuromodulation products vary among these three primary purchasing groups and the healthcare setting in which physicians perform procedures, and change from year to year. In some cases, we bill Medicare and Medicaid, private insurance companies and managed care organizations, and workers’ compensation programs directly and pursue reimbursement for our products.

Internationally, reimbursement levels and coverages for neuromodulation products vary significantly among the countries in which we do business due to the wide variety of health care payment systems in these countries, which include both government-sponsored health care and private insurance.

We currently employ 13 individuals within our sales and marketing department who work solely on issues related to third-party reimbursement. The responsibilities of these employees include assisting and training physician practices and medical facility staffs in obtaining pre-authorization and confirmation of amount of reimbursement for our products, working with third-party payors as they periodically evaluate reimbursement coverages and levels, and communicating updates on reimbursement information to our sales force.

Employees

As of March 5, 2004, we employed 437 full-time employees, including 70 in research and development, 128 in sales and marketing (including support personnel), 202 in manufacturing and related operations, and the remainder in executive and administrative positions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Website and Availability of SEC Reports

Our website is located at www.ans-medical.com. We post our most recent annual report on Form 10-K, quarterly reports on Form 10-Q filed subsequent to our most recent annual report on Form 10-K, Forms 8-K, all amendments to those reports, and certain other SEC filings on our website under the heading Investors/Financial Information and SEC Filings. We make other SEC filings available through our website free of charge by way of a link to www.sec.gov under the heading “Click here for a list of our SEC filings.”

ITEM 2. FACILITIES

We entered a 63-month lease agreement, which became effective on June 1, 1999, for our 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas. In September 2002, we amended our lease agreement to add approximately 9,700 square feet of office space located in the same complex. The lease on the additional space as well as the corporate headquarters facility expires in August 2004. We have two five-year renewal options on the facilities. In addition, in June 2003, we entered into a sublease agreement to add approximately 9,800 square feet of office space located in the same complex. The term of the sublease expires on July 31, 2004. We expect to vacate these three spaces during mid-2004.

Because we expect our business to continue to grow at rates that will demand added office and facility space, we acquired approximately 10 acres of land in December 2002 for approximately $3.19 million. The land is located in Plano, Texas near our current corporate headquarters. We began construction of a new corporate headquarters facility on the land in April 2003 and plan to relocate to the new facility before the expiration of our principal lease in August 2004. The new facility will be approximately 143,000 square feet with an estimated construction cost of approximately $15 million. We also plan to spend approximately $1.5 million for furniture and equipment for the new facility. The new facility was designed to accommodate planned growth within a five-year horizon.

We also lease facilities in New Jersey for our HDI O.E.M. segment. One of the facilities, located in Budd Lake, New Jersey, is 10,730 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. We renewed the lease on March 1, 2004 and the lease expires on February 28, 2006. Our Budd Lake lease contains no renewal option. We also lease 18,582 square feet of space in Hackettstown, New Jersey used for our HDI O.E.M. manufacturing operations. We renewed the Hackettstown lease on December 31, 2002 and the lease expires on December 31, 2005 and is renewable for one additional three-year period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq National Market under the symbol “ANSI.” On March 5, 2004, there were approximately 550 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

2002:	High	Low
First Quarter	$24.13	$19.01
Second Quarter	$22.53	$19.00
Third Quarter	$24.61	$16.61
Fourth Quarter	$25.15	$19.01

2003:	High	Low
First Quarter	$28.60	$22.77
Second Quarter	$35.34	$25.87
Third Quarter	$43.16	$35.44
Fourth Quarter	$46.51	$36.25

2004:	High	Low
First Quarter (through March 5, 2004)	$47.87	$41.00

On July 11, 2003, we effected a 3 for 2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

To date, we have not declared or paid any cash dividends on our common stock and the Board of Directors does not anticipate paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

As of December 31, 2003

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
Plan category	outstanding options	outstanding options	equity compensation plans
Equity compensation plans approved by security holders(2)	2,469,572	$17.76	44,417

Equity compensation plans not approved by security holders(1)(2)	820,693	$19.03	145

Total	3,290,265	$18.08	44,562

(1)	Executive officers and members of the Board of Directors are not eligible to receive stock option grants under non-shareholder approved plans.

(2)	Certain of the plans allow the aggregate number of shares of common stock reserved for options under the plan to be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive).

Equity Compensation Plans Not Approved by Security Holders In April 2001, the Board of Directors adopted the 2001 Employee Stock Option Plan (the 2001 Plan). The purpose of the 2001 Plan is to furnish additional equity incentives to key employees of the Company, other than executive officers of the Company. Members of the Board of Directors are also ineligible to participate in the 2001 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the Company by furnishing incentives to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to such personnel to promote the success of the business of the Company and its subsidiaries. The total number of shares of common stock issuable under the 2001 Plan is 270,000, subject to an adjustment on January 1 of each year (commencing on January 1, 2002), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2002, 2003 and 2004, 49,788 shares, 115,572 shares and 27,907 shares, respectively were added to the 2001 Plan pursuant to this provision. All options granted under the 2001 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2001 Plan expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. The exercise price of an option granted under the 2001 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to furnish additional equity incentives to advisory directors, consultants and key employees of the Company, other than executive officers of the Company. Members of the Board of Directors are also ineligible to participate in the 2002 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the Company by furnishing incentives to attract and retain the best available advisory directors, consultants and key employees for positions of substantial responsibility and to provide incentives to such advisory directors, consultants and key employees to promote the success of the business of the Company and its subsidiaries. The total number of shares of common stock issuable under the 2002 Plan is 337,500, subject to an adjustment on January 1 of each year (commencing on January 1, 2003), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2003 and 2004, 121,973 shares and 29,452 shares, respectively, were added to the 2002 Plan pursuant to this provision. All options granted under the 2002 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2002 Plan expire six years from the date of grant for advisory directors and consultants and ten years from the date of grant for key employees. For the most part, stock option grants to key employees under the 2002 Plan are exercisable one-fourth each year over a four-year period of continuous service while stock option grants to advisory directors and consultants vary from cliff vesting in eighteen months, one-half each year over a two-year period of service, one-third each year over a three-year period of service, one-fourth each year over a four-year period of service to one-fifth each year over a five-year period of service. The exercise price of an option granted under the 2002 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999(2)
		(in thousands, except per share data)
Statements of Income Data:(1)
Net revenue(2)	$91,082	$57,372	$37,916	$31,827	$26,879
Total net revenue	91,082	57,372	37,916	31,827	35,779
Gross profit	63,947	36,713	22,241	17,127	23,852
Research and development expense	9,525	5,843	4,928	3,854	4,097
Sales and marketing expense	26,553	14,932	9,056	6,851	6,290
General and administrative expenses and amortization of intangibles	9,460	6,690	5,448	5,477	4,996
Income from operations	18,409	9,248	2,809	945	8,469
Net income	$13,217	$6,684	$1,518	$832	$5,817
Diluted income per share:(3)
Net income	$.64	$.37	$.10	$.06	$.43

	December 31,
	2003	2002	2001	2000	1999
			(in thousands)
Balance Sheet Data: (1)
Cash, cash equivalents, certificates of deposit and marketable securities	$94,802	$96,770	$11,937	$11,599	$9,736
Working capital	126,437	114,280	24,906	22,211	17,626
Total assets	194,806	158,344	55,865	49,565	48,407
Short-term notes payable and current maturities of long-term notes payable	—	—	52	30	—
Notes payable, excluding current maturities	—	—	137	212	—
Stockholders’ equity	$178,125	$145,045	$46,812	$40,442	$36,536

(1) On January 2, 2001, we completed the acquisition of Hi-tronics Designs, Inc. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated.

(2) Net revenue excludes contract research and development revenue in 1999 from our former agreement with Sofamor Danek.

(3) On July 11, 2003, we effected a 3 for 2 stock split. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income resulting from the January 2, 2001 acquisition of Hi-tronics Designs, Inc. accounted for on a pooling of interests basis.

	Years Ended December 31,
	2000	1999
	(in thousands)
Reconciliation of total net revenue:
As previously reported by the Company	$23,082	$29,478
HDI, for the year ended November 30	10,366	7,989
Elimination of intercompany transactions	(1,621)	(1,688)

Total net revenue as restated	$31,827	$35,779

Reconciliation of net income:
As previously reported by the Company	$954	$6,003
HDI, for the year ended November 30	28	328
Elimination of intercompany transactions	(150)	(514)

Net income as restated	$832	$5,817

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes.

On July 11, 2003, we effected a 3 for 2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

Background

We entered the neuromodulation market in 1995 through the acquisition of a company that had developed and marketed a radio-frequency (RF) neurostimulation system. Through our initiatives, we developed and launched our next generation neurostimulation system, the Renew® RF spinal cord stimulation system, in 1999. We also recently developed our Genesis® and GenesisXP™ totally implantable pulse generator (IPG) spinal cord stimulation systems. We began selling Genesis in Europe in 2001 and in the U.S. in 2002 subsequent to the FDA’s approval of our PMA application in November 2001, and our GenesisXP IPG system following FDA approval in the fourth quarter of 2002.

In 2000, we completed development of AccuRx, our constant rate implantable drug pump, in part using proprietary technology we licensed from Implantable Devices Limited Partnership (IDP). We began selling AccuRx in certain international markets in the second quarter of 2001. In January 2001, we strengthened our position in the neuromodulation market by acquiring the assets of IDP and ESOX Technology Holdings, LLC (ESOX). This acquisition provided us with intellectual property surrounding implantable drug pump technologies in all applications, including pain and cancer therapy.

Also in January 2001, we completed the acquisition of Hi-tronics Designs, Inc. (HDI). We accounted for this acquisition using the pooling of interests method. Acquiring HDI provided us with additional in-house expertise in the design and manufacture of highly sophisticated electromechanical devices. Additionally, HDI continues to provide contract development and manufacturing services to third parties, which we report as a separate segment for financial reporting purposes (the HDI O.E.M. segment). In the future, we expect our HDI O.E.M. segment revenue to decrease as a percentage of our total revenue as we grow revenue from our proprietary neurostimulation systems and drug pumps and increasingly utilize HDI’s research and development capabilities for internal product development.

In November 2002, we completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™. These leads are the smallest neurostimulation leads on the market, which we believe offers advantages in certain applications.

In 2003, we acquired certain operations of our three remaining U.S. distributors who marketed our neuromodulation products in the United States. In March 2003, we acquired certain operations of Sun Medical, our largest U.S. distributor. In September 2003, we acquired certain operations of Comedical, our northwestern U.S. distributor and in November 2003, we acquired certain operations of our sole remaining distributor in the northeastern U.S., State of the Art Medical Products. As part of these acquisitions, substantially all of the direct sales persons that represented our products joined us as direct employees. We believe that these acquisitions will strengthen our sales capabilities and allow us to focus the sales priorities of those personnel on our products, expand sales coverage in those former distributor territories and invest in customer and market development.

Our current neuromodulation product line includes our Genesis IPG system, GenesisXP IPG system, Renew RF system and AccuRx constant rate drug pump. With the launch of our Genesis and

GenesisXP IPG systems, we compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. The launch of the Genesis IPG and GenesisXP IPG in 2002 slowed our growth rate in sales of Renew systems from an average percentage growth rate of the mid-teens over the past several years to single-digit growth in both 2002 and 2003. Management believes this trend may continue in 2004 and has assumed similar single-digit growth in Renew sales during 2004.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to third-party reimbursement rates, bad debts, inventories, intangible assets, and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition

We generate revenues from product sales to end customers, product sales to international distributors, and development contracts. Until we completed the acquisition of certain operations of our remaining U.S. distributors in 2003, we also generated revenue from product sales to U.S. distributors.

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

Under the Company’s shipping terms, title transfers to the end customer or distributor at the point of shipment. Shipping and handling costs are included in cost of revenue. Payments received in advance of revenue recognition requirements are recorded as deferred revenue on the consolidated balance sheet.

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

Intangible Assets

Intangible assets consist of goodwill, patents, purchased technology, trademarks, customer and supplier relations and covenants not to compete, and are amortized using the straight-line method over their respective useful lives.

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

Stock Compensation

See Note 2 to the Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – an Amendment of FASB Statement No. 123” to our stock compensation programs.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2002

Results for 2003 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. We believe these systems will also generate most of our growth during 2004.

Net revenue. Net revenue increased $33.71 million, or 58.8%, in 2003 from 2002 due to increased sales of our neuromodulation products which increased 71.3% to a record $80.00 million in 2003 from $46.71 million in 2002 primarily due to increased sales of our Genesis family of IPG systems. Revenue from our Renew RF system grew modestly year over year. Net revenue of our HDI O.E.M. business, as planned, increased modestly to $11.08 million in 2003 from $10.66 in 2002 primarily due to higher volume of O.E.M. product sales. We continue to use more of HDI’s manufacturing and development capabilities for our own increasing needs and as such we anticipate only modest growth in our HDI O.E.M. business.

Gross profit. Gross profit increased $27.23 million, or 74.2%, in 2003 from 2002 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 70.2% in 2003, compared to 64.0% in 2002, due to higher sales of our neuromodulation products, which contribute higher margins than HDI O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales due to three acquisitions in 2003 of certain operations of our remaining U.S. distributors, and operational efficiencies gained from higher manufacturing volumes.

Operating expenses. Total operating expenses increased $18.07 million, or 65.8%, and increased as a percentage of net revenue to 50.0% in 2003 from 47.9% in 2002, primarily due to increased investments in our sales and marketing capabilities, including the additional sales personnel acquired in the three acquisitions in 2003 of certain operations of our remaining U.S. distributors, and to a lesser extent increased investments in research and development and increased amortization expense from intangibles acquired in our various acquisitions. We continued to leverage our general and administrative expense in 2003.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 29.2% in 2003 from 26.0% in 2002, and the expense increased in absolute dollars by $11.62 million principally due to higher commission expense from increased Neuro Product sales, higher salary expense from annual salary increases and staffing additions in reimbursement, direct sales and clinical support specialists, higher employee benefit costs from staffing additions, higher travel expense due to increased direct sales activities and higher expense for education and training of new implanters of Neuro Products. In 2003, we expanded our sales and marketing capabilities with the acquisitions of certain operations from our three remaining U.S. distributors and added substantially all of the salespersons of those businesses to our direct sales force. We expect to continue to add additional salespersons in the future.

Research and development. Research and development expense, as a percentage of net revenue, increased slightly to 10.5% in 2003 from 10.2% in 2002, and the expense increased in absolute dollars by $3.68 million principally due to higher salary and benefit expense from staffing additions and annual salary increases, higher stock-based compensation expense for certain consultants and higher prototype tooling and test materials for new products under development. Our development efforts in 2003 continued to focus on next-generation IPG stimulation systems, an IPG stimulation system for deep brain stimulation and next-generation drug pumps.

General and administrative. General and administrative expense, as a percentage of net revenue, decreased to 8.4% in 2003 from 10.0% in 2002, while the expense increased in absolute dollars by $1.89 million principally due to higher salary expense from annual salary increases and staffing additions, higher employee benefit costs, higher recruiting fee expense and higher depreciation expense.

Amortization of other intangibles. Amortization expense of intangibles increased 92.4% in 2003 from 2002, or $879,000, due to a full year of amortization expense for intangible assets we acquired in the November 2002 MicroNet acquisition, plus amortization of additional intangible assets from earn-out consideration paid in 2003 as milestones were met pursuant to the MicroNet acquisition agreement. In addition we recorded amortization expense for intangible assets we acquired in 2003 from the acquisition of certain operations of our three remaining U.S. distributors. We expect amortization expense to increase in 2004 by approximately $168,000 due to having a full year of amortization expense from the above-mentioned 2003 acquisitions, excluding additional amortization expense that may be generated as we issue additional earn-out consideration that is recorded as intangible assets under the MicroNet acquisition agreement.

Other income. Other income increased $1.05 million in 2003 from 2002 primarily due to the reversal of an accrued tax-abatement liability of $969,000 as we were legally released from our potential obligation to pay that amount in 2003.

Income tax expense. Income tax expense increased $3.67 million in 2003 from 2002 as a result of increased income before taxes and an increase in the overall effective tax rate to 35.1% in 2003 from 34.3% in 2002. Our increased effective tax rate is primarily due to our federal statutory tax rate being 35% in 2003 compared to 34% in 2002. The effective tax rates reflect a provision for state taxes, offset by tax-exempt interest income earned on our cash, cash equivalents and marketable securities.

Net income. Net income increased $6.53 million, or 97.7%, in 2003 from 2002 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, increased gross margin, and to a lesser extent from the reversal of the tax-abatement liability discussed above. Net income per diluted share increased to $.64 in 2003 from $.37 in 2002. Excluding the one-time tax-abatement reversal, net income per share increased to $.61 in 2003 from $.37 in 2002.

Comparison of the Years Ended December 31, 2002 and 2001

Net revenue. Net revenue increased $19.46 million, or 51.3%, in 2002 from 2001 due to increased sales of our neuromodulation products which increased 70.1% to $46.71 million in 2002 from $27.46 million in 2001 due to the U.S. launch of our Genesis IPG system in January 2002 and our GenesisXP IPG system in December 2002. The launch of the Genesis IPG in 2002 slowed our growth rate in sales of Renew systems from an average percentage growth rate in the mid-teens over the past several years to single-digit growth in 2002. Net revenue from our HDI O.E.M. business increased marginally to $10.66 million in 2002 from $10.46 million in 2001 as we focused more of HDI’s resources on our own manufacturing and research and development needs.

Gross profit. Gross profit increased $14.47 million, or 65.1%, in 2002 from 2001 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 64.0% in 2002, compared to 58.7% in 2001, due to higher sales of our neuromodulation products, which contribute higher margins than HDI O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents, which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes.

Operating expenses. Total operating expenses increased $8.03 million in 2002 from 2001, but decreased as a percentage of net revenue to 47.9% in 2002 from 51.3% in 2001 due to leveraging of research and development expense, leveraging of general and administrative expense, and to a lesser extent, eliminating amortization expense of goodwill.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 26.0% in 2002 from 23.9% in 2001, and the expense increased in absolute dollars by $5.88 million principally due to higher salary and benefit expense from staffing additions in direct sales, reimbursement and sales support positions, higher commission expense from increased product sales, and higher sample and promotional expense in support of the Genesis and GenesisXP IPG launches.

Research and development. Research and development expense, as a percentage of net revenue, decreased to 10.2% in 2002 from 13.0% in 2001, while the expense increased in absolute dollars by $914,000 principally due to higher salary and benefit expense from staffing additions, higher test material expense and higher expense associated with our clinical trials of AccuRx.

General and administrative. General and administrative expense, as a percentage of net revenue, decreased to 10.0% in 2002 from 10.4% in 2001, while the expense increased in absolute dollars by $1.78 million principally due to higher salary expense from staffing additions (including a new executive officer position), higher employee benefit costs, higher bonus expense, higher property tax expense and higher fees for accounting and tax services.

Amortization of intangibles. No amortization expense of goodwill was recorded in 2002 due to the adoption of SFAS No. 142 on January 1, 2002. During 2001, we recorded $557,000 for amortization expense of goodwill.

Amortization expense of other intangibles increased modestly by $19,000 in 2002 from 2001 due to additional amortization expense for intangible assets acquired in November 2002 when we completed the acquisition of MicroNet.

Other income. Other income increased to $923,000 in 2002 from an expense of $26,000 in 2001 primarily due to a $451,000 increase in interest income from higher funds available for investment from our public offering during the second quarter of 2002 and the expense in 2001 of $484,000 for costs associated with the acquisition of HDI. These costs were expensed instead of capitalized because the acquisition was accounted for under the pooling of interests method.

Income tax expense. Income tax expense increased $2.22 million in 2002 from 2001, but the overall effective tax rate decreased to 34.3% in 2002 compared to 45.5% in 2001. The decrease in the effective tax rate in 2002 compared to 2001 was the result of three factors. First, our amortization of goodwill in the 2001 period was not deductible for tax purposes. Second, the HDI acquisition costs expensed in the 2001 period of $484,000 were not fully deductible for tax purposes. Finally, the 2002 period included tax-free interest income.

Net income. Net income increased $5.17 million, or 340.4%, in 2002 from 2001 reflecting the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, increased gross margin, and leveraging of operating expenses. Net income per diluted share increased to $.37 in 2002 from $.10 in 2001. Results for the 2001 period reflect amortization expense for goodwill of $556,604. The 2002 results contain no similar expense since we eliminated the amortization of goodwill on January 1, 2002 when we adopted the new accounting standards for intangible assets described above. If the amortization expense for goodwill were eliminated from the 2001 period, pro forma net income would be $2.07 million and pro forma net income per diluted share would be $.14.

Liquidity and Capital Resources

At December 31, 2003 our working capital increased to $126.44 million from $114.28 million at year-end 2002. The ratio of current assets to current liabilities was 11.21:1 at December 31, 2003 compared to 13.15:1 at December 31, 2002. Cash, cash equivalents, and marketable securities totaled $94.80 million at December 31, 2003 compared to $96.77 million at December 31, 2002. In 2003, we made numerous investments discussed below which were funded to a large extent from operations.

In March, September and November 2003, we acquired certain operations of our three remaining U.S. distributors. These acquisitions expanded our direct domestic sales force. The total cost of these acquisitions was approximately $10.23 million, which we funded from our cash reserves.

In January 2003, we invested $1 million in cash in Innovative Spinal Technologies, Inc., a start-up company that develops spine technologies, products and services through intellectual property development and contract research.

We increased our investment in inventories to $22.11 million at December 31, 2003, from $13.72 million at December 31, 2002. This increase from year-end 2002 was primarily the result of three factors. First, we increased our investment in inventories held by direct and commissioned sales agents during 2003 as a result of an increased sales force. Second, we increased our investment in raw materials and finished goods for our Genesis and GenesisXP IPG systems to support our continued success of these products in the U.S. market and in anticipation of continued sales growth. Finally, we increased our overall investment in inventories in anticipation of our move to our new corporate facility in 2004 due to the new facility requiring regulatory process validation before product can be manufactured in and shipped from the facility.

Our investment in trade accounts receivable increased to $17.89 million at December 31, 2003, from $10.85 million at December 31, 2002 due to the increase in sales of our neuromodulation products resulting from the launch of the Genesis and GenesisXP IPG systems. Our days sales outstanding increased from 55 days at year-end 2002 to 64 days at year-end 2003 due to higher receivables due from insurance companies and hospitals as a result of us acquiring all of our U.S. distributors in 2003. Hospitals and insurance companies have slower payment cycles than our former U.S. distributors, who typically paid us within 10 to 30 days.

In November 2002, we completed the acquisition of MicroNet. At closing we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. In March 2003, we paid the former MicroNet shareholders an aggregate of 42,519 shares of our common stock with a value at the time of issuance and release from escrow of $1,020,059 upon the successful completion of half of the first product milestone, and in October 2003, we paid the former MicroNet shareholders an aggregate of 17,462 shares of our common stock with a value at the time of issuance and release from escrow of $700,182 upon the successful completion of another product sub-milestone. The former MicroNet shareholders may receive additional shares of our common stock if additional product and sales milestones are met. The aggregate value of the additional potential milestone earnout payments was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, a fixed number of our common shares totaling 134,409 with an aggregate value at closing of $3 million were issued into an escrow account. Shares that are released from escrow if such milestones are met will be valued at the time of release from escrow. At December 31, 2003, 100,811 shares remained in escrow. The product and sales milestones referred to above consist of three principal product milestones and a sales milestone. Each of the product milestones has three to four sub-milestones that relate to the delivery of specific products, including four separate 4-electrode leads (Milestone I), two separate 8-electrode leads (Milestone II) and three separate leads and a trial cable (Milestone III). The product sub-milestones are met if and when we are able to submit, and if and when we receive, regulatory approvals for products that have been adapted for use with our electrical stimulation devices. The sales milestone will be met if and when we and our subsidiaries generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing of the MicroNet transaction.

An important product milestone deadline occurred under the MicroNet acquisition agreement in November 2003, which was not met. We are currently in discussions with the former MicroNet shareholders regarding this product milestone. If this product milestone had been achieved by the deadline, the value of the milestone payment at December 31, 2003 was approximately $1,552,684, or 33,894 shares, which would have been allocated to certain identifiable intangible assets in accordance with the original purchase price allocation.

Excluding expenditures discussed below on our new facility, we spent $5.80 million during 2003 for capital expenditures primarily for new furniture and equipment for personnel we hired during 2003 and additional manufacturing tooling and equipment to support our current products and new products we expect to introduce in 2004.

Because we expect our business to continue to grow at rates that will demand added office and facility space, in April 2003 we began construction on a new 143,000 square foot corporate headquarters facility on the 10 acres of land we acquired in December 2002. The land is located in Plano, Texas, near our current corporate headquarters. Our current lease on our 49,700 square foot corporate headquarters expires in August 2004 and we plan to relocate to the new facility prior to the expiration of the lease. We designed the new facility to accommodate planned growth within a five-year horizon. The construction cost of the facility is approximately $15 million, and we expect to spend approximately $1.5 million on office furniture and equipment for the new facility. We have funded the interim construction costs from our cash reserves and through December 31, 2003 have spent approximately $8.8 million. While we have not yet determined the method by which we will permanently finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction.

We received $7.52 million of cash during 2003 from the exercise of employee, advisory director and director stock options to purchase 1,124,372 shares of our common stock.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss carryforward of $4.3 million to offset future taxable income. We acquired $3.4 million of the net operating loss carryforward in connection with the MicroNet acquisition and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to immediately use the net operating loss carryforwards to reduce taxable income in future tax periods. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet. Based on current estimates and assumptions, we expect to utilize at least approximately $700,000 in net operating loss carryforwards per full twelve-month tax years, assuming we generate sufficient taxable income in any given year to utilize such amount.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During 2003, we generated a $9.79 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options.

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

The following table sets forth certain information concerning our contractual obligations at December 31, 2003.

	Maturity by Fiscal Year
				2006 and
(in thousands)	Total	2004	2005	Thereafter
Operating leases (1)	$1,096	$814	$260	$22
Inventory purchases (2)	8,017	7,857	160	—
Commitments for construction of new corporate headquarters facility (3)	6,094	6,094	—	—

Total	$15,207	$14,765	$420	$22

(1)	In accordance with accounting principles generally accepted in the U.S., these obligations are not reflected in the consolidated balance sheets. These obligations are for operating lease payments primarily related to facilities.

(2)	Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

(3)	Contractual commitments for construction of our new corporate headquarter facility of 143,000 square feet.

Cash Flows

Net cash provided by operating activities was $16.48 million in 2003, $7.59 million in 2002, and $3.06 million in 2001. Net cash provided by operating activities increased by $8.89 million in 2003 from 2002 principally due to a $6.53 million increase in net income and a $7.94 million increase in tax benefits from the exercise of stock options. These increases were partially offset by increases in accounts receivable and inventory. Net cash provided by operating activities increased by $4.53 million in 2002 from 2001 principally due to a $5.17 million increase in net income.

Net cash used in investing activities was $26.38 million in 2003, $91.14 million in 2002 and $3.09 million in 2001. In 2003, our primary investing activities using cash were the purchase of marketable securities ($382.65 million), the purchase of certain operations of three of our U.S. distributors ($10.23 million), funds used to finance the interim construction of our new corporate headquarters facility ($8.83 million), capital expenditures ($5.80 million), and the purchase of minority equity investments in preferred stock of two privately-held companies ($1.10 million), while net proceeds from the sale of marketable securities provided cash of $382.22 million. In 2002, our primary investing activities using cash were the purchase of marketable securities ($188.39 million), the purchase of land ($3.19 million), capital expenditures ($2.94 million) and cash used in the purchase of MicroNet ($1.36 million), while net proceeds from the sale of marketable securities provided cash of $104.75 million. In 2001, our primary investing activities using cash were the purchase of marketable securities ($3.90 million) and capital expenditures ($3.11 million) for additional manufacturing tooling and equipment, office furniture and equipment, non-compete agreements and patents, while maturing certificates of deposit and sales of marketable securities provided cash of $3.92 million. The non-compete agreements discussed in this section for fiscal year 2001 relate to a $200,000 expenditure incurred in 2001 to purchase a non-compete agreement from a former distributor of our Neuro Products. In reference to the patents, we incurred $191,000 in cash expenditures (in addition to the stock we issued with a value of $2,426,662) related to the purchase of ESOX in January 2001, which was allocated to the patents we acquired in the transaction. Prior to the transaction, we had licensed the technology from ESOX. The patents we acquired in the ESOX transaction relate to our implantable drug pump technologies. We are currently seeking FDA approval to commercialize an implantable drug pump in the United States.

Net cash provided by financing activities was $7.52 million in 2003, $84.73 million in 2002, and $957,000 in 2001. During 2003, all of the cash provided by financing activities was the result of the exercise of stock options. During 2002, we used $190,000 to repay our entire outstanding long-term debt, while we received $83.18 million in net proceeds from a public offering and $1.75 million from the exercise of stock options. During 2001, we used $48,000 to reduce certain debt obligations, while we received $1.00 million from the exercise of stock options.

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

The medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Medtronic, is one of the largest competitors in the medical device sector, and is currently our sole competitor in the neurostimulation market and our largest competitor in the implantable drug pump market. Medtronic is a large publicly-traded company and enjoys several competitive advantages over us, including:

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

Medtronic will continue to develop new products that compete directly with our products, and its greater resources may allow it to respond more quickly to new technologies, new treatment indications or changes in customer requirements. Further, we generally price our products at a premium to those of Medtronic. Additionally, because the neuromodulation market is a high growth-potential market, other companies may attempt to bring new products or therapies into this market. For example, Advanced Bionics, Inc., a privately-held company that currently manufactures and markets a cochlear implant product, has publicly stated that it is developing and may be testing an IPG system for the treatment of chronic pain. For all of these reasons, we may not be able to compete successfully against Medtronic or against future competitors.

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

In the U.S., our products are generally covered by Medicare and Medicaid and other third-party payors, such as private insurance companies and managed care organizations, and workers’ compensation programs, which reimburse patients for all or part of the cost of our products and related medical procedures. The cost of our products and related procedures are significant, and third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products. Further, for certain types of procedures, gaps exist between the rate of reimbursement paid by Medicare and Medicaid and the rates paid by private insurers. In addition, gaps exist in reimbursement levels depending on the health care setting in which physicians perform procedures using our products. In the future, these gaps may narrow and public and private payors may reduce levels of reimbursement for neuromodulation devices in an effort to control increasing costs. If Medicare or other third-party payors decide to eliminate or reduce coverage amounts on patient reimbursements for our products, this could limit our ability to market and sell our products in the U.S., which would materially adversely affect our revenues and profitability. In November 2003, for example, the Center for Medicare and Medicaid Services issued a final ruling establishing new 2004 reimbursement rates for Medicare hospital outpatient procedures, including spinal cord stimulation procedures. Reimbursement levels for permanent implants of spinal cord stimulation devices in the hospital outpatient setting were generally reduced as a result of the ruling, which decreased the amount that hospitals would be reimbursed by Medicare for these procedures. However, because the new rates continue to provide hospitals with adequate margins to cover their facility costs and yield a fair profit to the hospitals, the new rates have not had an adverse effect on the prices we charge hospitals for our systems. If in the future CMS reduces rates to such an extent that hospitals’ ability to continue operating profitably in these procedures were at risk, then there could be price pressure on our products at that time.

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

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and simulation pulse parameter. This patent is scheduled to expire on December 27, 2005. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. A request for an extension of the term of this patent has been filed with the United States Patent Office pursuant to a federal statute that permits us to seek such an extension based on a regulatory approval delay. A final ruling on the extension request has not been made at the present time. While five other U.S. patents owned or licensed by us are due to expire prior to 2006, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business, because the patents cover technologies that are not currently utilized in our existing products or services.

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

Our products are medical devices, which are subject to extensive government regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive either a PMA or a 510(k) clearance from the FDA with respect to each application for which we intend to market it. Either process can be lengthy and expensive. According to the FDA, the average 510(k) review period was 96 days in 2003, but reviews may take longer and approvals may be revoked if safety or effectiveness problems develop. The PMA process is much more costly, lengthy and uncertain. According to the FDA, the average PMA submission-to-decision period was 359 days in 2003; however, reviews may take much longer and completing a PMA application can require numerous clinical trials and require the filing of amendments over time. The result of these lengthy approval processes is that a new product, or a new application for an existing product, often cannot be brought to market for a number of years after it is developed. Additionally, we anticipate that many of the products we bring to market in the future will require us to seek PMA approvals rather than 510(k) clearances. If we fail to obtain or maintain necessary government approvals of our new products or new applications for existing products on a timely and cost-effective basis, we will be unable to market the affected products for their intended applications.

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

Although there are currently no alternative suppliers for the custom chip used in our RF system, we have sufficient chips in stock to meet our near-term requirements and we believe we will be able to order more chips to meet our future needs. In the meantime, we are designing and developing our own replacement chip. The sole supplier of this chip first indicated its desire to cease manufacturing and supplying the RF system chip several years ago. The supplier has continued to supply the chip, however, and to date has not determined if and when it will cease to supply the chip. The supplier has agreed to notify us when it does decide to cease supplying the chip and has promised to permit us to place a final one-time purchase order for the chip. In the interim, we have maintained and will continue to maintain a higher than normal inventory of the chip. We currently have enough of the chips in stock to meet our requirements through the end of 2005. Our engineers are developing a new chip to be used with our next-generation RF receiver. Our engineers estimate that this new chip and the next-generation RF receiver would be completed and have received the appropriate regulatory approvals by the second half of 2005. Consequently, under the circumstances, we do not believe that a single source of supply for the RF system chip poses a serious risk to our business. Our RF system sales accounted for approximately 37% of our total Neuro Product segment sales in 2003, and approximately 33% of our total sales.

Our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our HDI O.E.M. segment.

During 2003, we had two major customers that together accounted for $9.84 million, or 88.8%, of our net revenue from our HDI O.E.M. segment. Medtronic, our most significant competitor, accounted for $8.40 million, or 75.8% and Arrow accounted for $1.44 million, or 13.0%. Either of these customers could cease doing business with us at any time. If this were to occur, our revenues and profitability could be materially adversely affected, at least in the short term.

We are dependent upon the success of neuromodulation technology. Our inability to continue to develop innovative neuromodulation products, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business.

Our current products focus on the treatment of chronic pain using neuromodulation. Our development efforts focus on leveraging our neuromodulation expertise. The neuromodulation market is subject to rapid technological change and product innovation. Our competitors may succeed in developing or marketing products, using neuromodulation technology or other technologies that may be superior to ours. If we are unable to compete successfully in the development of new neuromodulation products, or if new and effective therapies not based on neuromodulation are developed, our products could be rendered obsolete or non-competitive. This would materially adversely affect our business.

Our success will depend on our ability to attract and retain key personnel and scientific staff.

We believe our future success will depend on our ability to manage our growth successfully, including attracting and retaining scientists, engineers and other highly skilled personnel. Our key employees are subject to confidentiality, trade secret and non-competition agreements, but may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. Competition for these types of employees is intense in the medical device field. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to continue to succeed in the neuromodulation market.

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

Internationally, we market our products through 20 independent distributors who represent us in 26 countries, except in Germany where we are represented by direct salespersons. In 2003, 7% of our sales revenue from our neuromodulation products segment came from international sales. International sales are subject to a number of additional risks, including the following:

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

In connection with the acquisition of MicroNet in November 2002, as part of the purchase price, we agreed to pay the former MicroNet shareholders additional shares of our common stock if certain product, regulatory approval and sales milestones are met. The aggregate value of the additional potential milestone earnout payments payable in shares of our common stock was $9 million as measured at the time the transaction was completed. Of this $9 million in additional shares, we issued a fixed number of shares totaling 134,409 with an aggregate value at closing of $3 million into an escrow account. If and when specified product and regulatory milestones are achieved, we will release a specified and fixed number of shares of common stock from escrow to the former MicroNet shareholders. In addition, if and when those same product and regulatory milestones are achieved, we will also issue at that time a number of shares of our common stock with an aggregate value of up to $3 million. Finally, if and when we generate $5 million in cumulative net sales of MicroNet lead products during the four years following the closing, we will issue at that time a number of shares of our common stock with an aggregate value of $3 million. Thus, we agreed to issue shares of our common stock with an aggregate value of up to $6 million in the future upon the achievement of specific milestones, the number of shares of which will depend on the average trading price of our common stock. The average trading price for this purpose is the per share average closing price of our common stock on the Nasdaq National Market for the 30 consecutive trading days immediately prior to two business days before the applicable milestone payment date. Because the number of shares we could be required to issue depends on the average trading price at the time of payment, if the average trading price of our common stock declines significantly, we could be required to issue more shares of our common stock. For example, if our stock price were $40 per share and we were required to issue $3 million of our common stock on satisfaction of the sales milestone, we would be required to issue 75,000 shares of our common stock to the former MicroNet shareholders. If our stock price declined 50% from that level to $20 per share, however, we would be required to issue twice as many shares, or 150,000 shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions, a high quality short-term municipal bond fund with a major financial institution and certificates of deposit. At December 31, 2003, we had $71,695 invested in money market funds, $1,677,894 in certificates of deposit with maturities less than 90 days from the purchase date and $3,735,875 in a tax-free municipal bond fund with daily liquidity. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 100-basis point change in the interest rates earned on these investments would not have a material effect on our income or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of investment grade municipal bonds with maturities less than one year from the date of purchase, 7-day and 35-day AAA municipal bond floaters and Freddie Mac Notes with maturities less than one-year from the date of purchase. The cost of these investments is $86,243,780 and the fair value at December 31, 2003 was $86,213,841. The investments are subject to overall bond market and interest rate risk, however the Company believes the risk to be limited since a large portion of the investments, $82,747,000, are in 7-day and 35-day municipal floaters which have no principal risk. The investment grade municipal bonds and Freddie Mac Notes may have risk of principal depending on the overall bond market. A hypothetical 10% decrease in the value of these investments from their prices at December 31, 2003 would decrease the fair value by $346,628.

We do not use derivative financial instruments to manage the impact of interest rate changes on our investments or debt instruments.

At December 31, 2003, we had no interest bearing debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

No changes in our internal controls over financial reporting have occurred during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference. Information under the captions “Compensation Committee Report” and “Performance Graph” are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2004 annual meeting of shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	Financial Statements: See Index to Financial Statements on the second page of Appendix A. See Appendix C.

2.	Financial Statement Schedules:* Schedule II — Valuation and Qualifying Accounts. See Appendix B.

* Those schedules not listed above are omitted as not applicable or not required.

3.	Exhibits: See (c) below.

(b)	Reports on Form 8-K.

(1)	The Company furnished a report on Form 8-K on October 23, 2003, providing under Item 12. “Results of Operations and Financial Condition”, a press release issued by the Company on October 23, 2003 disclosing information regarding our results of operations and financial condition for the third quarter ended September 30, 2003 and our outlook for 2003.

(2)	The Company filed a report on Form 8-K on November 25, 2003, reporting under Item 5. “Other Events”, that Christopher G. Chavez, President and Chief Executive Officer of the Company, and James P. Calhoun, Vice President-Human Resources of the Company, each entered into a “Preset Diversification Program” (PDP) during August 2003, a stock disposition plan intended to qualify for the safe harbor offered by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Both of the PDP plans became effective as of November 28, 2003.

(c)	Exhibits:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and among Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp. and Hi-tronics Designs, Inc. (10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and among Advanced Neuromodulation Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc. (14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)

Exhibit
Number	Description
10.4	Form of Directors Stock Option Agreement(1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.7	Form of 1995 Employee Stock Option Agreement(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD. (15)
10.19	Escrow Agreement dated November 25, 2002, among Advanced Neuromodulation Systems, Inc., Thomas E. Brust and Computershare Trust Company (16)
10.20	Sublease Agreement dated as of June 18, 2003, between Advanced Neuromodulation Systems, Inc. and Integrated Device Technology, Inc. (17)
10.21	Fixed Price Contract dated as of December 17, 2003, between Advanced Neuromodulation Systems, Inc. and Trane, a Division of American Standard, Inc. (17)
10.22	Fixed Price Contract dated as of December 10, 2003, between Advanced Neuromodulation Systems, Inc. and Dallas Security Systems, Inc. (17)
10.23	Standard Form of Agreement Between Owner and Contractor dated as of April 30, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Co., Inc. (17)
10.24	Standard Form of Agreement Between Owner and Architect dated as of January 15, 2003, between Advanced Neuromodulation Systems, Inc. and Good Fulton & Farrell Architects (17)
10.25	Standard Form of Agreement Between Owner and Construction Manager dated as of October 15, 2002, between Advanced Neuromodulation Systems, Inc. and Koll Development Company (17)
10.26	Change Order dated as of August 27,2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
10.27	Abbreviated Standard Form of Agreement Between Owner and Contractor for Construction Projects of a Limited Scope dated as of June 25, 2003, between Advanced Neuromodulation Systems, Inc. and Performance Contracting, Inc. (17)
10.28	Change Order dated as of December 15, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
10.29	Change Order dated as of February 20, 2004, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
14.1	Code of Ethics (17)
21.1	Subsidiaries (17)
23.1	Consent of Independent Auditors(17)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.

(8)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.

(11)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.

(15)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(16)	Filed as an Exhibit to the report of the Company on Form 10-K/A for the year ended December 31, 2002, and incorporated herein by reference.

(17)	Filed herewith.

(18)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

	By:	/s/ Christopher G. Chavez

Date:March 15, 2004	Christopher G. Chavez President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	March 15, 2004
/s/ F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Chief Financial Officer and Treasurer of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	March 15, 2004
/s/ Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004
/s/ Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004
/s/ Joseph E. Laptewicz, Jr. Joseph E. Laptewicz, Jr.	Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004
/s/ J. Philip McCormick J. Philip McCormick	Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004
/s/ Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004
/s/ Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	March 15, 2004

Appendix A

Consolidated Financial Statements
Independent Auditors’ Report

Three Years Ended December 31, 2003

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
Consolidated Financial Statements

Form 10-K — Item 8

Report of Ernst & Young LLP, Independent Auditors

Consolidated Financial Statements:

Consolidated Balance Sheets — December 31, 2003 and 2002
Consolidated Statements of Income — Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Stockholders’ Equity — Three years ended December 31, 2003
Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002, as required by Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Ernst & Young LLP

Dallas, Texas
March 8, 2004

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002

Assets	2003	2002
Current assets:
Cash and cash equivalents	$8,588,281	$10,972,974
Marketable securities	86,213,841	85,796,944
Receivables:
Trade accounts, less allowances of $447,457 in 2003 and $295,391 in 2002	17,892,416	10,847,237
Interest and other	259,687	189,017

Total receivables	18,152,103	11,036,254

Inventories:
Raw materials	10,766,127	7,141,338
Work-in-process	3,569,111	2,364,386
Finished goods	7,777,921	4,217,222

Total inventories	22,113,159	13,722,946

Deferred income taxes	1,423,228	1,122,617
Income taxes receivable	1,324,001	—
Prepaid expenses and other current assets	1,007,244	1,032,883

Total current assets	138,821,857	123,684,618

Property, equipment and fixtures:
Land	3,191,427	3,191,427
New facility construction in progress	8,825,730	—
Furniture and fixtures	4,429,672	4,022,901
Machinery and equipment	13,944,120	10,343,953
Leasehold improvements	1,822,152	1,702,965

	32,213,101	19,261,246
Less accumulated depreciation and amortization	11,063,091	8,653,255

Net property, equipment and fixtures	21,150,010	10,607,991

Minority equity investments in preferred stock	1,104,000	—
Goodwill	12,078,668	7,407,237
Patents and licenses, net of accumulated amortization of $1,848,354 in 2003 and $1,435,835 in 2002	5,814,974	5,323,417
Purchased technology, net of accumulated amortization of $2,910,895 in 2003 and $2,098,200 in 2002	10,319,679	9,033,472
Tradenames, net of accumulated amortization of $1,110,458 in 2003 and $969,952 in 2002	1,800,572	1,701,154
Customer and supplier relations, net of accumulated amortization of $194,303 in 2003	2,373,558	—
Other assets, net of accumulated amortization of $803,797 in 2003 and $529,102 in 2002	1,342,969	586,238

	$194,806,287	$158,344,127

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
December 31, 2003 and 2002

Liabilities and Stockholders' Equity	2003	2002
Current liabilities:
Accounts payable	$5,717,222	$2,392,579
Accrued salary and employee benefit costs	4,045,361	3,077,603
Accrued tax abatement liability	—	969,204
Accrued commissions	1,424,471	794,521
Income taxes payable	—	822,228
Deferred revenue	503,093	646,577
Warranty reserve	294,290	402,259
Other accrued expenses	400,159	299,905

Total current liabilities	12,384,596	9,404,876

Deferred income taxes	3,389,255	3,731,939
Non-current deferred revenue	907,513	162,504

Commitments and contingencies

Stockholders’ equity:
Common stock, $.05 par value
Authorized – 25,000,000 shares; Issued – 19,712,938 shares in 2003 and 18,526,014 in 2002	985,647	926,301
Additional capital	149,644,033	129,738,644
Retained earnings	27,515,001	14,393,748
Accumulated other comprehensive income (loss), net of tax benefit of $10,181 in 2003 and $7,155 in 2002	(19,758)	(13,885)

Total stockholders’ equity	178,124,923	145,044,808

	$194,806,287	$158,344,127

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31

	2003	2002	2001
Net revenue	$91,081,969	$57,372,013	$37,916,435
Cost of revenue	27,135,320	20,658,798	15,675,436

Gross profit	63,946,649	36,713,215	22,240,999

Operating expenses:
Sales and marketing	26,552,873	14,931,826	9,055,932
Research and development	9,525,411	5,842,576	4,928,432
General and administrative	7,628,127	5,738,392	3,957,867
Amortization of other intangibles	1,831,644	952,214	933,257
Amortization of goodwill	—	—	556,604

	45,538,055	27,465,008	19,432,092

Income from operations	18,408,594	9,248,207	2,808,907

Other income (expense):
Acquisition related costs	—	—	(483,766)
Interest expense	—	(10,759)	(24,346)
Investment income	995,318	933,668	482,417
Other income	974,846	—	—

	1,970,164	922,909	(25,695)

Income before income taxes	20,378,758	10,171,116	2,783,212
Income taxes	7,161,504	3,486,658	1,265,466

Net income	$13,217,254	$6,684,458	$1,517,746

Net income per share:
Basic	$.69	$.41	$.11

Diluted	$.64	$.37	$.10

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31

	2003	2002	2001
Cash flows from operating activities:
Net income	$13,217,254	$6,684,458	$1,517,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,054,078	2,299,335	1,932,452
Amortization	1,831,644	952,214	1,489,861
Deferred income taxes	(1,169,197)	645,134	(455,003)
Stock-based compensation	845,480	123,492	—
Accrued tax abatement liability	(969,204)	—	—
Non-operating loss included in net income	—	8,666	—
Increase in inventory reserve	84,132	51,403	107,880
Changes in operating assets and liabilities:
Receivables	(7,115,849)	(4,306,888)	(1,027,050)
Inventories	(6,461,212)	(4,025,504)	(2,672,605)
Income taxes receivable	(1,324,001)	678,341	(318,388)
Prepaid expenses and other current assets	4,306	(387,323)	564,866
Income taxes payable	(822,228)	822,228	(89,380)
Tax benefit from stock option exercises	9,786,072	1,847,438	1,669,405
Accounts payable	3,324,643	557,542	493,227
Accrued expenses	1,589,993	1,874,533	553,380
Deferred revenue	601,525	(233,609)	(706,916)

Total adjustments	3,260,182	907,002	1,541,729

Net cash provided by operating activities	16,477,436	7,591,460	3,059,475

Cash flows from investing activities:
Proceeds from certificates of deposits with maturities over 90 days	—	—	1,040,000
Purchases of marketable securities	(382,648,595)	(188,390,536)	(3,896,199)
Proceeds from sales of marketable securities	382,222,800	104,747,808	2,876,720
Purchase of land	—	(3,191,427)	—
New facility construction in progress	(8,825,730)	—	—
Additions to property, equipment, fixtures and intangible assets	(5,796,645)	(2,942,227)	(3,108,055)
Minority equity investments in preferred stock	(1,104,000)	—	—
Acquisition of MicroNet	—	(1,359,460)	—
Acquisition of certain operations of distributors	(10,226,900)	—	—

Net cash used in investing activities	(26,379,070)	(91,135,842)	(3,087,534)

Cash flows from financing activities:
Payment of long-term notes	—	(189,722)	(47,807)
Net proceeds from public offering of common stock	—	83,175,353	—
Exercise of stock options and warrants	7,516,941	1,746,400	1,004,914

Net cash provided by financing activities	7,516,941	84,732,031	957,107

Net increase (decrease) in cash and cash equivalents	(2,384,693)	1,187,649	929,048
Net cash used by Hi-tronics in December 2000 (see Note 3)	—	—	(672,444)
Cash and cash equivalents at beginning of year	10,972,974	9,785,325	9,528,721

Cash and cash equivalents at end of year	$8,588,281	$10,972,974	$9,785,325

Supplemental cash flow information is presented below:
Income taxes paid (net of refunds)	$732,944	$(415,311)	$815,000

Interest paid	$—	$10,759	$24,346

Non-cash activity:
Stock issued for patents and intangible assets	$1,720,241	$4,648,421	$2,426,662

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Years Ended December 31, 2003

					Accumulated Other
					Comprehensive		Total
	Common Stock		Additional	Retained	Income	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Stock	Equity
Balance at December 31, 2000 (restated for 3 for 2 stock split)	13,324,589	$666,229	$34,247,395	$6,539,223	$(83,241)	$(927,793)	$40,441,813
Net income	—	—	—	1,517,746	—	—	1,517,746
Net loss of Hi-tronics for December 2000 (see Note 3)	—	—	—	(347,679)	—	—	(347,679)
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	61,991	—	61,991

Comprehensive income							1,232,058

Compensation expense resulting from changes to Hi-tronics stock options in December 2000	—	—	37,029	—	—	—	37,029
Issuance of shares for stock option exercises	283,213	14,161	990,753	—	—	—	1,004,914
Tax benefit from stock option exercises	—	—	1,669,405	—	—	—	1,669,405
Issuance of 178,650 shares from treasury for acquisition	—	—	1,498,869	—	—	927,793	2,426,662

Balance at December 31, 2001	13,607,802	680,390	38,443,451	7,709,290	(21,250)	—	46,811,881
Net income	—	—	—	6,684,458	—	—	6,684,458
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	7,365	—	7,365

Comprehensive income							6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	4,312,500	215,625	82,959,728	—	—	—	83,175,353
Issuance of shares for stock option exercises	371,259	18,563	1,727,837	—	—	—	1,746,400
Stock-based compensation	—	—	123,492	—	—	—	123,492
Issuance of 234,453 shares for acquisition	234,453	11,723	4,636,698	—	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	—	1,847,438

Balance at December 31, 2002	18,526,014	926,301	129,738,644	14,393,748	(13,885)	—	145,044,808
Net income	—	—	—	13,217,254	—	—	13,217,254
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(5,873)	—	(5,873)

Comprehensive income							13,211,381

Issuance of shares for stock option exercises	1,124,372	56,219	7,460,722	—	—	—	7,516,941
Stock-based compensation	—	—	845,480	—	—	—	845,480
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—	—
Issuance of earn-out shares for acquisition	59,981	2,999	1,717,242	—	—	—	1,720,241
Tax benefit from stock option exercises	—	—	9,786,072	—	—	—	9,786,072

Balance at December 31, 2003	19,712,938	$985,647	$149,644,033	$27,515,001	$(19,758)	$—	$178,124,923

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Business

Advanced Neuromodulation Systems, Inc. (the Company or ANS) designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. ANS revenues are derived primarily from sales throughout the United States, Europe and Australia.

On July 11, 2003, the Company effected a 3 for 2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

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

Reclassification

Certain amounts in the prior years financial statements have been reclassified to conform to the Company’s 2003 presentation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company generates revenues from product sales to end customers, product sales to distributors, and development contracts. The Company recognizes revenue from neuro product sales when the goods are shipped to its customers or distributors, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Certain of the Company’s customers are third-party payors who reimburse fixed amounts for services based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on the Company’s history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. The Company also records, as a reduction in revenue, a provision for estimated sales returns and adjustments on product sales in the same period as the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Payments received in advance of revenue recognition requirements are recorded as deferred revenue on the consolidated balance sheets. In the second quarter of 2003, the Company received a payment of $1,200,000 related to a distribution agreement under which the Company has granted the exclusive rights to market certain of its neuromodulation products in Japan. Of such payment, $1,100,000 was recorded as deferred revenue and is being amortized into revenue over the length of the distribution agreement, which at the date of payment was 9.25 years. At December 31, 2003, the balance of the deferred revenue under this agreement was $1,010,811.

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

Under the Company’s shipping terms, title transfers to the end customer or distributor at the point of shipment. Shipping and handling costs are included in cost of revenue.

Investments

The Company’s investments in marketable and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Income (losses).” The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income. The Company acquires marketable and debt securities having contractual terms less than one year, and as such all of the Company’s marketable and debt securities are classified as short-term marketable investments.

The Company holds minority investments in preferred stock, which are stated at cost given the ownership percentage is less than 10%, and represents a long-term investment in two private companies made for business purposes. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

impairment whenever triggering events occur that may indicate the fair value of the investment is less than the carrying value.

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

Property, Equipment and Fixtures

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

Construction in process represents costs incurred to fund the Company’s new headquarters facility. Depreciation of the facility will begin upon completion of construction.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Under the provision of SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement.

During the first quarter of 2004, the Company performed its annual review for impairment of goodwill as of December 31, 2003 and, based on this review, no impairment was recorded. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill. Had SFAS 142 been effective January 1, 2001, net income and income per share for fiscal 2001 would have been reported as follows:

Reported net income	$1,517,746
Goodwill amortization	556,604

Adjusted net income	$2,074,350

Basic net income per share:
Reported	$.11
Goodwill amortization	.04

Adjusted	$.15

Diluted net income per share:
Reported	$.10
Goodwill amortization	.04

Adjusted	$.14

The Company’s definite-lived intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required. At December 31, 2003, the Company does not believe there has been any impairment of its intangible assets. The cost of purchased intangibles related to acquisitions is amortized on a straight-line basis over the following estimated useful life:

Purchased technology	15 years
Tradenames	15-20 years
Patents	15-17 years
Customer and supplier relations	4-7 years
Non-compete agreements (included in Other assets)	Term of agreement

The cost of certain licensed patents is amortized on a straight-line basis over the estimated useful life (20 years) of such patents. Costs of patents that are the result of internal development are charged to current operations.

The Company expects to record annual amortization expense of approximately $1,999,000 in 2004, $1,950,000 in 2005, $1,947,000 in 2006, $1,874,000 in 2007 and $1,657,000 in 2008 related to its intangible assets as of December 31, 2003.

Warranty Obligations

The Company’s products are generally covered by a one-year warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimated costs to service the Company’s warranty obligations are based on historical experience and expectation of future conditions.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense, included in sales and marketing expense was $108,333, $74,673, and $20,592 at December 31, 2003, 2002 and 2001, respectively.

Deferred Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method, deferred taxes are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of the grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Statement of Income. The Company recorded $845,480, $123,492 and $0 of compensation expense for stock compensation to non-employees in 2003, 2002 and 2001, respectively. The Company has adopted the pro-forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	2003	2002	2001
Net income as reported	$13,217,254	$6,684,458	$1,517,746
Stock-based compensation expense	4,104,009	2,107,799	1,613,378

Pro-forma net income (loss)	$9,113,245	$4,576,659	$(95,632)

Basic shares	19,180,041	16,350,060	13,390,478
Diluted shares	20,589,887	17,837,456	14,875,511
Pro-forma Basic EPS	$.48	$.28	$(.01)

Pro-forma Diluted EPS	$.44	$.26	$(.01)

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For purposes of the pro-forma disclosures above, the weighted average fair value per stock option granted in fiscal 2003, 2002, and 2001 was $11.54, $8.78, and $4.16, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	2.09%	4.50%	4.40%
Average life of options (years)	3.0	3.0	3.0
Volatility	64.9%	67.6%	74.5%
Dividend yield	—	—	—

Earnings Per Share

Basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:

	2003	2002	2001
Weighted-average shares outstanding (basic shares)	19,180,041	16,350,060	13,390,478
Effect of dilutive instruments:(1)
Stock options	1,409,846	1,487,396	1,485,033

Diluted weighted-average shares outstanding	20,589,887	17,837,456	14,875,511

(1) See Note 7 for a description of these instruments.

For 2003, 2002 and 2001 the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 29,781 shares at an average price of $30.63 per share were outstanding in 2003 and options to purchase 37,125 shares at an average price of $13.19 per share were outstanding in 2001, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 2002, all options were included in the computation of diluted earnings per share.

Following is the Company’s computation of basic and diluted income per share for the years ended December 31:

	2003	2002	2001
Basic income per share:
Basic weighted average shares outstanding	19,180,041	16,350,060	13,390,478
Net income	$13,217,254	$6,684,458	$1,517,746
Net income per share	$0.69	$0.41	$0.11

Diluted income per share:
Diluted weighted average shares outstanding	20,589,887	17,837,456	14,875,511
Net income	$13,217,254	$6,684,458	$1,517,746
Net income per share	$0.64	$0.37	$0.10

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity, and consists of net income, unrealized gains or losses on the Company’s available for sale securities, and, for 2001, the effect of the change in fiscal year end of a company acquired (see Note 3).

(3) Business Combinations and Asset Acquisitions

During 2003, the Company completed the following three acquisitions of certain operations of the Company’s existing Neuro distributors:

		Purchase Price
November 1, 2003	State of the Art Medical Products	$4,235,627
September 4, 2003	Comedical, Inc.	1,134,081
March 27, 2003	Sun Medical, Inc.	4,857,192

Total		$10,226,900

These transactions enable the Company to focus sales priorities on the Company’s products, expand sales coverage and invest in customer and market development. The assets and operations acquired are part of the Neuro Products segment. The purchase price of these acquisitions was recorded as follows:

		Weighted
		Average
		Amortization
	Amount	Period
Inventory	$2,013,133	n/a
Customer and supplier relations	2,567,861	6.75 years
Non-compete agreements (included in other assets)	857,861	4.0 years
Equipment	116,614	n/a
Goodwill (tax deductible)	4,671,431	n/a

Total	$10,226,900

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately held developer of medical devices based on proprietary micro-lead technology. Under the terms of the transaction, which was structured as a merger, the Company acquired only MicroNet’s proprietary technology and certain associated tangible assets, which are part of the Neuro Products segment. MicroNet’s operations, other tangible assets, certain liabilities and certain employees became part of a separate, unaffiliated company. ANS assumed no material debt, liabilities, or overhead in the transaction. At closing, the Company paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of ANS common stock valued at $4,648,421. The Company also paid acquisition related costs of $859,460, including an investment-banking fee of $600,000. In addition to the initial purchase price paid at closing, the Company agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approval, and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones has four to six sub-milestones that relate to the delivery of specific products, and are met if and when the Company is able to submit, and when the Company receives regulatory approvals for products that have been adapted for use directly with the Company's devices. The sales milestone will be met if

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and when $5 million in cumulative net sales are generated of MicroNet lead products during the four-year following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earn out payments payable in shares of ANS common stock was $9 million as measured at the closing of the MicroNet transaction. Of this $9 million in additional shares, a fixed number of ANS common shares totaling 134,409 with an aggregate value at closing of $3 million were issued into an escrow account. If and when the product and regulatory milestones are met, a specified and fixed number of ANS common shares will be released from the escrow (which for purchase price accounting will be valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones are achieved, at that time a number of ANS common shares will be issued with an aggregate value of up to $3 million. Finally, if and when $5 million in cumulative net sales are generated of MicroNet lead products during the four years after closing, at that time a number of ANS common shares will be issued with an aggregate value of up to $3 million.

The initial purchase price of the MicroNet acquisition was recorded in 2002 as follows:

	Amount	Amortization Period
Purchased technology	$5,761,558	15 years
Tradenames	138,181	15 years
Non-compete agreements (included in other assets)	108,142	5 years

Total	$6,007,881

As the MicroNet acquisition was effected through a stock-for-stock exchange, and therefore not tax deductible beyond MicroNet’s existing tax basis, the Company recorded a deferred tax liability of $2,651,720 for the identified intangible assets related to the initial purchase price. The recording of the deferred tax liability resulted in additional basis in purchased technology of $1,396,224 and in additional tradenames of $74,410. In addition, the Company acquired MicroNet’s net operating loss carryforward of approximately $3.4 million, which was recorded as a deferred tax asset of $1,181,086 (see Note 6).

In March 2003, two parts of the first major product milestone were satisfied, and 42,519 of ANS common shares were issued (of which 22,401 shares were released from escrow) with a value at the time of issuance and release from escrow of $1,020,059. In October 2003, an additional product milestone was satisfied, and 17,462 shares of ANS common shares were issued (of which 11,197 shares were released from escrow) with a value at the time of issuance and release from escrow of $700,182. The value of ANS common shares issued and released from escrow during 2003 was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, and resulted in the following additions to identifiable intangible assets:

	Amount	Amortization Period
Purchased technology	$1,649,712	15 years
Tradenames	39,565	15 years
Non-compete agreements (included in other assets)	30,964	5 years

Total	$1,720,241

As indicated above, the Company recorded a deferred tax liability for the identified intangible assets related to the additional earn-out consideration issued. The deferred tax liability was allocated in accordance with the original purchase price allocation resulting in an additional $449,190 and $21,305 of purchased technology and tradenames, respectively.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

An important product milestone deadline occurred under the MicroNet acquisition agreement in November 2003, which was not met. The Company is currently in discussions with the former MicroNet shareholders regarding this product milestone. If this product milestone had been achieved by the deadline, the value of the milestone payment at December 31, 2003 was approximately $1,552,684, or 33,894 shares, which would have been allocated to certain identifiable intangible assets in accordance with the original purchase price allocation.

Another important product milestone deadline will occur in May 2004, while other milestones depend on the receipt of regulatory approvals and meeting the aggregate sales milestone referred to above. All milestones must be met by November 2006 or November 2007, depending on the milestone.

On January 1, 2001, the Company acquired the assets (primarily intellectual property consisting of patents) of Implantable Devices Limited Partnership (IDP) and ESOX Technology Holdings, LLC (ESOX), two privately-held companies, for 178,650 shares of the Company’s common stock. Based on the closing price of ANS common stock on December 29, 2000, the value of the stock issued to acquire the assets was $2,426,662. The assets purchased consisted primarily of intellectual property and developed technology, and are part of the Neuro Products segment. The purchase price of these acquisitions was recorded to patents, and is being amortized over a 15-year period.

Also on January 1, 2001, the Company completed the acquisition of Hi-tronics Designs, Inc. (HDI), a privately held contract developer and original equipment manufacturer (O.E.M) of electro-mechanical devices with headquarters in Budd Lake, New Jersey. The Company acquired all of HDI’s outstanding stock through a merger in exchange for 1,657,088 shares of ANS common stock. The transaction was accounted for on a pooling of interest basis and accordingly, prior periods were restated. Prior to the Company’s acquisition of HDI, HDI’s fiscal year ended on November 30. The Consolidated Balance Sheet at December 31, 2000 combined the balance sheet of HDI at November 30, 2000 with the Balance Sheet of the Company at December 31, 2000. Beginning in 2001, the fiscal year-ends were conformed to December 31. As a result, the results of operations of HDI for the one-month period ending December 31, 2000 have been recorded directly to retained earnings in the Consolidated Statement of Stockholders’ Equity for the period ended December 31, 2001 and are not reflected in the Consolidated Statements of Income. Summary operating results of HDI for this one-month period ending December 31, 2000, were as follows:

Net revenue	$119,481
Loss before income tax benefit	(591,600)
Net loss	(347,679)

For the one-month period ended December 31, 2000, cash flows for HDI were as follows:

Net cash used by operating activities	$(647,210)
Net cash used by investing activities	(14,516)
Net cash used by financing activities	(10,718)

Net decrease in cash	$(672,444)

The results of operations for the acquisitions above have been included in the Company’s consolidated Statements of Income after the date of the acquisition, with the exception of the HDI acquisition accounted for as a pooling of interest, for which prior periods have been restated.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(4) Marketable Securities

The following is a summary of the Company’s marketable and debt securities classified as available-for-sale securities at December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Freddie Mac notes	$256,250	$—	$6,562	$249,688
Investment grade municipal bonds	3,240,396	6,510	30,318	3,216,588
7-day and 35-day AAA municipal bond floaters	82,747,134	431	—	82,747,565

	$86,243,780	$6,941	$36,880	$86,213,841

Estimated fair value for the investment grade municipal bonds, 7-day and 35-day municipal bond floaters and Freddie Mac notes is provided by the brokerage firms holding such bonds and notes at each reporting period by utilizing a standard pricing service.

At December 31, 2003, no individual security represented more than 7.5% of the total portfolio or 3.25% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2003.

The following is a summary of the Company’s marketable and debt securities classified as available-for-sale securities at December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Freddie Mac and Federal Home Loan Bank notes	$770,814	$—	$15,474	$755,340
Investment grade municipal bonds	2,222,170	5,349	10,915	2,216,604
7-day and 35-day AAA municipal bond floaters	82,825,000	—	—	82,825,000

	$85,817,984	$5,349	$26,389	$85,796,944

At December 31, 2002, no individual security represented more than 6.5% of the total portfolio or 3.5% of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2002.

(5) Minority Investments in Preferred Stock

In January 2003, the Company invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spinal Technologies, Inc., a privately held start-up company that develops spine technologies, products and services through intellectual property development and contract research. This investment is accounted for under the cost method of accounting due to the Company’s minimal ownership percentage. The Company periodically reviews the valuation of this investment using available financial information from Innovative Spine Technologies, Inc. As of December 31, 2003, there were no indicators that the fair value of the investment is less than the carrying value.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(6) Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$1,504,601	$1,181,086
Accrued expenses and reserves	411,853	692,576
Inventory	456,449	236,615
Deferred revenue	480,978	122,680
Marketable securities	10,178	8,303
Stock-based compensation	353,990	46,309
Other	311,871	95,500

Total deferred tax assets	3,529,920	2,383,069

Deferred tax liabilities:
Purchased intangible assets	(4,224,642)	(4,464,083)
Equipment and fixtures	(1,271,305)	(528,308)

Total deferred tax liabilities	(5,495,947)	(4,992,391)

Net deferred tax liabilities	$(1,966,027)	$(2,609,322)

As of December 31, 2003, the Company had a net operating loss carry forward of approximately $4.3 million which expires in years through 2021. Of the $4.3 million net operating loss carry forward approximately $3.4 million was acquired by the Company in connection with the MicroNet acquisition and its utilization in any future year may be subject to a limitation under Section 382 of the Internal Revenue Code or other provisions which may limit the use of the net operating loss carry forward in any tax year.

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2003	2002	2001
Current	$7,749,925	$2,841,524	$1,747,285
Deferred	(588,421)	645,134	(481,819)

	$7,161,504	$3,486,658	$1,265,466

A reconciliation of the provision for income taxes to the expense calculated at the U.S. statutory rate follows:

	2003	2002	2001
Income tax expense at statutory rate	$7,132,565	$3,458,179	$946,292
Tax effect of:
State taxes	511,812	275,481	42,959
Nondeductible amortization of goodwill	—	—	189,245
Tax-exempt interest	(326,340)	(291,745)	—
Other	(156,533)	44,743	86,970

Income tax expense	$7,161,504	$3,486,658	$1,265,466

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(7) Stockholders’ Equity

The Company has a Shareholder’s Rights Plan, adopted in 1996 and amended in 2002, which permits shareholders to purchase shares of the Company’s common stock at significant discounts in the event a person or group acquires more than 15% of the Company’s common stock or announces a tender or exchange offer for more than 20% of the Company’s common stock.

At December 31, 2000, the Company had 178,650 treasury shares. These shares were reissued on January 2, 2001 in connection with the acquisition of IDP and ESOX (see Note 3).

The Company issued 4,312,500 shares of common stock during May 2002 in an underwritten public offering. The Company received net proceeds from the offering of approximately $83.2 million.

The Company has various stock option plans (the Plans) pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. In accordance with the Plans, on January 1 of each year the aggregate number of shares of common stock reserved for options under the Plans is increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 2003 and 2004, options to purchase 1,374,353 shares and 331,859 shares of common stock, respectively, were added to the Plans.

Several of the Plans allow for the grant of incentive stock options to key employees and officers intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986. Under all of the Company’s Plans, the exercise price of options granted must equal or exceed the fair market value of the common stock at the time of the grant. Options granted to employees and officers expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Options granted to directors and advisory directors expire six years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. Certain options, however, have an eighteen-month, two-year, three-year, four year or five year vesting schedule.

At December 31, 2003, under all of the Company’s Plans, 3,290,265 shares had been granted and were outstanding, 4,852,623 shares of common stock had been issued upon exercise, and 44,562 shares were reserved for future grants.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Data with respect to stock option plans of the Company are as follows:

Options Outstanding			Exercisable Options
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
January 1, 2001	2,196,956	$5.39	911,496	$3.49
Granted	620,250	$8.34
Exercised	(283,214)	$3.72
Forfeited	(30,230)	$5.80

January 1, 2002	2,503,762	$6.29	1,125,323	$4.41
Granted	925,500	$18.36
Exercised	(371,259)	$4.87
Forfeited	(18,375)	$11.46

January 1, 2003	3,039,628	$10.11	1,304,607	$5.77
Granted	1,406,125	$26.20
Exercised	(1,124,372)	$6.72
Forfeited	(31,116)	$18.05

December 31, 2003	3,290,265	$18.08	821,285	$9.07

				Exercisable Options at
Options Outstanding at December 31, 2003				December 31, 2003
		Weighted
		Average	Weighted		Weighted
Range of		Remaining Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$3.33-4.42	262,827	4.09	$3.97	262,827	$3.97
$5.02-7.42	404,398	6.79	$6.94	148,742	$6.68
$8.17-10.67	317,770	5.50	$9.46	194,851	$9.37
$12.67-16.61	340,381	7.58	$15.20	114,841	$14.61
$19.00-23.42	1,442,264	8.41	$21.33	99,274	$19.07
$25.17-37.17	480,875	9.10	$31.31	750	$25.87
$38.00-42.58	41,750	9.83	$39.31	—	$—

	3,290,265	7.62	$18.08	821,285	$9.07

(8) Commitments and Contingencies

The Company leases offices, manufacturing and research facilities, as well as office equipment under operating leases. Future minimum rental payments related to these operating leases at December 31, 2003 are as follows:

		Office
	Facility Leases	Equipment	Total
2004	$809,514	$4,823	$814,337
2005	259,489	—	259,489
2006	21,907	—	21,907
2007 and thereafter	—	—	—

	$1,090,910	$4,823	$1,095,733

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total rent expense for offices, manufacturing and research facilities, and office equipment for the years ended December 31, 2003, 2002 and 2001 was $1,190,319, $1,063,097 and $858,761, respectively.

In connection with the construction of a new corporate headquarters and manufacturing facility of 143,000 square feet located in Plano, Texas, the Company entered into various agreements in 2003 for architectural and construction services. The total amount of the agreements at inception totaled approximately $15 million. At December 31, 2003, the remaining commitment under these agreements was approximately $6.1 million. The construction on the new facility commenced in April 2003 and the Company anticipates moving its operations to the new facility before its currently leased facilities in Plano, Texas expire in August 2004.

The Company is a party to product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. The Company seeks to maintain appropriate levels of product liability insurance with coverage comparable to that maintained by companies similar in size and serving similar markets. While historically product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability for the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate, and there can be no assurance that the Company’s neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

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

(9) Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company’s accounts receivable from its Neuro Products segment are due primarily from hospitals, insurance companies and Medicare. Internationally, the Company’s accounts receivable from its Neuro Products segment are due primarily from distributors located in Europe and Australia. For the HDI O.E.M segment, all of the accounts receivable are due from privately held and publicly traded medical device companies based in the United States. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management’s expectations.

In 2003, the Company had no customer with net sales greater than 10% of net revenue for its Neuro Products segment as a result of the March 2003 acquisition of the pain management business of Sun Medical, Inc. (Sun Medical), the Company’s largest distributor. Net sales of implantable neurostimulation systems to

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

one major customer, Sun Medical for each of the years ended December 31, as a percentage of net revenue from the Neuro Products segment, were as follows: 2002- 14% and 2001- 15%.

Net sales of HDI O.E.M. products and services to two major customers for the year ended December 31, 2003, as a percentage of net revenue from the HDI O.E.M. segment were 76% and 13%, respectively. Net sales of HDI O.E.M. products and services to two major customers for the year ended December 31, 2002, as a percentage of net revenue from the HDI O.E.M. segment were 63% and 26%, respectively. Net sales of HDI O.E.M products and services to three major customers for the year ended December 31, 2001, as a percentage of net revenue from the HDI O.E.M. segment were 60%, 17% and 11%, respectively.

Foreign sales, primarily Europe and Australia, for the years ended December 31, 2003, 2002 and 2001 were approximately 7%, 8% and 10% of net revenue from the Neuro Products segment, respectively. The HDI O.E.M. segment had no foreign sales for the years ended December 31, 2003, 2002 and 2001, respectively.

(10) Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the Plan) available to substantially all employees of its Neuro Products segment. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants’ contributions to a maximum of 6% of the participants’ compensation. The Company also has a defined contribution retirement savings plan (the HDI Plan) available to substantially all employees of HDI. The HDI Plan permits employees to elect salary deferral contributions of up to 15% of their eligible compensation, subject to statutory limitations, and requires the Company to make matching contributions equal to 100% of the participants’ contributions to a maximum of 5% of the participants’ eligible compensation. The Board of Directors may change the percentage of matching contribution under either of the plans at their discretion. The expense of the Company’s contribution for the years ended December 31 was $475,012 in 2003, $346,125 in 2002 and $305,091 in 2001.

(11) Accrued Tax Abatement Liability

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion exercised its option to acquire the facility. When the facility was built in 1993, the Company entered a ten-year agreement with the City of Allen granting tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. Atrion met the minimum requirements under the agreement through 2003, and as such the Company was absolved from any liability. Accordingly, the Company reversed the accrual of $969,204 in September 2003 to other income in the Consolidated Statements of Income.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Segment data as of and for the year ended December 31, 2003 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$80,000,647	$11,081,322	$—	$91,081,969
Intersegment revenues	$—	$8,054,406	$(8,054,406)	$—
Segment income from operations	$16,406,245	$2,002,349	$—	$18,408,594
Segment assets	$191,842,645	$11,133,803	$(8,170,161)	$194,806,287

Segment data as of and for the year ended December 31, 2002 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$46,712,158	$10,659,855	$—	$57,372,013
Intersegment revenues	$—	$5,663,216	$(5,663,216)	$—
Segment income from operations	$7,013,895	$2,234,312	$—	$9,248,207
Segment assets	$154,451,136	$8,982,629	$(5,089,638)	$158,344,127

Segment data as of and for the year ended December 31, 2001 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$27,460,618	$10,455,817	$—	$37,916,435
Intersegment revenues	$—	$2,862,652	$(2,862,652)	$—
Segment income from operations	$1,040,036	$1,768,871	$—	$2,808,907
Segment assets	$51,246,012	$6,847,014	$(2,227,941)	$55,865,085

(13) Subsequent Event

In March 2004, the Company agreed to acquire microHelix, Inc.’s (microHelix) cable and wire division, which is operated out of Portland, Oregon, for approximately $2 million in cash and assumed liabilities. The transaction is subject to customary terms and conditions, including shareholder approval by microHelix shareholders. The acquisition is expected to close in April 2004. The acquisition of microHelix represents a vertical integration of a component supplier to the Company and other third parties, and provides the Company with additional research and development resources and intellectual property for the design and development of existing and new products.

Appendix B

Schedule II — Valuation and Qualifying Accounts

Forming a Part of the Annual Report

Form 10-K

Item 14

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Schedule II — Valuation and Qualifying Accounts
Advanced Neuromodulation Systems, Inc. and Subsidiaries
December 31, 2003

	Balance at		Charged to
	Beginning of	Charged to	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year
Year ended December 31, 2003:
Allowance for doubtful accounts	$295,391	$199,503	$—	$47,437	$447,457
Year ended December 31, 2002:
Allowance for doubtful accounts	$124,111	$186,336	$—	$15,056	$295,391
Year ended December 31, 2001:
Allowance for doubtful accounts	$213,249	$10,000	$—	$99,138	$124,111

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$19,670,591	$22,324,461	$23,418,505	$25,668,412
Gross profit	12,788,900	15,273,182	17,034,060	18,850,507
Income from operations	3,815,709	4,273,899	5,165,514	5,153,472
Income from operations before income taxes (1)	4,097,364	4,568,371	6,334,961	5,378,062
Net income	$2,619,814	$2,923,115	$3,952,852	$3,721,473

Basic income per share	$0.14	$0.15	$0.20	$0.19

Diluted income per share	$0.13	$0.14	$0.19	$0.18

(1) Q3 2003 includes other income of $969,204 from the reversal of an accrued tax abatement liability.

2002	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$11,472,646	$13,423,371	$14,327,505	$18,148,491
Gross profit	6,958,486	8,359,944	9,474,096	11,920,689
Income from operations	1,239,225	2,084,679	2,532,874	3,391,429
Income from operations before income taxes	1,308,425	2,227,928	2,905,351	3,729,412
Net income	$836,976	$1,448,441	$1,942,303	$2,456,738

Basic income per share	$.06	$.10	$.11	$.13

Diluted income per share	$.05	$.09	$.10	$.12

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of November 30, 2000, by and among Advanced Neuromodulation Systems, Inc., ANS Acquisition Corp. and Hi-tronics Designs, Inc. (10)
2.2	Agreement and Plan of Merger, dated as of November 4, 2002, by and among Advanced Neuromodulation Systems, Inc., MicroNet Acquisition, Inc. and MicroNet Medical, Inc. (14)
3.1	Articles of Incorporation, as amended and restated(11)
3.2	Bylaws(11)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent(5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (12)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan(2)
10.2	Form of 1979 Employees Stock Option Agreement(3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended)(2)
10.4	Form of Directors Stock Option Agreement(1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan(4)
10.7	Form of 1995 Employee Stock Option Agreement(4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan(7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan(9)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc.(6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc.(6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc.(13)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc.(13)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees(1)
10.17	Lease Agreement dated as of February 4, 1999, between Advanced Neuromodulation Systems, Inc. and Legacy Lincoln I, LTD. (8)
10.18	Second Amendment to Lease Agreement dated as of September 1, 2002, between Advanced Neuromodulation Systems, Inc. and Plano R&D Associates, LTD. (15)
10.19	Escrow Agreement dated November 25, 2002, among Advanced Neuromodulation Systems, Inc., Thomas E. Brust and Computershare Trust Company (16)
10.20	Sublease Agreement dated as of June 18, 2003, between Advanced Neuromodulation Systems, Inc. and Integrated Device Technology, Inc. (17)
10.21	Fixed Price Contract dated as of December 17, 2003, between Advanced Neuromodulation Systems, Inc. and Trane, a Division of American Standard, Inc. (17)
10.22	Fixed Price Contract dated as of December 10, 2003, between Advanced Neuromodulation Systems, Inc. and Dallas Security Systems, Inc. (17)
10.23	Standard Form of Agreement Between Owner and Contractor dated as of April 30, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Co., Inc. (17)
10.24	Standard Form of Agreement Between Owner and Architect dated as of January 15, 2003, between Advanced Neuromodulation Systems, Inc. and Good Fulton & Farrell Architects (17)
10.25	Standard Form of Agreement Between Owner and Construction Manager dated as of October 15, 2002, between Advanced Neuromodulation Systems, Inc. and Koll Development Company (17)

Exhibit
Number	Description
10.26	Change Order dated as of August 27,2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
10.27	Abbreviated Standard Form of Agreement Between Owner and Contractor for Construction Projects of a Limited Scope dated as of June 25, 2003, between Advanced Neuromodulation Systems, Inc. and Performance Contracting, Inc. (17)
10.28	Change Order dated as of December 15, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
10.29	Change Order dated as of February 20, 2004, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (17)
14.1	Code of Ethics (17)
21.1	Subsidiaries (17)
23.1	Consent of Independent Auditors (17)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(17)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.
(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.
(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.
(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.
(8)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.
(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 9, 2001, and incorporated herein by reference. Upon request, the Company will furnish a copy of any omitted schedule to the Commission.
(11)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.
(12)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.
(13)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.
(14)	Filed as an Exhibit to the report of the Company on Form 8-K dated November 26, 2002, and incorporated herein by reference.
(15)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
(16)	Filed as an Exhibit to the report of the Company on Form 10-K/A for the year ended December 31, 2002, and incorporated herein by reference.
(17)	Filed herewith.
(18)	Furnished herewith.