Form 10-Q
period 2004-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2004-05-10
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ✓ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	April 30, 2004

Common stock, $.05 Par Value	20,083,355

Advanced Neuromodulation Systems, Inc. and Subsidiaries

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$79,750,480	$8,588,281
Marketable securities	13,250,876	86,213,841
Receivables:
Trade accounts, less allowances of $459,340 in 2004 and $447,457 in 2003	18,706,313	17,892,416
Interest and other	293,010	259,687

Total receivables	18,999,323	18,152,103

Inventories:
Raw materials	8,466,136	10,766,127
Work-in-process	6,322,038	3,569,111
Finished goods	8,200,642	7,777,921

Total inventories	22,988,816	22,113,159

Deferred income taxes	2,160,650	1,423,228
Income taxes receivable	1,303,359	1,324,001
Prepaid expenses and other current assets	1,369,892	1,007,244

Total current assets	139,823,396	138,821,857

Property, equipment and fixtures:
Land	3,191,427	3,191,427
New facility construction in progress	11,756,868	8,825,730
Furniture and fixtures	4,762,618	4,429,672
Machinery and equipment	16,024,872	13,944,120
Leasehold improvements	1,826,191	1,822,152

	37,561,976	32,213,101
Less accumulated depreciation and amortization	12,046,536	11,063,091

Net property, plant and equipment	25,515,440	21,150,010

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $1,958,712 in 2004 and $1,848,354 in 2003	5,787,324	5,814,974
Purchased technology, net of accumulated amortization of $3,146,648 in 2004 and $2,910,895 in 2003	11,216,328	10,319,679
Tradenames, net of accumulated amortization of $1,148,783 in 2004 and $1,110,458 in 2003	1,837,532	1,800,572
Customer and supplier relations, net of accumulated amortization of $297,867 in 2004 and $194,303 in 2003	2,269,994	2,373,558
Other assets, net of accumulated amortization of $895,750 in 2004 and $803,797 in 2003	1,297,138	1,342,969

	$200,929,820	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
March 31, 2004 (Unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,710,924	$5,717,222
Accrued salary and employee benefit costs	1,456,927	4,045,361
Accrued commissions	1,305,312	1,424,471
Deferred revenue	346,645	503,093
Warranty reserve	252,989	294,290
Other accrued expenses	361,540	400,159

Total current liabilities	7,434,337	12,384,596

Deferred income taxes	3,761,828	3,389,255
Non-current deferred revenue	862,162	907,513
Commitments and contingencies
Stockholders’ equity:
Common stock $.05 par value
Authorized 25,000,000 shares;
Issued - 20,005,562 shares in 2004 and 19,712,938 in 2003	1,000,278	985,647
Additional capital	156,396,105	149,644,033
Retained earnings	31,483,592	27,515,001
Accumulated other comprehensive income (loss), net of tax benefit of $10,923 in 2004 and $10,181 in 2003	(8,482)	(19,758)

Total stockholders’ equity	188,871,493	178,124,923

	$200,929,820	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Net revenue	$26,632,863	$19,670,591
Cost of revenue	6,965,532	6,881,691

Gross profit	19,667,331	12,788,900

Operating expenses:
Sales and marketing	8,564,046	5,159,908
Research and development	2,314,950	1,692,431
General and administrative	2,316,740	1,765,918
Amortization of other intangibles	574,874	354,934

	13,770,610	8,973,191

Income from operations	5,896,721	3,815,709

Other income (expense):
Foreign currency transaction loss	(29,347)	—
Investment and other income	251,329	281,655

	221,982	281,655

Income before income taxes	6,118,703	4,097,364
Income taxes	2,150,112	1,477,550

Net income	$3,968,591	$2,619,814

Net income per share:
Basic	$.20	$.14

Diluted	$.19	$.13

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,968,591	$2,619,814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,563,398	983,827
Deferred income taxes	(770,714)	(33,292)
Stock-based compensation	(19,398)	42,372
Gain on sale of assets and marketable securities	(1,068)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(847,220)	(2,134,809)
Inventories	(875,657)	(1,251,270)
Income taxes receivable	20,642	—
Prepaid expenses and other current assets	(362,648)	(972,674)
Income taxes payable	—	(822,228)
Tax benefit from stock option exercises	2,885,538	2,102,907
Accounts payable	(2,006,298)	251,666
Accrued expenses	(2,787,513)	(1,770,794)
Deferred revenue	(201,799)	(60,172)

Total adjustments	(3,402,737)	(3,664,467)

Net cash provided by (used in) operating activities	565,854	(1,044,653)

Cash flows from investing activities:
Purchases of marketable securities	(24,609,473)	(146,483,218)
Proceeds from sales of marketable securities	97,572,066	146,393,497
New facility construction in progress	(2,931,138)	—
Acquisition of certain operations of distributor	—	(3,900,000)
Minority equity investments in preferred stock	—	(1,132,000)
Additions to property, equipment, fixtures and intangible assets	(2,580,878)	(838,618)

Net cash provided by (used in) investing activities	67,450,577	(5,960,339)

Cash flows from financing activities:
Exercise of stock options	3,133,052	992,723

Net cash provided by financing activities	3,133,052	992,723

Net increase (decrease) in cash and cash equivalents	71,149,483	(6,012,269)
Effect of exchange rates on cash and cash equivalents	12,716	—
Cash and cash equivalents at beginning of year	8,588,281	10,972,974

Cash and cash equivalents at March 31	$79,750,480	$4,960,705

Supplemental cash flow information is presented below:
Income taxes paid (net of refunds)	$96,524	$1,073,709

Interest paid	$—	$—

Non-cash activity:
Stock issued for intangible assets	$767,511	$1,020,059

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2003 and the Three Months Ended March 31, 2004 (Unaudited)

					Accumulated
	Common Stock				Other	Total
			Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2002 (restated for 3 for 2 stock split)	18,526,014	$926,301	$129,738,644	$14,393,748	$(13,885)	$145,044,808
Net income	—	—	—	13,217,254	—	13,217,254
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(5,873)	(5,873)

Comprehensive income						13,211,381

Issuance of shares for stock option exercises	1,124,372	56,219	7,460,722	—	—	7,516,941
Stock-based compensation	—	—	845,480	—	—	845,480
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—
Issuance of earn-out shares for acquisition	59,981	2,999	1,717,242	—	—	1,720,241
Tax benefit from stock option exercises	—	—	9,786,072	—	—	9,786,072

Balance at December 31, 2003	19,712,938	985,647	149,644,033	27,515,001	(19,758)	178,124,923
Net income	—	—	—	3,968,591	—	3,968,591
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(1,440)	(1,440)
Foreign currency translation adjustment	—	—	—	—	12,716	12,716

Comprehensive income						3,979,867

Issuance of shares for stock option exercises	275,919	13,796	3,119,256	—	—	3,133,052
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	767,511
Stock-based compensation	—	—	(19,398)	—	—	(19,398)
Tax benefit from stock option exercises	—	—	2,885,538	—	—	2,885,538

Balance at March 31, 2004	20,005,562	$1,000,278	$156,396,105	$31,483,592	$(8,482)	$188,871,493

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

Advanced Neuromodulation Systems, Inc. (the Company or ANS) designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. We also provide contract development and custom manufacturing for other medical device companies through our Hi-tronics Designs, Inc. (HDI) subsidiary. ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI revenues are derived within the United States.

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

In addition, ANS neuromodulation products are purchased primarily by hospitals and other users who then bill various third party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payors reimburse fixed amounts for services based on a specific diagnosis. The impact of changes in third party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

In January 2004, the Company began operations in Germany through its wholly-owned subsidiary, ANS GmbH. Previously the Company utilized a distributor in Germany, and this relationship was terminated in January 2004 at no cost to the Company. Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. The foreign subsidiaries’ financial position and results of operations are measured using the local currency as the functional currency. Transaction gains and losses are recorded in the Condensed Consolidated Statement of Income for transactions denominated in a currency other than the functional currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

(2)	Condensed Financial Statements

The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. The preparation of financial statements in conformity with generally accepted

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2004 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Acquisitions

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. In addition to the initial purchase price paid at closing, the Company agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approvals, and sales milestones are met.

In January 2004, MicroNet satisfied a product milestone relating to the development of a four-electrode lead, and the Company issued 16,705 shares of ANS common stock to the former MicroNet shareholders (of which 11,202 were released from escrow) with a value at the time of issuance and release from escrow of $767,511. The value of ANS common stock issued and released from escrow was allocated to certain identifiable intangible assets in accordance with the original purchase price, and resulted in the following additions to identifiable intangible assets:

	Amount	Amortization Period
Purchased technology	$736,043	15 years
Tradenames	17,653	15 years
Non-compete agreements (included in other assets)	13,815	5 years

Total	$767,511

As the MicroNet acquisition was effected through a stock-for-stock exchange, and therefore not tax deductible beyond MicroNet’s existing tax basis, the Company recorded a deferred tax liability of $405,865 for the identified intangible assets related to the January 2004 earn-out consideration. The recording of the deferred tax liability resulted in additional basis in purchased technology of $396,359 and in additional tradenames of $9,506.

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

held in escrow will be returned to the Company. The former MicroNet shareholders may still earn additional ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006, however. As a result of the May 2004 agreement, the Company reviewed the previously recorded identifiable intangible assets associated with the MicroNet acquisition and has concluded there is no impairment of these intangible assets.

(4)	Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statement of Income. The Company recorded $(19,398) and $42,372 of compensation expense to non-employees in the three months ended March 31, 2004 and 2003, respectively. The Company has adopted the pro forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income as reported	$3,968,591	$2,619,814
Stock-based compensation	1,166,307	946,977

Pro forma net income	$2,802,284	$1,672,837

Basic shares	19,928,946	18,618,911
Diluted shares	21,187,163	19,992,147

Pro forma Basic EPS	$.14	$.09

Pro forma Diluted EPS	$.13	$.08

(5)	Commitments and Contingencies

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys fees and costs.

The Company is a party to certain product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. The Company seeks to maintain appropriate levels of product liability insurance with coverage comparable to that maintained by companies similar in size and serving similar markets. While historically, product liability claims for ANS neurostimulation devices have not resulted in significant monetary liability to the Company beyond its insurance coverage, there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate, and there can be no assurance that the Company’s neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

Except for the matters described above, and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

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

The Company recorded income tax expense during the three months ended March 31, 2004 and 2003, of $2,150,112 and $1,477,550, respectively, representing overall effective tax rates of 35.14% in 2004 and 36.06% in 2003. The decreased effective tax rate in 2004 is primarily due to a research and development tax credit. The effective tax rates in 2004 and 2003 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income earned on our cash, cash equivalents, and marketable securities and, in 2004, the research and development tax credit.

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

	Three Months Ended
	March 31,
	2004	2003
Weighted-average shares outstanding (basic shares)	19,928,946	18,618,911
Effect of dilutive stock options	1,258,217	1,373,236

Diluted weighted-average shares outstanding	21,187,163	19,992,147

For the three months ended March 31, 2004 and 2003, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 2,000 shares at an exercise price of $45.91 per share were outstanding for the three months ended March 31, 2004 and options to purchase 42,000 shares at an average exercise price of $27.21 per share were outstanding for the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(8)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity, and consists of net income, unrealized gains or losses on the Company’s available for sale securities, and foreign currency translation adjustments. Comprehensive income for 2003 and for the three months ended March 31, 2004 is reported in the Condensed Consolidated Statements of Stockholders’ Equity.

Comprehensive income (loss) for the three months ended March 31, 2003 is as follows:

Three Months Ended
March 31, 2003
Net income	$2,619,814
Adjustment to unrealized losses on marketable securities, net of tax	(11,349)

Comprehensive income	$2,608,465

(9)	Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The HDI O.E.M. segment provides contract development and O.E.M.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

manufacturing of electro-mechanical devices. Intersegment revenue from HDI is billed at cost with no intercompany mark-up.

Segment data for the three months ended March 31, 2004 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$24,227,684	$2,405,179	$—	$26,632,863
Intersegment revenues	$—	$1,682,578	$(1,682,578)	$—
Segment income from operations	$5,477,813	$418,908	$—	$5,896,721

Segment data for the three months ended March 31, 2003 is as follows:

	Neuro	HDI	Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$16,627,446	$3,043,145	$—	$19,670,591
Intersegment revenues	$—	$1,431,732	$(1,431,732)	$—
Segment income from operations	$3,451,248	$364,461	$—	$3,815,709

(10)	Subsequent Events

On April 1, 2004, the Company acquired certain assets of its exclusive distributor of Neuro Products for Australia and New Zealand, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia. Two sales professionals from MedTel joined the Company’s sales force and additional direct sales personnel will be hired as needed. MedTel purchased approximately $1.0 million of our Neuro Products in 2003. The purchase price of the assets was $500,000 plus the value of the inventory, which is estimated at approximately $500,000. The assets and operations acquired are part of the Neuro Products segment.

On April 21, 2004, the Company acquired the assets of the Cable and Wire Division from microHelix, Inc. (microHelix), which is operated out of Portland, Oregon for approximately $2 million in cash and assumed liabilities of approximately $125,000. microHelix previously supplied coated fine wire, antennas, and certain other products to ANS and its wholly-owned subsidiary, Hi-Tronics Designs, Inc. The acquisition represents a vertical integration of a component supplier and provides the Company with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Approximately 33 personnel from microHelix joined the Company upon consummation of the transaction. The assets and operations acquired are part of the HDI O.E.M. segment.

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

Recent Developments

On November 26, 2002, we completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. In addition to the initial purchase price paid at closing, we agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approvals, and sales milestones are met.

In January 2004, MicroNet satisfied a product milestone and 16,705 shares of our common stock were issued to the former MicroNet shareholders (of which 11,202 were released from escrow) with a value at the time of issuance and release from escrow of $767,511. The value of ANS common stock issued and released from escrow was allocated to certain identifiable intangible assets in accordance with the original purchase price, and resulted in the following additions to identifiable intangible assets: purchased technology-$736,043, tradenames-$17,653 and non-compete agreements-$13,815. In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow will be returned to the Company. The former MicroNet shareholders may still earn additional ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006, however.

On April 1, 2004, we acquired certain assets of our exclusive distributor of Neuro Products for Australia and New Zealand, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia. Two sales professionals from MedTel joined our sales force and additional direct sales personnel will be hired as needed. MedTel purchased approximately $1.0 million of our Neuro Products in 2003. The purchase price of the assets was $500,000 in cash plus the value of the inventory, which is estimated at approximately $500,000. The assets and operations acquired are part of the Neuro Products segment.

On April 21, 2004, we acquired the assets of the Cable and Wire Division from microHelix, Inc. (microHelix), which is operated out of Portland, Oregon for approximately $2 million in cash and assumed liabilities of approximately $125,000. microHelix previously supplied coated fine wire, antennas, and certain other products to us and our wholly-owned subsidiary, Hi-Tronics Designs, Inc. The acquisition represents a vertical integration of a component supplier and provides us with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Approximately 33 personnel from microHelix joined us upon consummation of the transaction. The assets and operations acquired are part of the HDI O.E.M. segment.

On April 21, 2004, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division, asserting, among other things, that Advanced Bionics Corporation is infringing a patent we own and has misappropriated certain of our trade secrets. See Part II, Item 1.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to third-party reimbursement rates, bad debts, inventories, intangible assets, and contingencies and litigation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its condensed consolidated financial statements.

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

Stock Compensation

See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — an Amendment of FASB Statement No. 123” to our stock compensation programs.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

Results for the first quarter of 2004 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. We believe these systems will generate most of our revenue growth during the remainder of 2004. References below to “2003” and “2004” are to the first quarter of each of such years, unless otherwise specified.

Net revenue. Net revenue increased $6.96 million, or 35.4%, in 2004 from 2003 due to increased sales of our neuromodulation products which increased 45.7% to a record $24.23 million in 2004 from $16.63 million in 2003, primarily due to increased sales of our Genesis family of IPG systems. Revenue from our Renew RF system grew modestly during 2004 compared to 2003. Net revenue of our HDI O.E.M. business, as planned, decreased to $2.41 million in 2004 from $3.04 million in 2003 primarily due to lower volume of O.E.M. product sales. We continue to use more of HDI’s manufacturing and development capabilities for our own increasing needs, and accordingly, HDI O.E.M. revenues may flatten or decline during fiscal 2004 compared to fiscal 2003.

Gross profit. Gross profit increased $6.88 million, or 53.78%, in 2004 from 2003 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 73.85% in 2004, compared to 65.02% in 2003, due to higher sales of our neuromodulation products, which contribute higher margins than HDI O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes. In March, September and November 2003, we completed three separate acquisitions of certain operations of our remaining U.S. distributors and transitioned to a direct sales model in those associated territories. This had the effect of improving gross margins in 2004 due to direct sales of product versus sales to distributors at reduced pricing. Correspondingly, sales and marketing expense increased as we added direct salespeople.

Operating expenses. Total operating expenses increased $4.80 million, or 53.46%, and increased as a percentage of revenue to 51.71% in 2004 from 45.62% in 2003, primarily due to increased investments in our sales and marketing capabilities. During the fourth quarter of 2003 and the first quarter of 2004, we added a total of 41 personnel in our sales efforts including sales reps, regional sales managers and clinical specialists. We expect to leverage this investment in the next few quarters as our new sales personnel ramp up productivity this year.

In 2004, we slightly increased as a percentage of revenue our investments in research and development. Amortization expense from intangibles also increased slightly as a percentage of revenue in 2004 due to intangible assets we acquired in our various acquisitions during 2003. We continued to leverage our general and administrative expense in 2004 compared to 2003.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 32.16% in 2004 from 26.23% in 2003, and the expense increased in absolute dollars by $3.4 million principally due to higher salary and benefit expense from annual salary increases and staffing additions in reimbursement, direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, and higher travel expense due to increased direct sales activities. As noted above, part of the increase in sales and marketing expense is attributable to the addition of direct salespeople as a result of the three acquisitions of certain operations of our remaining U.S. distributors completed in 2003.

Research and development. Research and development expense, as a percentage of net revenue, increased slightly to 8.69% in 2004 from 8.60% in 2003, and the expense increased in absolute dollars by $623,000 principally due to higher salary and benefit expense from staffing additions and annual salary increases. Our development efforts continue to focus on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation system for deep brain stimulation and next generation drug pumps. We have budgeted $12 million in research and development expense in fiscal 2004.

General and administrative. General and administrative expense, as a percentage of net revenue, decreased to 8.70% in 2004 from 8.98% in 2003, while the expense increased in absolute dollars by $551,000 principally due to higher salary and benefit expense from annual salary increases and staffing additions and higher recruiting fee expense.

Amortization of intangibles. Amortization expense of intangibles increased 61.97% in 2004 from 2003, or $220,000, due to additional expense for intangible assets we acquired from our three remaining U.S. distributors during 2003, and additional intangible assets from earn-out consideration as milestones were met pursuant to the MicroNet acquisition agreement.

Other income. Other income decreased by $59,700 during 2004 compared to 2003 principally due to lower yields on invested funds and an expense in 2004 of $29,300 associated with foreign currency transactions as we began operations of our German subsidiary, ANS GmbH.

Income tax expense. Income tax expense increased $673,000 during 2004 from 2003 as a result of increased income before taxes. Our tax rate in 2004 was 35.14% compared to 36.06% in 2003. Our decreased effective tax rate is primarily due to a research and development tax credit. The effective tax rates reflect a provision for state taxes, offset by tax-exempt interest income earned on our cash and cash equivalents, and marketable securities and, in 2004, a research and development tax credit.

Net income. Net income increased $1.35 million, or 51.5%, in 2004 from 2003 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems and increased gross margin. Net income per diluted share increased to $.19 in 2004 from $.13 in 2003.

Liquidity and Capital Resources

At March 31, 2004, our working capital increased to $132.39 million from $126.44 million at year-end 2003. The ratio of current assets to current liabilities was 18.81:1 at March 31, 2004, compared to 11.21:1 at December 31, 2003. Cash, cash equivalents, and marketable securities totaled $93.00 million at March 31, 2004 compared to $94.80 million at December 31, 2003, a decrease of $1.80 million principally due to $4.79 million used to reduce current liabilities and $2.93 million used to finance interim construction costs of our new corporate headquarters facility.

We have increased our investment in inventories from year-end 2003 by $876,000 in anticipation of our move to our new corporate headquarters facility due to the new facility requiring regulatory process validation before product can be manufactured in and shipped from the new facility. We recently validated the new facility and have initiated manufacturing and shipping from that facility. We anticipate inventory investments will decrease during the second half of fiscal 2004.

Our investment in trade accounts receivable increased from year-end 2003 by $814,000 due to the increase in sales of our neuromodulation products. Our days sales outstanding (DSOs), however, remained consistent at approximately 64 days.

Excluding expenditures discussed below on our new facility, we spent $2.58 million during the three months ended March 31, 2004 for capital expenditures, which includes $1.00 million for new office furniture and machinery and equipment for our new facility discussed below. Our budgeted expenditures for new office furniture and machinery and equipment for the new facility is $1.5 million. The remainder of the capital expenditures during the three months ended March 31, 2004, primarily related to tooling and equipment for our current products and new products being developed.

We are on schedule to relocate to our new corporate headquarters facility in Plano, Texas prior to the expiration of our current lease in August 2004. The new facility of 143,000 square feet was designed to accommodate planned growth within a five-year horizon. The construction cost of the facility is approximately $15 million. We have funded the interim construction costs from our cash reserves. For the three months ended March 31, 2004, we spent $2.93 million on interim construction costs for the new facility, and through March 31, 2004, have spent in total $11.76 million. While we have not yet determined the method by which we will permanently finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction.

We received $3.13 million of cash during the three months ended March 31, 2004, from the exercise of employee and director stock options to purchase 275,919 shares of our common stock.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss carryforward of $4.3 million to offset future taxable income. We acquired $3.4 million of the net operating loss carryforward in connection with the MicroNet acquisition, and its utilization may be subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to immediately use the net operating loss carryforwards to reduce taxable income in future periods. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet. Based on current estimates and assumptions, we expect to utilize at least approximately $700,000 in net operating loss carryforwards per twelve-month tax year, assuming we generate sufficient taxable income in any given year to utilize such amount.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the three months ended March 31, 2004, we generated a $2.89 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options.

Subsequent to March 31, 2004, we consummated two acquisitions. On April 1, 2004, we acquired certain assets of our exclusive distributor of Neuro Products for Australia and New Zealand, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia. With this acquisition, we are now selling direct in the Australian marketplace. Two sales professionals from MedTel joined our sales force and we plan to hire additional direct sales personnel as needed. Excluding related acquisition costs, we paid $500,000 in cash for the assets plus the value of the inventory, which is estimated at approximately $500,000. On April 21, 2004, we acquired the assets of the Cable and Wire Division from microHelix, which is operated out of Portland, Oregon. Excluding related acquisition costs, we paid approximately $2 million in cash and assumed liabilities of approximately $125,000. microHelix previously supplied coated fine wire, antennas, and certain other products to us and our HDI subsidiary. The acquisition represents a vertical integration of an important component supplier and provides us with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Approximately 33 personnel from microHelix joined us upon consummation of the transaction.

On April 21, 2004, we filed a lawsuit in U.S. District Court for the Eastern District of Texas, Sherman Division, asserting that Advanced Bionics Corporation infringes a patent we own and has misappropriated certain of our trade secrets. We estimate that the pre-tax costs associated with the lawsuit will be approximately $400,000 per quarter.

We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future and to fund the microHelix and Medtel acquisitions. We currently have no credit facilities in place. If we decide to acquire complementary businesses, product lines or technologies, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could include utilizing our current cash, bank borrowings, or the issuance of debt or equity securities.

Cash Flows

Net cash provided by operations was $566,000 in 2004 compared to a net use of cash of $1.04 million in 2003, an increase of $1.61 million principally due to a $1.35 million increase in net income.

Net cash provided by investing activities was $67.45 million in 2004 compared to a net use of cash of $5.96 million in 2003, an increase of $73.41 million principally due to an increase of $73.05 million in net proceeds received from marketable securities transactions (proceeds minus purchases).

Net cash provided by financing activities was $3.13 million in 2004 and $993,000 in 2003, an increase of $2.14 million due to higher cash received from the exercise of stock options.

Currency Fluctuations

Our international sales are denominated in U.S. dollars with the exception of Germany, where we began selling direct on January 1, 2004 for which sales are denominated in Euros. Effective April 1, 2004, we also began selling direct in Australia where sales are denominated in Australian dollars. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “potential”, “new market”, “potential market applications” and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

•	On April 28, 2004, Advanced Bionics Corporation announced that it had received FDA approval of its rechargeable implantable SCS system for the treatment of chronic pain. The entrance into the neuromodulation market of new competitors, including Advanced Bionics, may make it more difficult to compete in this market

•	the launch of new competitive products by Advanced Bionics, Medtronic or others, as well as other market factors, could impede growth in or reduce sales of our IPG and RF systems, which would adversely affect our revenues and profitability

•	failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability

•	because our main competitor, Medtronic, Inc., has significantly greater resources than we do it may be difficult for us to compete in this market

•	if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

•	if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

•	any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products

•	if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

•	other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights

•	the cost, uncertainty and other risks inherent in our intellectual property litigation against Advanced Bionics Corporation

•	failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

•	modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

•	we will be unable to sell our products if we fail to comply with manufacturing regulations

•	our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

•	we are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim

•	we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

•	our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

•	our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. segment

•	we are dependent upon the success of neuromodulation technology. Our inability to continue to develop innovative neuromodulation products, including a competitive rechargeable IPG, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

•	our success will depend on our ability to attract and retain key personnel and scientific staff

•	if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

•	we are subject to additional risks associated with international operations

•	our operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

•	general economic risks

•	other risks detailed from time to time in our SEC public filings

Certain of the foregoing risks are described in more detail in our Form 10-K for the year ended December 31, 2003. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2004, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys fees and costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1 — Articles of Incorporation, as amended and restated (1)

Exhibit 3.2 — Bylaws, as amended and restated (1)

Exhibit 4.1 — Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2 — Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 31.1 — Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 31.2 — Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 32.1 — Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.2 — Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(b)	The Company furnished a report on Form 8-K on January 13, 2004, providing under Item 9. Regulation FD Disclosure, a press release issued by the Company on January 13, 2004 disclosing management’s estimate of revenue and net income per share for 2003, and management’s initial guidance with respect to revenue and net income per share for 2004. We also announced in this press release that we submitted the PMA application for our AccuRx® constant flow implantable pump to the Food and Drug Administration in December 2003.

The Company filed a report on Form 8-K on March 8, 2004, reporting under Item 5. Other Events, that on March 5, 2004, we entered into an agreement to acquire certain assets of microHelix, Inc.’s Cable and Wire Division, which is operated out of Portland, Oregon, for approximately $2 million in cash and assumed liabilities.

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

ADVANCED NEUROMODULATION SYSTEMS, INC.
Date: May 10, 2004	By:	/s/ F. Robert Merrill III
F. Robert Merrill III
Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws, as amended and restated (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.