Form 10-Q
period 2004-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2004-08-09
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-1646002

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6901 Preston Road, Plano, Texas 75024

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

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ✓ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	July 30, 2004
Common stock, $.05 Par Value	20,182,319

ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets June 30, 2004 (Unaudited) and December 31, 2003

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,396,581	$8,588,281
Marketable securities	85,161,894	86,213,841
Receivables:
Trade accounts, less allowances of $449,513 in 2004 and $447,457 in 2003	23,043,458	17,892,416
Interest and other	798,363	259,687

Total receivables	23,841,821	18,152,103

Inventories:
Raw materials	8,933,921	10,766,127
Work-in-process	5,718,683	3,569,111
Finished goods	8,326,412	7,777,921

Total inventories	22,979,016	22,113,159

Deferred income taxes	1,427,072	1,423,228
Income taxes receivable	392,926	1,324,001
Prepaid expenses and other current assets	2,036,420	1,007,244

Total current assets	140,235,730	138,821,857

Property, equipment and fixtures:
Land	3,191,427	3,191,427
New facility construction in progress	14,144,993	8,825,730
Furniture and fixtures	5,736,493	4,429,672
Machinery and equipment	18,373,480	13,944,120
Leasehold improvements	1,826,184	1,822,152

	43,272,577	32,213,101

Less accumulated depreciation and amortization	13,129,380	11,063,091

Net property, equipment and fixtures	30,143,197	21,150,010

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,070,839 in 2004 and $1,848,354 in 2003	5,922,917	5,814,974
Purchased technology, net of accumulated amortization of $3,399,992 in 2004 and $2,910,895 in 2003	11,932,184	10,319,679
Tradenames, net of accumulated amortization of $1,187,858 in 2004 and $1,110,458 in 2003	1,815,352	1,800,572
Customer and supplier relations, net of accumulated amortization of $409,206 in 2004 and $194,303 in 2003	2,618,019	2,373,558
Other assets, net of accumulated amortization of $992,694 in 2004 and $803,797 in 2003	1,394,034	1,342,969

	$207,244,101	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
June 30, 2004 (Unaudited) and December 31, 2003

	June 30,	December 31,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,090,554	$5,717,222
Accrued salary and employee benefit costs	2,385,160	4,045,361
Accrued commissions	1,708,647	1,424,471
Deferred revenue	166,136	503,093
Warranty reserve	179,788	294,290
Other accrued expenses	275,053	400,159

Total current liabilities	7,805,338	12,384,596

Deferred income taxes	3,728,536	3,389,255
Non-current deferred revenue	832,431	907,513
Commitments and contingencies
Stockholders’ equity:
Common stock $.05 par value Authorized 100,000,000 shares; Issued – 20,173,697 shares in 2004 and 19,712,938 in 2003	1,008,685	985,647
Additional capital	158,181,888	149,644,033
Retained earnings	35,807,004	27,515,001
Accumulated other comprehensive income (loss), net of tax benefit of $8,550 in 2004 and $10,181 in 2003	(119,781)	(19,758)

Total stockholders’ equity	194,877,796	178,124,923

	$207,244,101	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenue	$30,487,851	$22,324,461	$57,120,714	$41,995,052
Cost of revenue	8,371,311	7,051,279	15,336,843	13,932,970

Gross profit	22,116,540	15,273,182	41,783,871	28,062,082

Operating expenses:
Sales and marketing	9,454,727	6,330,144	18,018,773	11,490,052
Research and development	2,869,660	2,352,468	5,184,610	4,044,899
General and administrative	2,706,956	1,866,333	5,023,696	3,632,251
Amortization of other intangibles	623,773	450,338	1,198,647	805,272

	15,655,116	10,999,283	29,425,726	19,972,474

Income from operations	6,461,424	4,273,899	12,358,145	8,089,608

Other income (expense):
Foreign currency transaction loss	(25,506)	—	(54,853)	—
Investment and other income	229,842	294,472	481,171	576,127

	204,336	294,472	426,318	576,127

Income before income taxes	6,665,760	4,568,371	12,784,463	8,665,735
Income taxes	2,342,348	1,645,256	4,492,460	3,122,806

Net income	$4,323,412	$2,923,115	$8,292,003	$5,542,929

Net income per share:
Basic	$.22	$.15	$.41	$.29

Diluted	$.21	$.14	$.39	$.27

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,292,003	$5,542,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,221,292	2,085,171
Deferred income taxes	(72,059)	(1,719,914)
Stock-based compensation	(1,150)	240,485
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,637,013)	(4,837,303)
Inventories	(204,256)	(3,086,920)
Income taxes receivable	931,075	—
Prepaid expenses and other current assets	(1,029,176)	174,498
Income taxes payable	—	(822,228)
Tax benefit from stock option exercises	3,429,444	4,756,798
Accounts payable	(2,708,241)	639,640
Accrued expenses	(1,665,633)	(437,854)
Deferred revenue	(412,039)	969,159

Total adjustments	(4,147,756)	(2,038,468)

Net cash provided by operating activities	4,144,247	3,504,461

Cash flows from investing activities:
Purchases of marketable securities	(100,101,123)	(234,133,936)
Proceeds from sales of marketable securities	101,157,866	231,419,854
New facility construction in progress	(5,319,263)	(1,167,516)
Acquisition of certain assets of microHelix, Inc.	(2,046,105)	—
Acquisition of certain operations of distributors	(1,086,558)	(4,857,192)
Minority equity investments in preferred stock	—	(1,104,000)
Additions to property, equipment, fixtures and intangible assets	(5,202,664)	(2,390,676)

Net cash used in investing activities	(12,597,847)	(12,233,466)

Cash flows from financing activities:
Exercise of stock options	4,365,088	3,611,405

Net cash provided by financing activities	4,365,088	3,611,405

Net decrease in cash and cash equivalents	(4,088,512)	(5,117,600)
Effect of exchange rates on cash and cash equivalents	(103,188)	—
Cash and cash equivalents at beginning of year	8,588,281	10,972,974

Cash and cash equivalents at June 30	$4,396,581	$5,855,374

Supplemental cash flow information is presented below:
Income taxes paid (net of refunds)	$198,524	$950,090

Non-cash activity:
Assumed acquisition liabilities	$131,574	$—

Stock issued for intangible assets	$767,511	$1,020,059

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2003 and the Six Months Ended June 30, 2004 (Unaudited)

	Common Stock				Accumulated Other	Total
			Additional	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2002 (restated for 3 for 2 stock split)	18,526,014	$926,301	$129,738,644	$14,393,748	$(13,885)	$145,044,808
Net income	—	—	—	13,217,254	—	13,217,254
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(5,873)	(5,873)

Comprehensive income						13,211,381

Issuance of shares for stock option exercises	1,124,372	56,219	7,460,722	—	—	7,516,941
Stock-based compensation	—	—	845,480	—	—	845,480
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—
Issuance of earn-out shares for acquisition	59,981	2,999	1,717,242	—	—	1,720,241
Tax benefit from stock option exercises	—	—	9,786,072	—	—	9,786,072

Balance at December 31, 2003	19,712,938	985,647	149,644,033	27,515,001	(19,758)	178,124,923
Net income	—	—	—	8,292,003	—	8,292,003
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	3,165	3,165
Foreign currency translation adjustment	—	—	—	—	(103,188)	(103,188)

Comprehensive income						8,191,980

Issuance of shares for stock option exercises	444,054	22,203	4,342,885	—	—	4,365,088
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	767,511
Stock-based compensation	—	—	(1,150)	—	—	(1,150)
Tax benefit from stock option exercises	—	—	3,429,444	—	—	3,429,444

Balance at June 30, 2004	20,173,697	$1,008,685	$158,181,888	$35,807,004	$(119,781)	$194,877,796

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

Advanced Neuromodulation Systems, Inc. (the Company or ANS) designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. The Company also provides contract development and custom manufacturing for other medical device companies through the Hi-tronics Designs, Inc. (HDI) subsidiary and through the ANS Portland division (formerly the Cable and Wire Division of microHelix, Inc., which was acquired in April 2004). ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while HDI and ANS Portland revenues are derived within the United States.

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

In addition, ANS neuromodulation products are purchased primarily by hospitals and other users who then bill various third party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payors reimburse fixed amounts for products and services based on a specific diagnosis. The impact of changes in third party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

In January 2004, the Company began operations in Germany to sell its neuromodulation devices through its wholly-owned subsidiary, ANS GmbH. Previously, the Company utilized a distributor in Germany, and this relationship was terminated in January 2004 at no cost to the Company. On April 1, 2004, the Company began operations in Australia to sell its neuromodulation devices though its wholly-owned subsidiary, ANS Australia. Previously, the Company utilized a distributor in Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia (MedTel). The Company acquired certain assets of MedTel on April 1, 2004 for approximately $1.1 million. The foreign subsidiaries’ financial position and results of operations are measured using the local currency as the functional currency. Transaction gains and losses are recorded in the Condensed Consolidated Statement of Income for transactions denominated in a currency other than the functional currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2004 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Acquisitions

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. In addition to the initial purchase price paid at closing, the Company agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approvals, and sales milestones are met. Certain product milestones were met in March and October 2003, and the Company paid the related milestone payments at that time.

In January 2004, MicroNet satisfied another product milestone relating to the development of a four-electrode lead, and the Company issued 16,705 shares of ANS common stock to the former MicroNet shareholders (of which 11,202 were released from escrow) with a value at the time of issuance and release from escrow of $767,511. The value of ANS common stock issued and released from escrow was allocated to certain identifiable intangible assets in accordance with the original purchase price, and resulted in the following additions to identifiable intangible assets:

	Amount	Amortization Period
Purchased technology	$736,043	15 years
Tradenames	17,653	15 years
Non-compete agreements (included in other assets)	13,815	5 years

Total	$767,511

As the MicroNet acquisition was effected through a stock-for-stock exchange, and therefore not tax deductible beyond MicroNet’s existing tax basis, the Company

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

recorded a deferred tax liability of $405,865 for the identified intangible assets related to the January 2004 earn-out consideration. The recording of the deferred tax liability resulted in additional basis in purchased technology of $396,359 and in additional tradenames of $9,506.

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow will be returned to the Company. However, the former MicroNet shareholders may still earn additional ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006. As a result of the May 2004 agreement with MicroNet, the Company reviewed the previously recorded identifiable intangible assets associated with the MicroNet acquisition and has concluded there is no impairment of these intangible assets.

On April 1, 2004, the Company acquired certain assets of its exclusive distributor of neuromodulation devices for Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia for $1,086,558 cash. Two sales professionals from MedTel joined the Company’s sales force and additional direct sales personnel will be hired as needed. The assets and operations acquired are part of the Neuro Products segment and the Company began operations in Australia to sell its neuromodulation devices through its wholly owned subsidiary, ANS Australia. The purchase price allocation is as follows:

	Amount	Amortization Period
Customer and supplier relations	$400,000	7 years
Non-compete agreements (included in other assets)	100,000	1.75 years
Product registrations (included in other assets)	43,537	3.5 years
Inventory	490,316	n/a
Receivables	52,705	n/a

Total	$1,086,558

On April 21, 2004, the Company acquired the assets of the Cable and Wire Division from microHelix, Inc. (microHelix), which operates out of Portland, Oregon. The purchase price was $2,177,679 consisting of $2,006,551 in cash, assumed liabilities of $131,574 and acquisition costs of $39,554. microHelix previously supplied coated fine wire, antennas, and certain other products to ANS and HDI. The acquisition represents a vertical integration of a component supplier and provides the Company with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Thirty-three personnel from microHelix joined the Company upon consummation of the transaction. The assets and operations acquired (now known as ANS Portland Division) are part of the O.E.M. segment. The purchase price allocation is as follows:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Amount	Amortization Period

Purchased technology	$969,200	15 years
Machinery and equipment	1,008,394	1-15 years
Inventory	171,285	n/a
Non-compete agreements (included in other assets)	28,800	1 year

Total	$2,177,679

The results of operations for the acquisitions above have been included in the Company’s Condensed Consolidated Statements of Income after the date of the acquisition.

(4)	Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statement of Income. The Company recorded $18,248 and $198,113 of stock-based compensation expense to non-employees in the three months ended June 30, 2004 and 2003, respectively. The Company recorded $(1,150) and $240,485 of stock-based compensation expense (benefit) to non-employees in the six months ended June 30, 2004 and 2003, respectively. The Company has adopted the pro forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$4,323,412	$2,923,115	$8,292,003	$5,542,929
Stock-based compensation	1,259,896	1,045,865	2,426,203	1,992,842

Pro forma net income	$3,063,516	$1,877,250	$5,865,800	$3,550,087

Basic shares	20,107,481	19,118,414	20,018,213	18,868,663
Diluted shares	21,047,875	20,471,865	21,158,756	20,232,006

Pro forma Basic EPS	$.15	$.10	$.29	$.19

Pro forma Diluted EPS	$.15	$.09	$.28	$.18

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(5)	Commitments and Contingencies

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On June 7, 2004, Advanced Bionics filed a lawsuit with the United States District Court, Central District of California, Case No. CV04-4054ABC, seeking a declaratory judgment that it is not infringing ANS’ patent No. 4,793,353 (the subject of ANS’ current patent infringement claim against Advanced Bionics) and that such patent is invalid and unenforceable. ANS has not been served in the declaratory judgment matter, however.

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

The Company recorded income tax expense during the three months and six months ended June 30, 2004 of $2,342,348 and $4,492,460, respectively, representing an overall effective tax rate in both periods of 35.14%. For the three months and six months ended June 30, 2003, the Company recorded income tax expense of $1,645,256 and $3,122,806, respectively, representing overall effective tax rates of 36.01% and 36.04%. The decreased effective tax rate in 2004 is primarily due to a research and development tax credit. The effective tax rates in 2004 and 2003 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income earned on our cash, cash equivalents, and marketable securities and, in 2004, the research and development tax credit.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted-average shares outstanding (basic shares)	20,107,481	19,118,414	20,018,213	18,868,663
Effect of dilutive stock options	940,394	1,353,451	1,140,543	1,363,343

Diluted shares	21,047,875	20,471,865	21,158,756	20,232,006

For the three months and six months ended June 30, 2004 and 2003, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended June 30, 2004 and 2003, options to purchase 745,158 and 19,059 shares, respectively, were outstanding, and for the six months ended June 30, 2004 and 2003, options to purchase 434,142 and 10,600 shares, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(8)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity, and consists of net income, unrealized gains or losses on the Company’s available for sale securities, and foreign currency translation adjustments. Comprehensive income for 2003 and for the six months ended June 30, 2004 is reported in the Condensed Consolidated Statements of Stockholders’ Equity.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$4,323,412	$2,923,115	$8,292,003	$5,542,929
Other comprehensive income (loss)	(111,299)	5,960	(100,023)	(5,389)

Comprehensive income	$4,212,113	$2,929,075	$8,191,980	$5,537,540

(9)	Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The O.E.M. segment provides contract development and O.E.M. manufacturing of electro-mechanical devices. Intersegment revenue is billed at cost with no intercompany mark-up.

Segment data for the three months ended June 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$27,633,459	$2,854,392	$—	$30,487,851
Intersegment revenues	$—	$1,598,442	$(1,598,442)	$—
Segment income (loss) from operations	$6,726,894	$(265,470)	$—	$6,461,424

Segment data for the three months ended June 30, 2003 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$19,347,907	$2,976,554	$—	$22,324,461
Intersegment revenues	$—	$2,049,514	$(2,049,514)	$—
Segment income from operations	$3,732,812	$541,087	$—	$4,273,899

Segment data for the six months ended June 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$51,861,143	$5,259,571	$—	$57,120,714
Intersegment revenues	$—	$3,281,020	$(3,281,020)	$—
Segment income from operations	$12,204,707	$153,438	$—	$12,358,145

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the six months ended June 30, 2003 follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$35,975,353	$6,019,699	$—	$41,995,052
Intersegment revenues	$—	$3,481,246	$(3,481,246)	$—
Segment income from operations	$7,184,060	$905,548	$—	$8,089,608

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes.

Recent Developments

On November 26, 2002, we completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. In addition to the initial purchase price paid at closing, we agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approvals, and sales milestones are met. Certain product milestones were met in March and October 2003, and we paid the related milestone payments at that time.

In January 2004, MicroNet satisfied another product milestone and we issued 16,705 shares of our common stock to the former MicroNet shareholders (of which 11,202 were released from escrow) with a value at the time of issuance and release from escrow of $767,511. The value of ANS common stock issued and released from escrow was allocated to certain identifiable intangible assets in accordance with the original purchase price, and resulted in the following additions to identifiable intangible assets: purchased technology-$736,043; tradenames-$17,653; and non-compete agreements-$13,815.

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow will be returned to the Company. However, the former MicroNet shareholders may still earn additional shares of ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006.

In January 2004, we began operations in Germany to sell our neuromodulation devices through our wholly owned subsidiary, ANS GmbH. Previously, we utilized a distributor in Germany and this relationship was terminated in January 2004 at no cost to us. On April 1, 2004, we acquired certain assets of our exclusive distributor of Neuro Products for Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia (MedTel). Two sales professionals from MedTel joined our sales force and additional direct sales personnel will be hired as needed. The purchase price of the assets was $1,086,558. The assets and operations acquired are part of the Neuro Products segment and we began operations in Australia to sell our neuromodulation devices through our wholly owned subsidiary, ANS Australia in April 2004.

On April 21, 2004, we acquired the assets of the Cable and Wire Division from microHelix, Inc. (microHelix), which operates out of Portland, Oregon, for approximately $2 million in cash and assumed liabilities of approximately $132,000. microHelix previously supplied coated fine wire, antennas, and certain other products to us and our wholly-owned subsidiary, Hi-Tronics Designs, Inc (HDI). The acquisition represents a vertical integration of a component supplier and provides us with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products.

Thirty-three personnel from microHelix joined us upon consummation of the transaction. The assets and operations acquired are part of the O.E.M. segment.

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

Contingencies and Litigation

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

Stock Compensation

See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to our stock compensation programs.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003

Results for the second quarter and first half of 2004 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. We believe these systems will generate most of our revenue growth during the remainder of 2004. References below to the second quarter are comparisons of the three months ended June 30, 2004 and 2003 and references below to the first half are comparisons of the six months ended June 30, 2004 and 2003, unless otherwise specified.

Net revenue. Net revenue for the second quarter increased $8.16 million, or 36.6%, and for the first half increased $15.13 million, or 36.0%, due to increased sales of our neuro products during both 2004 periods. Neuro product revenue increased 42.8% to a record $27.63 million in the second quarter of 2004 from $19.35 million in 2003, and for the first half neuro product revenue increased 44.2% to a record $51.86 million in 2004 from $35.98 million in 2003, primarily due to increased sales of our Genesis family of IPG systems. Revenue from our Renew RF system grew modestly during both the second quarter and first half of 2004 compared to 2003. Net revenue of our O.E.M. business for the second quarter decreased slightly to $2.85 million in 2004 from $2.98 million in 2003 and for the first half, decreased to $5.26 million in 2004 from $6.02 million in 2003 primarily due to lower volume of O.E.M. product sales. We continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs, and accordingly, O.E.M. revenues may flatten or decline during fiscal 2004 compared to fiscal 2003.

Gross profit. Gross profit for the second quarter increased $6.84 million, or 44.8%, and for the first half increased $13.72 million, or 48.9%, due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins for the second quarter increased to 72.5% in 2004, compared to 68.4% in 2003, and for the first half increased to 73.2% in 2004, compared to 66.8% in 2003 due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes. In March, September and November 2003, we completed three separate acquisitions of certain operations of our remaining U.S. distributors and transitioned to a direct sales model in those associated territories and in April 2004, we completed the acquisition of certain assets of our Australian distributor and transitioned to a direct sales model in that territory. This had the effect of improving gross margins in 2004 due to direct sales of product versus sales to distributors at reduced pricing. Correspondingly, sales and marketing expense increased as we added direct salespeople.

Operating expenses. Total operating expenses for the second quarter increased $4.66 million, or 42.3%, and increased as a percentage of revenue to 51.3% in 2004 from 49.3% in 2003. For the first half, total operating expenses increased $9.45 million, or 47.3%, and increased as a percentage of revenue to 51.5% in 2004 from 47.6% in 2003. These increased operating expenses during both periods in 2004 compared to 2003 were primarily due to increased investments in our sales and marketing capabilities. During late 2003 and early 2004, we added a total of 41 personnel in our sales organization including sales reps, regional sales managers and clinical specialists. We expect to leverage this investment in the next few quarters as our new sales personnel ramp up productivity this year.

Sales and marketing. Sales and marketing expense for the second quarter, as a percentage of net revenue, increased to 31.0% in 2004 from 28.4% in 2003, and the expense increased in absolute dollars by $3.1 million. Sales and marketing expense for the first half, as a percentage of net revenue, increased to 31.5% in 2004 from 27.4% in 2003, and the expense increased in absolute dollars by $6.5 million. Increases during both periods in 2004 compared to 2003 were principally due to higher salary and benefit expense from annual salary increases and staffing additions in reimbursement, direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, and higher travel expense due to increased direct sales activities. As noted above, part of the increase in sales and marketing expense is attributable to the addition of direct salespeople as a result of the three acquisitions of certain operations of our remaining U.S. distributors completed in 2003 and our Australian distributor in April 2004.

Research and development. Research and development expense for the second quarter, as a percentage of net revenue, decreased to 9.4% in 2004 from 10.5% in 2003, while the expense increased in absolute dollars by $517,000. Research and development expense for the first half, as a percentage of net revenue, decreased to 9.1% in 2004 from 9.6% in 2003, while the expense increased in absolute dollars by $1.1 million. The increase in expense in terms of absolute dollars during both periods in 2004 compared to 2003 was principally due to higher salary and benefit expense from staffing additions and annual salary increases. Our development efforts continue to focus on next-generation IPG stimulation systems, next-generation RF stimulation systems, an IPG stimulation system for deep brain stimulation and next generation drug pumps. We have budgeted $12 million in research and development expense in fiscal 2004 and expect spending to increase during the second half of 2004 to $6.8 million compared to $5.2 million in the first half as we begin clinical trials on deep brain stimulation and migraine headaches.

General and administrative. General and administrative expense for the second quarter, as a percentage of net revenue, increased to 8.9% in 2004 from 8.4% in 2003, and the expense increased in absolute dollars by $841,000. General and administrative expense for the first half, as a percentage of net revenue, increased to 8.8% in 2004 from 8.6% in 2003, and the expense increased in absolute dollars by $1.4 million. The increase in expense during both periods in 2004 compared to 2003 was principally due to higher salary and benefit expense from annual salary increases and staffing additions, higher legal expense including expense associated with our lawsuit against Advanced Bionics, expense related to compliance with the Sarbanes-Oxley Act of 2002 and higher depreciation expense.

Amortization of intangibles. Amortization expense of intangibles for the second quarter, as a percentage of net revenue, remained flat in 2004 from in 2003, and the expense increased in absolute dollars by $173,000. Amortization expense for the first half, as a percentage of net revenue, increased to 2.10% in 2004 from 1.92% in 2003, and the expense increased in absolute dollars by $393,000. The increase in expense during both periods in 2004 compared to 2003 was due to additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix, additional intangible assets from earn-out consideration as milestones were met pursuant to the MicroNet acquisition agreement in 2004 and additional intangible assets we acquired in certain distributor acquisitions during the second half of 2003.

Other income. Other income for the second quarter decreased by $90,000 during 2004 from 2003 principally due to lower yields on invested funds and an expense in 2004 of $25,500 associated with foreign currency transactions from our German subsidiary, ANS GmbH and our Australian subsidiary, ANS Australia. For the first half, other income decreased $150,000 during 2004 from 2003 principally due to lower yields on invested funds and an expense in 2004 of $54,900 associated with foreign currency transactions from our foreign subsidiaries in Germany and Australia, which began operations in 2004.

Income tax expense. Income tax expense for the second quarter increased $697,000 in 2004 from 2003 as a result of increased income before taxes. Our tax rate in the second quarter of 2004 was 35.14% compared to 36.01% in 2003. For the first half, income tax expense increased $1.37 million in 2004 from 2003 as a result of increased income before taxes. Our tax rate for the first half of 2004 was 35.14% compared to 36.04% in 2003. Our decreased effective tax rate during both periods in 2004 compared to 2003 is primarily due to a research and development tax credit. The effective tax rates reflect a provision for state taxes, offset by tax-exempt interest income earned on our cash and cash equivalents, and marketable securities and, in 2004, a research and development tax credit.

Net income. Net income for the second quarter increased $1.40 million, or 47.9%, in 2004 from 2003 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems and increased gross margin. Net income per diluted share during the second quarter increased to $.21 in 2004 from $.14 in 2003. For the six-month period, net income increased $2.75 million, or 49.6%, in 2004 from 2003 again due to increased unit sales of IPG systems and increased gross margin. Net income per diluted share for the six-month period increased to $.39 in 2004 from $.27 in 2003.

Liquidity and Capital Resources

At June 30, 2004, our working capital increased to $132.43 million from $126.44 million at year-end 2003. The ratio of current assets to current liabilities was 17.97:1 at June 30, 2004, compared to 11.21:1 at December 31, 2003. Cash, cash equivalents, and marketable securities totaled $89.56 million at June 30, 2004 compared to $94.80 million at December 31, 2003, a decrease of $5.24 million principally due to $4.29 million used to reduce accounts payable and accrued salary and benefit costs, $5.32 million used to finance interim construction costs of our new corporate headquarters facility, $1.09 million used in the MedTel acquisition and $2.05 million used in the micoHelix acquisition.

We increased our investment in inventories from year-end 2003 by $866,000. Of such increase, approximately $204,000 was inventory we built in anticipation of our move to our new corporate headquarters facility because regulatory process validation is required before product could be manufactured in and shipped from the new facility. The new facility has been validated and we have initiated manufacturing and shipping from that facility. The remainder of the increase of $662,000 was inventory in the amount of $171,000 we acquired in the microHelix acquisition and inventory totaling $491,000 from the MedTel acquisition. We anticipate inventory investments will decrease during the second half of fiscal 2004.

Our investment in trade accounts receivable increased from year-end 2003 by $5.15 million due to the increase in sales of our neuromodulation products and an increase in our days sales outstanding. Days sales outstanding increased to 67 days at June 30, 2004 from 64 days at December 31, 2003 due to higher sales to third party payors, receivables from going direct in Australia and receivables generated from microHelix O.E.M. sales after we acquired microHelix in late April 2004.

Excluding expenditures discussed below relating to the construction of our new facility, we spent $5.2 million during the six months ended June 30, 2004 for capital expenditures, which includes $1.9 million for new office furniture and equipment for our new facility discussed below. The remainder of the capital expenditures during the six months ended June 30, 2004, primarily related to tooling and equipment for current products as well as new products being developed.

We completed our relocation to our new corporate headquarters facility in Plano, Texas in July 2004, prior to the expiration of our current lease in August 2004. The new facility consists of 143,000 square feet and was designed to accommodate planned growth within a five-year horizon. The construction cost of the facility is approximately $15 million. We have funded the interim construction costs from our cash reserves. For the six months ended June 30, 2004, we spent $5.32 million on interim construction costs for the new facility, and through June 30, 2004, we have spent in total $14.14 million. While we have not yet determined the method by which we will permanently finance the facility, we believe our cash position and overall balance sheet position provides us with various financing alternatives, including financing the facility from our current cash, financing through a debt vehicle such as a mortgage or other form of note, or a sale-and-leaseback transaction.

We received $4.37 million of cash during the six months ended June 30, 2004, from the exercise of employee and director stock options to purchase 444,054 shares of our common stock.

On June 1, 2004, we issued a press release announcing that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. These repurchases will be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. We did not repurchase any shares of our common stock during the quarter ended June 30, 2004.

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

Additionally, liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the six months ended June 30, 2004, we generated a $3.43 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options, which will be utilized along with the prior year income tax receivable to offset current year taxes payable.

On April 1, 2004, we acquired certain assets of our exclusive distributor of our neuromodulation devices for Australia, MedTel. With this acquisition, we are now selling direct in the Australian marketplace. Two sales professionals from MedTel joined our sales force and we plan to hire additional direct sales personnel as needed. We paid cash of $1.09 million to acquire the assets.

On April 21, 2004, we acquired the assets of microHelix’s Cable and Wire Division, which is operated out of Portland, Oregon. Excluding related acquisition costs, we paid approximately $2 million in cash and assumed liabilities of approximately $132,000. microHelix previously supplied coated fine wire, antennas, and certain other products to us and our HDI subsidiary. The acquisition represents a vertical integration of an important component supplier and provides us with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Thirty-three personnel from microHelix joined us upon consummation of the transaction.

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

Cash Flows

Net cash provided by operations was $4.14 million in 2004 compared to $3.50 million in 2003, an increase of $640,000. While net income increased by $2.75 million for the six-month period in 2004 compared to 2003, net cash provided by operations increased by only $640,000 as we used more cash in 2004 for increases in accounts receivable and prepaid expenses and for the reduction of accounts payable and accrued expenses.

Net cash used by investing activities was $12.60 million in 2004 compared to $12.23 million in 2003, an increase of $364,000. During 2004, we used an additional $4.15 million for construction of our new corporate headquarters facility.

Net cash provided by financing activities was $4.37 million in 2004 compared to $3.61 in 2003, an increase of $754,000 due to higher cash received from the exercise of stock options.

Currency Fluctuations

Our international sales are denominated in U.S. dollars with the exception of Germany and Australia, where we began selling direct on January 1, 2004 and April 1, 2004, respectively. Sales are denominated in Euros in Germany and Australian dollars in Australia. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.

Off-Balance Sheet Arrangements

The Company does not have any obligations which meet the definition of an off-balance sheet arrangement and which have or are reasonably likely to have a material adverse effect on the Company’s financial statements.

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: The matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “estimate”, “anticipate”, “predict”, “believe”, “plan”, “will”, “should”, “intend”, “potential”, “new market”, “potential market applications” and similar expressions and variations thereof are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include the following:

•	on April 28, 2004, Advanced Bionics Corporation announced that it had received FDA approval of its rechargeable implantable SCS system for the treatment of chronic pain. In June 2004, Advanced Bionics was acquired by Boston Scientific Corporation. Advanced Bionics and Boston Scientific have announced that they plan to commercially launch their SCS system for the treatment of chronic pain in the third quarter of 2004. The entrance into the neuromodulation market of new competitors, including Advanced Bionics/Boston Scientific, may make it more difficult to compete in this market

•	the launch of new competitive products by Advanced Bionics, Medtronic, Inc. or others, as well as other market factors, could impede growth in or reduce sales of our IPG and RF systems, which would adversely affect our revenues and profitability

•	failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability

•	because our main competitor, Medtronic, Inc., has significantly greater resources than we do it may be difficult for us to compete in this market

•	if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

•	if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

•	any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products

•	if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

•	other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights

•	the cost, uncertainty and other risks inherent in our intellectual property litigation against Advanced Bionics Corporation

•	failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

•	modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

•	we will be unable to sell our products if we fail to comply with manufacturing regulations

•	our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

•	we are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim

•	we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

•	our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

•	our major competitor in the neuromodulation market, Medtronic, Inc., currently accounts for a significant percentage of our revenue from our O.E.M. segment

•	we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, including a competitive rechargeable IPG, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

•	our success will depend on our ability to attract and retain key personnel and scientific staff

•	if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

•	we are subject to additional risks associated with international operations

•	our manufacturing operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

•	general economic risks

•	other risks detailed from time to time in our SEC public filings

Certain of the foregoing risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended June 30, 2004, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On June 7, 2004, Advanced Bionics filed a lawsuit with the United States District Court, Central District of California, Case No. CV04-4054ABC, seeking a declaratory judgment that it is not infringing ANS’ patent No. 4,793,353 (the subject of ANS’ current patent infringement claim against Advanced Bionics) and that such patent is invalid and unenforceable. ANS has not been served in the declaratory judgment matter, however.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Program

On June 1, 2004, the Company issued a press release announcing that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. These repurchases will be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. A copy of this press release was filed as an exhibit to the Company’s Form 8-K filed on June 2, 2004. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Shareholders on May 26, 2004 at the Company’s corporate office in Plano, Texas. At the Annual Meeting, the following matters as proposed in the Proxy Statement dated as of April 16, 2004, were voted on and approved:

		Votes For	Votes Against	Votes Withheld
	Proposal	Nominee	Nominee	From Nominee
1)	Election of seven
	directors for a
	one-year term

	Christopher G. Chavez	17,433,312	—	1,061,856
	Robert C. Eberhart, Ph.D.	17,565,140	—	930,028
	Joseph E. Laptewicz	17,471,442	—	1,023,726
	J. Philip McCormick	17,302,123	—	1,193,045
	Hugh M. Morrison	17,134,748	—	1,360,420
	Richard D. Nikolaev	17,468,456	—	1,026,712
	Michael J. Torma, M.D.	17,557,220	—	937,948

		Votes For	Votes Against
	Proposal	Proposal	Proposal	Votes Abstained
2)	Approval of an amendment
to the Articles of Incorporation
to increase the authorized
shares of common stock from
	25,000,000 to 100,000,000	12,029,756	6,459,588	5,824

		Votes For	Votes Against	Votes
	Proposal	Proposal	Proposal	Abstained	Non-Vote
3)	Approval of the Advanced
Neuromodulation Systems, Inc.
	2004 Stock Incentive Plan	11,531,227	3,700,345	34,731	3,228,865

There were present at the Annual Meeting in person or by proxy, shareholders holding 18,495,168 shares, or approximately 92.35% of the eligible voting shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1 — Articles of Incorporation, as amended and restated (1)

Exhibit 3.2 — Bylaws, as amended and restated (1)

Exhibit 4.1 — Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2 — Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 10.30 — Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (4)

Exhibit 31.1 — Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 31.2 — Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.1 — Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 32.2 — Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(b)	The Company furnished a report on Form 8-K on April 22, 2004, providing under Item 5. Other Events, a press release issued by the Company on April 22, 2004 announcing the completion of the acquisition of microHelix Inc., for approximately $2 million in cash and assumed liabilities and under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition, a press release issued by the Company on April 22, 2004 disclosing information regarding our results of operations and financial condition for the first quarter ended March 31, 2004 and our outlook for the remainder of 2004.

The Company furnished a report on Form 8-K on June 2, 2004, providing under Item 9. Regulation FD Disclosure, a press release issued by the Company on June 1, 2004, announcing that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. The release stated that repurchases will be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital.

The Company furnished a report on Form 8-K on June 8, 2004, providing under Item 9. Regulation FD Disclosure, a press release issued by the Company on June 7, 2004, that contained the comments of our President and Chief Executive Officer, Christopher G. Chavez, on Boston Scientific Corporation’s announcement that it is acquiring Advanced Bionics Corporation.

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 16, 2004, and incorporated herein by reference.

(5)	Filed herewith.

(6)	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.
Date: August 9, 2004	By:	/s/ F. Robert Merrill III

F. Robert Merrill III Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws, as amended and restated (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (2)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (3)

Exhibit 10.30	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (4)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 16, 2004, and incorporated herein by reference.

(5)	Filed herewith.

(6)	Furnished herewith.