Form 10-Q
period 2004-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2004-11-08
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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
YES ☑    NO ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	November 2, 2004
Common stock, $.05 Par Value	20,222,625

ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

PART I. Financial Information	2
Item 1. Financial Statements
Condensed Consolidated Balance Sheets September 30, 2004 (Unaudited) and December 31, 2003	3-4
Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Nine Months Ended September 30, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2004 and 2003	6
Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements	8-16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28-29
PART II. Other Information	30
Item 1. Legal Proceedings	30
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30
Item 6. Exhibits and Reports on Form 8-K	31-32
Signatures	33
Certificaton of CEO Pursuant to Section 302
Certificaton of CFO Pursuant to Section 302
Certificaton of CEO Pursuant to Section 906
Certificaton of CFO Pursuant to Section 906

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003

	September 30,	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$15,731,138	$8,588,281
Marketable securities	106,062,253	86,213,841
Receivables:
Trade accounts, less allowances of $420,099 in 2004 and $447,457 in 2003	24,954,560	17,892,416
Interest and other	517,704	259,687

Total receivables	25,472,264	18,152,103

Inventories:
Raw materials	8,356,206	10,766,127
Work-in-process	5,602,811	3,569,111
Finished goods	9,340,249	7,777,921

Total inventories	23,299,266	22,113,159

Deferred income taxes	971,088	1,423,228
Income taxes receivable	—	1,324,001
Prepaid expenses and other current assets	2,378,893	1,007,244

Total current assets	173,914,902	138,821,857

Property, equipment and fixtures:
Land	3,191,427	3,191,427
Building	17,408,495	8,825,730
Furniture and fixtures	6,192,466	4,429,672
Machinery and equipment	18,122,183	13,944,120
Leasehold improvements	956,384	1,822,152

	45,870,955	32,213,101
Less accumulated depreciation and amortization	13,414,558	11,063,091

Net property, equipment and fixtures	32,456,397	21,150,010

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,184,984 in 2004 and $1,848,354 in 2003	6,122,763	5,814,974
Purchased technology, net of accumulated amortization of $3,658,630 in 2004 and $2,910,895 in 2003	11,673,546	10,319,679
Tradenames, net of accumulated amortization of $1,227,077 in 2004 and $1,110,458 in 2003	1,776,133	1,800,572
Customer and supplier relations, net of accumulated amortization of $526,034 in 2004 and $194,303 in 2003	2,519,709	2,373,558
Other assets, net of accumulated amortization of $1,096,970 in 2004 and $803,797 in 2003	1,415,210	1,342,969

	$243,061,328	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
September 30, 2004 (Unaudited) and December 31, 2003

	September 30,	December 31,
Liabilities and Stockholders’ Equity	2004	2003
Current liabilities:
Accounts payable	$4,446,320	$5,717,222
Short-term obligation	5,020,708	—
Accrued salary and employee benefit costs	2,507,214	4,045,361
Accrued commissions	2,134,442	1,424,471
Deferred revenue	205,826	503,093
Warranty reserve	95,480	294,290
Other accrued expenses	558,033	400,159

Total current liabilities	14,968,023	12,384,596

Deferred income taxes	12,576,608	3,389,255
Non-current deferred revenue	802,703	907,513
Commitments and contingencies
Stockholders’ equity:
Common stock $.05 par value; Authorized – 100,000,000 shares; Issued – 20,205,937 shares in 2004 and 19,712,938 in 2003	1,010,297	985,647
Additional capital	158,729,702	149,644,033
Retained earnings	40,548,959	27,515,001
Accumulated other comprehensive income (loss), net of tax expense of $7,469,776 in 2004 and net of tax benefit of $10,181 in 2003	14,425,036	(19,758)

Total stockholders’ equity	214,713,994	178,124,923

	$243,061,328	$194,806,287

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$31,330,408	$23,418,505	$88,451,122	$65,413,557
Cost of revenue	8,414,174	6,384,445	23,751,017	20,317,415

Gross profit	22,916,234	17,034,060	64,700,105	45,096,142

Operating expenses:
Sales and marketing	9,791,838	6,970,941	27,810,611	18,460,993
Research and development	2,911,698	2,552,951	8,096,308	6,597,850
General and administrative	2,974,620	1,871,833	7,998,316	5,504,084
Amortization of other intangibles	626,191	472,821	1,824,838	1,278,093

	16,304,347	11,868,546	45,730,073	31,841,020

Income from operations	6,611,887	5,165,514	18,970,032	13,255,122

Other income (expense):
Foreign currency transaction gain	81,009	—	26,156	—
Other income	—	969,204	—	969,204
Investment income	482,850	200,243	964,021	776,370

	563,859	1,169,447	990,177	1,745,574

Income before income taxes	7,175,746	6,334,961	19,960,209	15,000,696
Income taxes	2,433,791	2,382,109	6,926,251	5,504,915

Net income	$4,741,955	$3,952,852	$13,033,958	$9,495,781

Net income per share:
Basic	$.23	$.20	$.65	$.50

Diluted	$.23	$.19	$.62	$.46

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$13,033,958	$9,495,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,050,411	3,379,235
Increase in inventory reserve	25,016	20,559
Gain on sale of marketable securities	168,857	—
Deferred income taxes	1,753,671	(1,529,830)
Stock-based compensation	9,885	505,430
Accrued tax abatement liability	—	(969,204)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,267,456)	(4,535,056)
Inventories	(549,522)	(4,778,450)
Income taxes receivable	1,324,001	(321,378)
Prepaid expenses and other current assets	(1,432,015)	(130,560)
Income taxes payable	—	(822,228)
Tax benefit from stock option exercises	3,648,901	7,240,918
Accounts payable	(1,352,476)	(217,392)
Accrued expenses	(919,112)	372,128
Deferred revenue	(402,077)	689,228

Total adjustments	58,084	(1,096,600)

Net cash provided by operating activities	13,092,042	8,399,181

Cash flows from investing activities:
Purchases of marketable securities	(290,303,534)	(307,383,482)
Purchase of Cyberonics, Inc. common stock net of short-term obligation	(44,658,911)	—
Proceeds from sales of marketable securities	341,965,756	303,078,026
New facility construction	(8,582,765)	(3,102,432)
Acquisition of certain assets of microHelix, Inc.	(2,046,105)	—
Acquisition of certain operations of distributors	(1,086,558)	(5,991,271)
Minority equity investments in preferred stock	—	(1,104,000)
Additions to property, equipment, fixtures and intangible assets	(5,845,969)	(4,164,469)

Net cash used in investing activities	(10,558,086)	(18,667,628)

Cash flows from financing activities:
Exercise of stock options	4,684,022	5,812,826

Net cash provided by financing activities	4,684,022	5,812,826

Net increase (decrease) in cash and cash equivalents	7,217,978	(4,455,621)
Effect of exchange rates on cash and cash equivalents	(75,121)	—
Cash and cash equivalents at beginning of year	8,588,281	10,972,974

Cash and cash equivalents at September 30	$15,731,138	$6,517,353

Supplemental cash flow information is presented below:
Income taxes paid (net of refunds)	$199,274	$979,373

Non-cash activity:
Assumed acquisition liabilities	$131,574	$—

Stock issued for intangible assets	$767,511	$1,020,059

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
For The Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2002 (restated for 3 for 2 stock split)	18,526,014	$926,301	$129,738,644	$14,393,748	$(13,885)	$145,044,808
Net income	—	—	—	13,217,254	—	13,217,254
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(5,873)	(5,873)

Comprehensive income						13,211,381

Issuance of shares for stock option exercises	1,124,372	56,219	7,460,722	—	—	7,516,941
Stock-based compensation	—	—	845,480	—	—	845,480
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—
Issuance of earn-out shares for acquisition	59,981	2,999	1,717,242	—	—	1,720,241
Tax benefit from stock option exercises	—	—	9,786,072	—	—	9,786,072

Balance at December 31, 2003	19,712,938	985,647	149,644,033	27,515,001	(19,758)	178,124,923
Net income	—	—	—	13,033,958	—	13,033,958
Adjustment to unrealized gains on marketable securities, net of tax	—	—	—	—	14,519,915	14,519,915
Foreign currency translation adjustment	—	—	—	—	(75,121)	(75,121)

Comprehensive income						27,478,752

Issuance of shares for stock option exercises	476,294	23,815	4,660,207	—	—	4,684,022
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	767,511
Stock-based compensation	—	—	9,885	—	—	9,885
Tax benefit from stock option exercises	—	—	3,648,901	—	—	3,648,901

Balance at September 30, 2004	20,205,937	$1,010,297	$158,729,702	$40,548,959	$14,425,036	$214,713,994

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

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

In addition, ANS neuromodulation products are purchased by hospitals and other users who then bill various third party payors including Medicare, Medicaid, private insurance companies and managed care organizations. ANS also sells and bills its neuromodulation products directly to third party payors including Medicare, Medicaid, private insurance companies and managed care organizations. These third party payors reimburse fixed amounts for products and services based on a specific diagnosis. The impact of changes in third party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2003 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2004 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Marketable Securities

In August 2004, the Company acquired 3,500,000 shares, or approximately 14.7%, of the outstanding common stock of Cyberonics, Inc. in open market purchases. The aggregate purchase price paid for the shares was $49,679,619, or an average price per share of $14.194. In connection with the purchase, the Company had an obligation of $5,020,708 at September 30, 2004, due under a margin agreement with the securities firm who purchased the shares for the Company. The obligation was fully repaid subsequent to September 30, 2004. The investment in these marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains, net of tax, reported as a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Income (Loss).” At September 30, 2004, the fair value of the securities had increased in value to $71,610,000 and the Company recorded an unrealized gain, net of tax, of $14,474,051, which is included in the Accumulated Other Comprehensive Income component of shareholders’ equity.

For so long as the Company is a beneficial owner of more than 10% of Cyberonics common stock, the Company is subject to the “short swing profit” provisions of Section 16(b) of the Securities Exchange Act of 1934. Under such provisions, beneficial owners of more than 10% of a publicly-traded company’s securities are required to disgorge any profits realized on the sale of such securities within any period of less than six months.

(4)	Acquisitions

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately-held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow were returned to the Company. However, the former MicroNet shareholders may still earn additional ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006. As a result of the May 2004 agreement with MicroNet, the Company reviewed the previously recorded identifiable intangible assets associated with the MicroNet acquisition and has concluded there was no impairment of these intangible assets.

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

(5)	Stock Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statement of Income. The Company recorded $11,035 and $264,945 of stock-based compensation expense to non-employees in the three months ended September 30, 2004 and 2003, respectively. The Company recorded $9,885 and $505,430 of stock-based compensation expense to non-employees in the nine months ended September 30, 2004 and 2003, respectively. The Company has adopted the pro forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$4,741,955	$3,952,852	$13,033,958	$9,495,781
Stock-based compensation	(1,361,988)	(1,026,105)	(3,788,191)	(3,018,947)

Pro forma net income	$3,379,967	$2,926,747	$9,245,767	$6,476,834

Basic shares	20,189,242	19,382,991	20,075,223	19,040,105
Diluted shares	21,032,695	20,860,041	21,116,735	20,441,351

Pro forma Basic EPS	$.17	$.15	$.46	$.34

Pro forma Diluted EPS	$.16	$.14	$.44	$.32

(6)	Commitments and Contingencies

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On June 7, 2004, Advanced Bionics filed a lawsuit with the United States District Court, Central District of California, Case No. CV04-4054ABC (the California Action), seeking a declaratory judgment that it is not infringing ANS’ patent No. 4,793,353 (the subject of ANS’ current patent infringement claim against Advanced Bionics) and that such patent is invalid and unenforceable. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Subsequently, Advanced Bionics has informed the Company that it has asked the judge in the California Action to dismiss that case without prejudice.

The Company is a party to certain product liability claims related to ANS neurostimulation devices. Product liability insurers have assumed responsibility for defending the Company against these claims. The Company seeks to maintain

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The Company recorded income tax expense during the three months and nine months ended September 30, 2004 of $2,433,791 and $6,926,251, respectively, representing an overall effective tax rate of 33.9% and 34.7%, respectively. For the three months and nine months ended September 30, 2003, the Company recorded income tax expense of $2,382,109 and $5,504,915, respectively, representing overall effective tax rates of 37.6% and 36.7%. The decreased effective tax rate in 2004 is primarily due to a research and development tax credit, an enhanced benefit related to the Extraterritorial Income Exclusion (ETI), and income in Australia where the statutory rate for corporations is lower than the U.S. statutory rate. The effective tax rates in 2004 and 2003 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income earned on our cash, cash equivalents, and marketable securities and, in 2004, the research and development tax credit, benefits related to ETI, and the lower corporate tax rate in Australia.

The Company elected to carry forward its prior year tax loss instead of filing amended tax returns for refunds. As such the prior year income tax receivable was reclassified to deferred income tax asset, which is being utilized in the current year. In addition, the Company recorded a deferred tax liability of $7.4 million associated with the unrealized gain on its investment in Cyberonics.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average shares outstanding (basic shares)	20,189,242	19,382,991	20,075,223	19,040,105
Effect of dilutive stock options	843,453	1,477,050	1,041,512	1,401,246

Diluted shares	21,032,695	20,860,041	21,116,735	20,441,351

For the three months and nine months ended September 30, 2004 and 2003, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2004 and 2003, options to purchase 1,083,475 and 0 shares, respectively, were outstanding, and for the nine months ended September 30, 2004 and 2003, options to purchase 1,062,439 and 7,067 shares, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(9)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity net of tax effects, and consists of net income, unrealized gains or losses on the Company’s available for sale securities, and foreign currency translation adjustments. Comprehensive income for 2003 and for the nine months ended September 30, 2004 is reported in the Condensed Consolidated Statements of Stockholders’ Equity.

Comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,741,955	$3,952,852	$13,033,958	$9,495,781
Other comprehensive income (loss)	14,544,817	(1,473)	14,444,794	(6,862)

Comprehensive income	$19,286,772	$3,951,379	$27,478,752	$9,488,919

(10)	Accrued Tax Abatement Liability

In January 1998, the Company sold its cardiovascular operations to Atrion Corporation, and granted Atrion a nine-month option to acquire the Company’s principal office and manufacturing facility in Allen, Texas for $6.5 million. During October 1998, Atrion

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

exercised its option to acquire the facility. When the facility was built in 1993, the Company entered into a ten-year agreement with the City of Allen, which granted tax abatements to the Company if a minimum job base and personal property base were maintained in the City of Allen. The agreement provided for the repayment of abated taxes if the Company defaulted under the agreement. During 1998 the Company recorded a pretax expense of $969,204 in connection with the abated taxes. In April 1999, the Company was successful in petitioning the City of Allen to assign the abatement agreement to Atrion. In July 1999, the Company, Atrion and the City of Allen executed an assignment agreement under which Atrion (as successor in interest to the Company) must continue to meet the conditions of the original tax abatement agreement until August 2003. Atrion met the minimum requirements under the agreement through 2003, and as such the Company was absolved from any liability. Accordingly, the Company reversed the accrual of $969,204 in September 2003 to other income in the Condensed Consolidated Statements of Income.

(11)	Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The O.E.M. segment provides contract development and O.E.M. manufacturing. Intersegment revenue is billed at cost with no intercompany mark-up.

Segment data for the three months ended September 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$28,222,826	$3,107,582	$—	$31,330,408
Intersegment revenues	$—	$1,759,443	$(1,759,443)	$—
Segment income (loss) from operations	$7,055,180	$(443,293)	$—	$6,611,887

Segment data for the three months ended September 30, 2003 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$20,612,131	$2,806,374	$—	$23,418,505
Intersegment revenues	$—	$2,300,033	$(2,300,033)	$—
Segment income from operations	$4,662,304	$503,210	$—	$5,165,514

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment data for the nine months ended September 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$80,083,969	$8,367,153	$—	$88,451,122
Intersegment revenues	$—	$5,040,463	$(5,040,463)	$—
Segment income (loss) from operations	$19,259,887	$(289,855)	$—	$18,970,032

Segment data for the nine months ended September 30, 2003 follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$56,587,484	$8,826,073	$—	$65,413,557
Intersegment revenues	$—	$5,781,279	$(5,781,279)	$—
Segment income from operations	$11,846,364	$1,408,758	$—	$13,255,122

Foreign sales, primarily Europe and Australia, for the three months ended September 30, 2004 and 2003 were approximately 10% and 7%, and for the nine months ended September 30, 2004 and 2003 were approximately 10% and 8%, of net revenue from the Neuro Products segment, respectively. The O.E.M. segment had no foreign sales for the respective periods.

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

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow were returned to the Company. However, the former MicroNet shareholders may still earn additional shares of ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006.

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

On April 21, 2004, we acquired the assets of the Cable and Wire Division of microHelix, Inc. (microHelix), which operates out of Portland, Oregon, for approximately $2 million in cash and assumed liabilities of approximately $132,000. microHelix previously supplied coated fine wire, antennas, and certain other products to us and our wholly-owned subsidiary, Hi-Tronics Designs, Inc (HDI). The acquisition represents a vertical integration of a component supplier and provides us with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. Thirty-three personnel from microHelix joined us upon consummation of the transaction. The assets and operations acquired are part of the O.E.M. segment.

On April 21, 2004, we filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division, asserting, among other things, that Advanced Bionics Corporation is infringing a patent we own and has misappropriated certain of our trade secrets. On October 15, 2004, the judge granted our motion to amend the lawsuit to add two additional patent infringement claims, one relating to the design and structure of our electrode lead and one relating to our trial cable connector. The judge also denied Advanced Bionics’ motion to dismiss the lawsuit.

On August 12 and 13, 2004, we acquired 3,500,000 shares, or approximately 14.7%, of the outstanding common stock of Cyberonics, Inc. (NASDAQ:CYBX) in open market purchases. The aggregate purchase price paid for the shares was $49,679,619, or an average price per share of $14.194. We informed Cyberonics of this purchase on August 19, 2004, and invited management of Cyberonics to discuss the possibility of a combination of the two companies, which Cyberonics’ management declined. On September 14, 2004, in a letter to Cyberonics management, we reiterated our suggestion that we meet to discuss a business combination and stated that based upon publicly available information, we were prepared to offer Cyberonics shareholders $22 per share payable in a combination of cash and our common stock. Subsequently, the Board of Directors of Cyberonics declined our invitation to meet to discuss a business combination. Cyberonics has publicly stated that it intends to “gain clarity and certainty in a revised depression regulatory plan and timetable,” and has taken steps to try to persuade the FDA to reverse its decision in a “non-approvable” letter relating to the application of Cyberonics’ vagal nerve stimulator to treat Treatment-Resistant Depression by submitting additional data to the FDA. Cyberonics has stated that it could take 120 to 180 days or more to obtain a decision from the FDA. Given the amount of time that could transpire before Cyberonics attains clarity and certainty on this matter, Cyberonics’ Board of Directors’ decision not to discuss a business combination with us, and our judgment that it does not make good business sense to try to force the issue, on September 30, 2004, we notified Cyberonics that we were withdrawing our proposal.

At September 30, 2004, the fair value of our investment in Cyberonics common stock increased to $71,610,000 and we recorded an unrealized gain, net of tax, of $14,474,051, which is included in the accumulated other comprehensive income component of shareholders’ equity.

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

We sell products primarily through a direct sales force in the U.S and a combination of direct sales representatives and independent distributors in international markets. A significant portion of revenue is generated from consigned inventory generally maintained with field representatives, which is recognized as revenue upon notification of implant or product usage. All other product sales to end customers and international distributors are recorded upon transfer of title and risk of loss to customers, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Estimated sales returns, discounts, and rebates are recorded as a reduction of sales when the related revenue is recognized. Certain of our customers are third-party payors who reimburse fixed amounts for products based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on our history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. We do not have any continuing obligation to our customers for installation or training, and there are no acceptance clauses in our customer arrangements.

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

Stock Compensation

See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123,

“Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to our stock compensation programs.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003

Results for the third quarter and first nine months of 2004 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis® and GenesisXP™ IPG systems, which we launched in the United States in January 2002 and December 2002, respectively. We believe these systems will generate most of our revenue growth during the remainder of 2004. References below to the third quarter are comparisons of the three months ended September 30, 2004 and 2003 and references below to the first nine months are comparisons of the nine months ended September 30, 2004 and 2003, unless otherwise specified.

Net revenue. Net revenue for the third quarter increased $7.9 million, or 33.8%, and for the first nine months increased $23.0 million, or 35.2%, due to increased sales of our neuro products during both 2004 periods. Neuro product revenue increased 36.9% to a record $28.2 million in the third quarter of 2004 from $20.6 million in 2003, and for the first nine months neuro product revenue increased 41.5% to a record $80.1 million in 2004 from $56.6 million in 2003, primarily due to increased sales of our Genesis family of IPG systems. Revenue from our Renew® RF system grew modestly during both the third quarter and first nine months of 2004 compared to 2003. Net revenue of our O.E.M. business for the third quarter increased slightly to $3.1 million in 2004 from $2.8 million in 2003 due to higher volume of O.E.M. product sales, and for the first nine months, decreased to $8.4 million in 2004 from $8.8 million in 2003 primarily due to lower volume of O.E.M. product sales. We continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs, and accordingly, O.E.M. revenues may flatten or decline during fiscal 2004 compared to fiscal 2003. In a press release dated October 28, 2004, we provided a revenue outlook for the fourth quarter 2004 of $32 to $33 million and provided our initial revenue guidance for 2005 of $145 million. We believe most of our revenue growth in 2005 will be generated from increased sales of our Genesis family of IPG systems.

Gross profit. Gross profit for the third quarter increased $5.9 million, or 34.5%, and for the first nine months increased $19.6 million, or 43.5%, due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins for the third quarter increased to 73.1% in 2004, compared to 72.7% in 2003, and for the first nine months increased to 73.1% in 2004, compared to 68.9% in 2003 due to higher sales of our neuromodulation products, which contribute higher margins than O.E.M. product sales, higher neuromodulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes. In March, September and November 2003, we completed three separate acquisitions of certain operations of our remaining U.S. distributors and transitioned to a direct sales model in those associated territories, and in April 2004, we completed the acquisition of certain assets of our Australian distributor and transitioned to a direct sales model in that territory. This had the effect of improving gross margins in 2004 due to direct sales of product versus sales to distributors at reduced pricing. Correspondingly, sales and marketing expense increased as we added direct salespeople.

Operating expenses. Total operating expenses for the third quarter increased $4.4 million, or 37.4%, and increased as a percentage of revenue to 52.0% in 2004 from 50.7% in 2003. For the first nine months, total operating expenses increased $13.9 million, or 43.6%, and increased as a percentage of revenue to 51.7% in 2004 from 48.7% in 2003. These increased operating expenses during both periods in 2004 compared to 2003 were primarily due to increased investments in our sales and marketing capabilities. During late 2003 and early 2004, we added a total of 41 personnel in our sales organization including sales reps, regional sales managers and clinical specialists. We expect to leverage this investment in the next few quarters as our new sales personnel ramp up productivity.

Sales and marketing. Sales and marketing expense for the third quarter, as a percentage of net revenue, increased to 31.3% in 2004 from 29.8% in 2003, and the expense increased in absolute dollars by $2.8 million. Sales and marketing expense for the first nine months, as a percentage of net revenue, increased to 31.4% in 2004 from 28.2% in 2003, and the expense increased in absolute dollars by $9.3 million. Increases during both periods in 2004 compared to 2003 were principally due to higher salary and benefit expense from annual salary increases and staffing additions in reimbursement, direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, and higher travel expense due to increased direct sales activities. As noted above, part of the increase in sales and marketing expense is attributable to the addition of direct salespeople as a result of the three acquisitions of certain operations of our remaining U.S. distributors completed in 2003 and our Australian distributor in April 2004.

Research and development. Research and development expense for the third quarter, as a percentage of net revenue, decreased to 9.3% in 2004 from 10.9% in 2003, while the expense increased in absolute dollars by $359,000. Research and development expense for the first nine months, as a percentage of net revenue, decreased to 9.2% in 2004 from 10.1% in 2003, while the expense increased in absolute dollars by $1.5 million. The increase in expense in terms of absolute dollars during both periods in 2004 compared to 2003 was principally due to higher salary and benefit expense from staffing additions and annual salary increases. Our development efforts continue to focus on next-generation IPG stimulation systems, an IPG stimulation system for deep brain stimulation and next generation drug pumps. We budgeted $12 million in research and development expense in fiscal 2004 but now expect to spend approximately $11 million due to a delay in the commencement of our clinical trials on deep brain stimulation and migraine headaches.

General and administrative. General and administrative expense for the third quarter, as a percentage of net revenue, increased to 9.5% in 2004 from 8.0% in 2003, and the expense increased in absolute dollars by $1.1 million. General and administrative expense for the first nine months, as a percentage of net revenue, increased to 9.0% in 2004 from 8.4% in 2003, and the expense increased in absolute dollars by $2.5 million. The increase in expense during both periods in 2004 compared to 2003 was principally due to higher salary and benefit expense from annual salary increases and staffing additions, higher legal expense including expense associated with our lawsuit against

Advanced Bionics, expense related to compliance with Sarbanes-Oxley requirements, and higher depreciation expense.

Amortization of intangibles. Amortization expense of intangibles for the third quarter, as a percentage of net revenue, remained flat in 2004 from 2003, and the expense increased in absolute dollars by $153,000. Amortization expense for the first nine months, as a percentage of net revenue, increased to 2.1% in 2004 from 2.0% in 2003, and the expense increased in absolute dollars by $547,000. The increase in expense during both periods in 2004 compared to 2003 was due to additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix, additional intangible assets from earn-out consideration as milestones were met pursuant to the MicroNet acquisition agreement in 2004 and additional intangible assets we acquired in certain distributor acquisitions during the fourth quarter of 2003.

Other income. Other income for the third quarter decreased by $606,000 and for the nine months decreased by $755,000 principally due to other income in both 2003 periods of $969,000, recorded in connection with the reversal of a tax abatement liability.

Income tax expense. Income tax expense for the third quarter increased $52,000 in 2004 from 2003 as a result of increased income before taxes partially offset by a decrease in our effective tax rate. Our tax rate in the third quarter of 2004 was 33.9% compared to 37.6% in 2003. For the nine months, income tax expense increased $1.4 million in 2004 from 2003 as a result of increased income before taxes partially offset by a decrease in our effective tax rate. Our tax rate for the first nine months of 2004 was 34.7% compared to 36.7% in 2003. Our decreased effective tax rate during both periods in 2004 compared to 2003 is primarily due to a research and development tax credit, an enhanced benefit related to ETI, and income in Australia where the statutory rate for corporations is lower than the U.S. statutory rate. The effective tax rates reflect a provision for state taxes, offset by tax-exempt interest income earned on our cash and cash equivalents, and marketable securities and, in 2004, a research and development tax credit, benefits related to ETI, and the lower tax rate in Australia.

Net income. Net income for the third quarter increased $789,000, or 20%, in 2004 from 2003 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, increased gross margin and a lower tax rate. Net income per diluted share during the third quarter increased to $.23 in 2004 from $.19 in 2003. For the nine-month period, net income increased $3.5 million, or 37.3%, in 2004 from 2003 again due to increased unit sales of IPG systems, increased gross margin and a lower tax rate. Net income per diluted share for the nine-month period increased to $.62 in 2004 from $.46 in 2003.

Liquidity and Capital Resources

At September 30, 2004, our working capital increased to $158.95 million from $126.44 million at year-end 2003. The ratio of current assets to current liabilities was 11.62:1 at September 30, 2004, compared to 11.21:1 at December 31, 2003. Cash, cash equivalents, and marketable securities totaled $121.79 million at September 30, 2004 compared to $94.80 million at December 31, 2003, an increase of $26.99 million principally due to an increase in the fair value of our investment in Cyberonics, Inc. of $21.93 million.

In August 2004, we purchased 3,500,000 shares of Cyberonics common stock on the open market at an aggregate cost of $49.68 million. In connection with the purchase we used $44.66 million of our cash and borrowed $5.02 million under a margin agreement with the securities firm which purchased the shares for us. Subsequent to September 30, 2004, the margin obligation was fully repaid.

Excluding inventory we purchased in the 2004 acquisitions of microHelix and MedTel, we increased our investment in inventories from year-end 2003 by $550,000. This increase is primarily related to the building of inventory for new products we expect to launch in the fourth quarter of 2004. We purchased inventory in the amount of $171,000 in our acquisition of microHelix and inventory in the amount of $490,000 in our acquisition of MedTel.

Our investment in trade accounts receivable increased from year-end 2003 by $7.06 million due to the increase in sales of our neuromodulation products and an increase in our days sales outstanding. Days sales outstanding increased to 73 days at September 30, 2004 from 64 days at December 31, 2003 due to slower payment from hospitals, higher sales to third party payors, receivables from going direct in Australia and receivables generated from microHelix O.E.M. sales after we acquired microHelix in late April 2004.

Excluding expenditures discussed below relating to the construction of our new facility, we spent $5.8 million during the nine months ended September 30, 2004 for capital expenditures, which includes $2.1 million for new office furniture and equipment for our new facility discussed below. The remainder of the capital expenditures during the nine months ended September 30, 2004, primarily related to tooling and equipment for current products as well as new products being developed.

We completed our relocation to our new corporate headquarters facility in Plano, Texas in July 2004, prior to the expiration of our former lease in August 2004. The new facility consists of 143,000 square feet and was designed to accommodate planned growth within a five-year horizon. The total cost of the facility is approximately $17.4 million. We funded the cost of the facility from our cash reserves. During the nine months ended September 30, 2004, we spent $8.6 million on construction costs for the new facility.

We received $4.68 million of cash during the nine months ended September 30, 2004, from the exercise of employee and director stock options to purchase 476,294 shares of our common stock.

On June 1, 2004, we issued a press release announcing that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. Any repurchases would be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. Through September 30, 2004, we have not repurchased any shares of our common stock.

Liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss carryforward of $7.9 million to offset future taxable income. In the third quarter 2004 in conjunction with filing our 2003 tax return, we elected to carryforward our 2003 tax loss of $4.4 million, which is being applied against 2004 taxable income instead of re-filing previous tax returns for refunds. We acquired $3.4 million of the net operating loss carryforward in connection with the MicroNet acquisition, and its utilization is subject to a limitation under Section 382 of the Internal Revenue Code. The rules of Section 382 of the Internal Revenue Code generally apply to limit a corporation’s ability to utilize acquired net operating loss carryforwards to reduce its federal taxable income in the periods after an acquisition. The Company’s ability to use the net operating loss carryforwards acquired in the MicroNet acquisition to reduce its federal taxable income is subject to these rules. Provided the Company generates sufficient taxable income in future years, the Section 382 limitation will have the effect of deferring the utilization of the net operating loss carryforwards over several years. Without this limitation, the Company would be able to immediately use the net operating loss carryforwards to reduce taxable income in future periods. The total amount of net operating loss carryforwards that the Company may use to reduce taxable income in any taxable year after the acquisition is determined with reference to its purchase price of MicroNet. Based on current estimates and assumptions, we expect to utilize at least approximately $1.6 million in net operating loss carryforwards per twelve-month tax year, assuming we generate sufficient taxable income in any given year to utilize such amount.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the nine months ended September 30, 2004, we generated a $3.65 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options, which will be utilized along with the prior year net operating loss to offset current year taxes payable.

As noted, on April 1, 2004, we acquired for $1.09 million cash, certain assets of our exclusive distributor of our neuromodulation devices for Australia, MedTel. Also as noted, on April 21, 2004, we acquired the assets of microHelix’s Cable and Wire Division for approximately $2 million in cash and assumed liabilities of approximately $132,000.

We estimate that the pre-tax costs associated with the patent infringement/trade secret lawsuit against Advanced Bionics will be approximately $400,000 per quarter.

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

Cash Flows

Net cash provided by operations for the nine months was $13.09 million in 2004 compared to $8.40 million in 2003, an increase of $4.69 million principally due to a $3.54 million increase in net income. We increased our use of cash for changes in working capital in 2004 compared to 2003 by $4.4 million but the increase was offset by higher depreciation and amortization expense and higher deferred income taxes.

Net cash used by investing activities for the nine months was $10.56 million in 2004 compared to $18.67 million in 2003, a decrease of $8.11 million principally due to a $2.86 million reduction in the amount of cash used in certain acquisitions, a $55.97 million change in net proceeds versus purchases of marketable securities, offset by an increase of $5.48 million in new facility construction in 2003 compared to 2004 and the $44.66 million net investment in Cyberonics in 2004.

Net cash provided by financing activities for the nine months was $4.68 million in 2004 compared to $5.81 in 2003, a decrease of $1.13 million due to lower proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material adverse effect on the Company’s financial statements.

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

•	the risk of adverse changes in the value or marketability of the securities of Cyberonics, Inc. owned by the Company

•	on April 28, 2004, Advanced Bionics Corporation announced that it had received FDA approval of its rechargeable implantable SCS system for the treatment of chronic pain. In June 2004, Advanced Bionics was acquired by Boston Scientific Corporation. The entrance into the neuromodulation market of new competitors, including Advanced Bionics/Boston Scientific, may make it more difficult to compete in this market

•	the launch of new competitive products by Advanced Bionics, Medtronic, Inc. or others, as well as other market factors, could impede growth in or reduce sales of our IPG and RF systems, which would adversely affect our revenues and profitability

•	failure of our Genesis and GenesisXP IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability

•	because our principal competitors have significantly greater resources than we do, it may be difficult for us to compete in this market

•	if pain management specialists do not recommend and endorse our products, our sales could be negatively impacted and we may be unable to increase our revenues and profitability

•	if patients choose less invasive or less expensive alternatives to our products, our sales could be negatively impacted

•	any adverse changes in coverage or reimbursement amounts by Medicare and Medicaid, private insurance companies and managed care organizations, or workers’ compensation programs could limit our ability to market and sell our products

•	if we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us

•	other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights

•	the cost, uncertainty and other risks inherent in our intellectual property litigation against Advanced Bionics Corporation

•	failure to obtain necessary government approvals for new products or for new applications for existing products would mean we could not sell those new products, or sell our existing products for those new applications

•	modification of any marketed device could require a new 510(k) clearance or PMA or require us to cease marketing or recall the modified device until we obtain this clearance or approval

•	we will be unable to sell our products if we fail to comply with manufacturing regulations

•	our products are subject to product recalls even after receiving FDA clearance or approval, which would negatively affect our financial performance and could harm our reputation

•	we are subject to potential product liability and other claims and we may not have the insurance or other resources to cover the cost of any successful claim

•	we are subject to substantial government regulation and our failure to comply with all applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business

•	our reliance on single suppliers for critical components used in our main products could adversely affect our ability to deliver products on time

•	our principal competitor in the neuromodulation market, Medtronic, Inc., currently accounts for a significant percentage of our revenue from our O.E.M. segment

•	we are dependent upon the success of neuromodulation technology; our inability to continue to develop innovative neuromodulation products, including a competitive rechargeable IPG, or the failure of the neuromodulation market to develop as we anticipate, would adversely affect our business

•	our success will depend on our ability to attract and retain key personnel and scientific staff

•	if we choose to acquire complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business, product or technology in a cost-effective and non-disruptive manner

•	we are subject to additional risks associated with international operations

•	our manufacturing operations are conducted at three locations, and a disaster at any of these facilities could result in a prolonged interruption of our business

•	general economic risks

•	other risks detailed from time to time in our SEC public filings

Certain of the foregoing risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended September 30, 2004, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, with the exception of the 3,500,000 shares of common stock of Cyberonics, Inc. (NASDAQ:CYBX) purchased by the Company in August 2004 at an aggregate cost of $49.7 million. These shares are subject to equity price risk. At September 30, 2004, the value of the Cyberonics shares owned by the Company had increased in value by $21.9 million to $71.6 million. A hypothetical 10% decrease in the value of this investment from the September 30, 2004 level would decrease the fair value of this investment by $7.16 million.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing United States Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On June 7, 2004, Advanced Bionics filed a lawsuit with the United States District Court, Central District of California, Case No. CV04-4054ABC (the California Action), seeking a declaratory judgment that it is not infringing ANS’ patent No. 4,793,353 (the subject of ANS’ current patent infringement claim against Advanced Bionics) and that such patent is invalid and unenforceable. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Subsequently, Advanced Bionics has informed the Company that it has asked the judge in the California Action to dismiss that case without prejudice.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchase Program

On June 1, 2004, the Company issued a press release announcing that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. Any repurchases would be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. A copy of this press release was filed as an exhibit to the Company’s Form 8-K filed on June 2, 2004. The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2004, and has not made any purchases since the authorization.

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

	(b)	The Company furnished a report on Form 8-K on July 26, 2004, providing under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition, a press release issued by the Company on July 26, 2004, disclosing information regarding our results of operations and financial condition for the second quarter ended June 30, 2004, and our financial outlook for the remainder of 2004.

The Company filed a report on Form 8-K on August 20, 2004, providing under Item 2. Acquisition or Disposition of Assets and Item 9. Regulation FD Disclosure, a press release issued by the Company on August 20, 2004, announcing that on August 12 and 13, 2004, the Company acquired 3.5 million shares, or approximately 14.7%, of the outstanding common stock of Cyberonics, Inc. in open market purchases at prices ranging between $13.74 and $14.52 per share. We also announced in that press release that on August 19, 2004, our chief executive officer contacted

Cyberonics’ chief executive officer to apprise him of the Company’s investment, and to invite Cyberonics to discuss, in general, the opportunities presented by a possible business combination of the Company and Cyberonics.

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

ADVANCED NEUROMODULATION SYSTEMS, INC.

Date: November 8, 2004	By: /s/ F. Robert Merrill III

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