Form 10-K
period 2004-12-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2005-03-15
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-10521

ADVANCED NEUROMODULATION SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1646002 (I.R.S. Employer Identification No.)

6901 Preston Road, Plano, Texas (Address of principal executive offices)	75024 (Zip Code)

Registrant’s telephone number, including area code: (972) 309-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Title of Class
Common Stock, $.05 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

     Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2004: $653,838,906

     Number of shares outstanding of the registrant’s Common Stock as of March 2, 2005: 20,448,710

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

Advanced Neuromodulation Systems, Inc.

Annual Report

Form 10-K

Year Ended December 31, 2004

PART I

ITEM 1. BUSINESS

Overview

Our mission is to design, develop, manufacture and market advanced implantable neuromodulation devices that improve the quality of life for people suffering from chronic intractable pain and other disorders of the nervous system. Neuromodulation devices include implantable neurostimulation devices, which deliver low levels of electric current directly to targeted nerve fibers or tissue, and implantable drug infusion systems, which deliver small, precisely controlled doses of drugs directly to targeted sites within the body. Our products utilize innovative technologies that offer advanced programming features, user-friendly interfaces and small implanted devices, resulting in greater patient comfort. We are leveraging our neuromodulation product platform technology to develop new pain management products and to expand into new applications that address the increasing list of clinical applications for neuromodulation therapy.

To achieve our mission, certain key elements of our overall business strategy include the following commitments:

•	Innovation. We are committed to acquiring a deep understanding of our customers’ needs and to developing best-in-class products.

•	Quality. We are committed to the principles of quality and will continuously pursue excellence in development and manufacturing.

•	Customer Service. We are committed to serving the patients, physicians and clinicians who rely on our ability to create, manufacture and deliver our products.

•	Financial Strength. We are committed to maintaining the financial strength necessary to continuously invest in product development, clinical trials that prove the safety and efficacy of our products for new applications, and organizational capability, enabling us to provide superior products and services in support of our mission.

•	Culture. We are committed to maintaining an entrepreneurial spirit that encourages personal responsibility and a strong work ethic within a corporate culture centered on teamwork, integrity, respect and humility.

We market our products to physicians who specialize in managing chronic pain. We define chronic pain as pain that persists or recurs for more than six months, is resistant to conservative therapies and significantly restricts a patient’s normal activities. There are approximately 3,000 pain management specialists in the U.S., approximately 85% of whom are anesthesiologists and approximately 15% of whom are neurosurgeons or orthopedic surgeons, and we believe that the number of pain management specialists is growing. We estimate that we currently serve approximately 1,000 of these pain management specialists.

We are the only company in the world that offers a full array of neurostimulation systems: radio-frequency powered systems, conventional implantable pulse generators and rechargeable implantable pulse generators. We believe that the right device is necessary for the right indication: “one size does not fit all.” Accordingly, we currently market three principal product lines: our Renew® radio frequency (RF) systems, our Genesis® implantable pulse generator (IPG) systems, which include conventional and rechargeable battery models, and our AccuRx® implantable drug pump. We have sold Renew in the U.S. since June 1999 for treatment of chronic pain of the trunk and limbs. Renew’s is the smallest generator on the market and uses an external RF transmitter to power the device, which reduces the need for surgery to replace a depleted battery and provides higher power outputs because battery management is not an issue. The RF system’s advanced features effectively manage complex and multi-extremity pain patterns and provide pain management specialists with significant programming flexibility.

We began selling Genesis in Europe in the first quarter of 2001 and in the U.S. and Australia in January 2002 for treatment of chronic pain of the trunk and limbs. We believe that Genesis is a clinically proven system that offers the highest size to battery capacity ratio in conventional IPGs and more flexibility in addressing different pain patterns and other technological advances, which provide us with a competitive advantage in this class of product.

Additionally, we received approval from the U.S. Food and Drug Administration (FDA) in July 2002 to market an enhanced version of Genesis, the GenesisXP™ IPG system for treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis, resulting in enhanced longevity and/or additional power to treat more complex pain. In December 2004, the FDA approved the GenesisRC™ rechargeable IPG system for sale in the U.S. The GenesisRC is a rechargeable battery version of the GenesisXP. The primary benefit of the GenesisRC is that because the battery can be recharged externally, higher energy outputs are possible for extended periods of time, resulting in greater patient convenience and treatment options for patients who need these features. On March 10, 2005, the FDA approved our second rechargeable system, the Eon™ IPG system, for sale in the U.S. Eon is smaller than the GenesisRC and can power up to 16 (versus 8) electrodes. We intend to begin a limited launch of Eon in the U.S. during the second quarter of 2005, and a full market launch in the second half of 2005.

We began selling AccuRx in certain international markets in the second quarter of 2001 and in 2003 completed all implants in a 109 patient clinical trial we conducted of AccuRx in the U.S. under an investigational device exemption (IDE) from the FDA. AccuRx is smaller and lighter than the other constant flow drug pumps currently on the market, and it incorporates a new polymeric diaphragm technology that makes it more precise under varying conditions than other constant flow drug pumps. We filed our pre-market approval (PMA) application for AccuRx with the FDA in December 2003. We currently expect an early 2006 launch of AccuRx within the U.S., assuming the FDA approves our application.

Hi-tronics Designs, Inc. (HDI), our wholly-owned subsidiary, designs and manufactures medical devices for us, and for other companies on an O.E.M. (original equipment manufacturer) basis. HDI’s core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements. The acquisition of HDI allowed us to leverage its expertise in development and manufacturing and benefit from its platform technology.

In 2003, we acquired certain operations of our three remaining U.S. distributors who marketed our neuromodulation products in the U.S. In March 2003, we acquired certain operations of Sun Medical, Inc. (Sun Medical), our largest distributor, for approximately $4.9 million. In September 2003, we acquired certain operations of Comedical, Inc. (Comedical) for approximately $1.1 million. In November 2003, we acquired certain operations of our sole remaining U.S. distributor, State of the Art Medical Products (SOTA), for approximately $4.2 million. As part of these acquisitions, most of the direct sales persons who represented our products joined us as direct employees. We believe that these acquisitions have strengthened our sales capabilities and enabled us to focus the sales priorities of those personnel on our products, expand sales coverage in those former distributor territories and invest in customer and market development.

In January 2004, we began operations in Germany to sell neuromodulation devices through our wholly-owned subsidiary, ANS Germany GmbH. Prior to this time, we utilized a distributor in Germany. This relationship was terminated in January 2004 at no cost to ANS. In April 2004, we began operations in Australia to sell neuromodulation devices through our wholly-owned subsidiary, ANS Australia Ltd. Previously, we utilized a distributor in Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia (MedTel). We acquired certain assets of MedTel in April 2004 for approximately $1.1 million.

In April 2004, we acquired certain assets of microHelix Inc.’s Cable and Wire Division (microHelix), which operates in Portland, Oregon, for approximately $2.2 million. microHelix supplied coated fine wire, antennas and certain other products to ANS and HDI. The acquisition provided us with additional engineering resources and intellectual property for the design and development of new projects and technology and provides contract development and custom manufacturing for other medical device companies. The operations of these assets in Portland are included in our O.E.M. segment from the date of acquisition.

In August 2004, we acquired 3.5 million shares of the common stock of Cyberonics, Inc. (Cyberonics), for an aggregate purchase price of approximately $49.7 million with working capital funds on hand. We purchased the shares for investment purposes and because we believed that ownership of the shares could facilitate a business combination between Cyberonics and ANS that could have created significant synergies in technology development, manufacturing, sales and marketing, regulatory, administrative and other areas. Cyberonics decided not to enter into or pursue any merger or combination discussions with us. On February 2, 2005, Cyberonics announced that the FDA deemed its vagal nerve stimulation device approvable for treatment of certain types of chronic depression. Due to the increase in the price of Cyberonics’ common stock following the FDA’s announcement, coupled with the Cyberonics’ board of directors decision not to discuss a possible combination, we sold all 3.5 million shares of the common stock of Cyberonics in open market transactions on February 14, 15, 16 and 17, 2005. Gross proceeds from the sale were approximately $135.3 million and we will report a pre-tax gain of approximately $85.2 million, net of acquisition, in the first quarter of 2005.

We were incorporated in the State of Texas on May 2, 1979.

The Neuromodulation Market Opportunity

When treating patients suffering from chronic intractable pain, pain management specialists can select from several therapy options, ranging from the least invasive and lowest-cost therapies to the most aggressive and expensive therapies.

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

The use of neuromodulation devices to manage chronic pain and treat neurological disorders is growing rapidly. According to an independent study, spinal cord stimulation products were forecasted to account for $357.0 million in revenues in 2003 in the U.S., up from $293.2 million in 2002. Total neurostimulation revenues for all currently approved indications in the U.S. (including deep brain stimulation, sacral nerve stimulation and other applications) were forecasted to account for $553.4 million in 2003, up from $435.7 million in 2002, according to the same study. A separate study forecasted that in 2002 worldwide sales of drug pumps (including both programmable and constant rate pumps) were approximately $270 million.

The primary factors driving the growth of the neuromodulation market include the following:

•	Increased physician and patient awareness of the benefits of neuromodulation. Neuromodulation can manage pain effectively, is minimally invasive, has relatively few side effects and is generally reversible. As physicians and their patients are becoming more aware of these and other benefits and more accepting of this treatment option, neuromodulation is being used earlier in the process of managing chronic pain. Consequently, the number of pain management specialists worldwide who understand and are trained to use neuromodulation products and techniques is growing steadily.

•	Expanded indications for the use of neuromodulation products. Neuromodulation products have demonstrated success in the treatment of indications outside of chronic pain. Other companies have recently received regulatory approvals in the U.S. to use these products to address new indications, including essential tremor, Parkinson’s Disease, and incontinence, and future approvals are expected for depression, angina, severe headaches, obesity, pelvic pain, tinnitus, traumatic brain injury, stroke and other disorders, which should significantly expand the neuromodulation market.

•	Technological advances in neuromodulation products. Advances in technology have decreased the size of neuromodulation devices, increased the energy outputs and longevity of their power sources and enhanced programmability and other functional components of the devices, leading to better results for patients.

•	Patients’ increased focus on quality of life. In the past, chronic pain sufferers were often resigned to long-term use of pain-killing drugs, often bedridden and unable to maintain a normal lifestyle. Today, many chronic pain patients hope to resume an active lifestyle following an injury or illness, and thus are more likely to consider and pursue neuromodulation therapy.

Our Strategy

Our main objective is to be a leading provider of a full range of innovative neuromodulation devices for the management of chronic pain and nervous system disorders. To achieve this objective, we are pursuing the following business strategies:

•	Expand our presence in the chronic pain market. Through the launches of our IPG systems, we entered a market that is estimated to be nearly five times larger than the RF market, and thus significantly expanded our potential market opportunity. We intend to continue increasing our penetration of the chronic intractable pain market by enhancing our product development and regulatory capabilities and our sales and marketing resources. We also intend to leverage our relationships with pain management specialists as well as our favorable track record with our RF systems and first generation IPG systems to grow our market share in the IPG portion of the neurostimulation market and to maintain our position in the RF portion of this market.

•	Pursue regulatory approvals for new treatment indications. We believe our neurostimulation technology platforms have broad applicability for multiple treatment indications beyond chronic pain conditions. We will evaluate new clinical applications to treat disorders affecting large patient populations, including essential tremor, Parkinson’s Disease, depression, incontinence, angina, severe headaches, obesity, pelvic pain, tinnitus, traumatic brain injury, and other indications, where neuromodulation has demonstrated success.

•	Continue to build and expand our technology leadership. We have focused on building a corporate infrastructure and core competency in research and development, manufacturing, sales and marketing, reimbursement and regulatory affairs to provide our customers with the highest quality products and services. We believe this strategy will enable us to expand our existing product platforms into new applications and product offerings. We will continue to invest significant resources in the development of our infrastructure and technology platforms to maintain our reputation as a leader in the neuromodulation market.

•	Evaluate and pursue acquisitions and strategic alliances. We will pursue acquisitions and strategic alliances that complement our existing neuromodulation business, products and technology platforms and that enhance our product development and our technological and marketing capabilities.

Our Products

Within the neuromodulation market, there are two main categories of treatment: neurostimulation, in which an implanted device delivers electrical current directly to targeted nerve sites, and implantable drug pumps, in which an implanted pump delivers drugs through a catheter directly to a targeted site.

Neurostimulation Therapy Overview

Neurostimulation involves delivering low-level electrical impulses via an implanted device (sometimes referred to as a pacemaker for pain) directly to the spinal cord or peripheral nerves. This stimulation interferes with the transmission of pain signals to the brain and inhibits or blocks the sensation of pain felt by the patient. This stimulation of nerves at or near the site where pain is perceived replaces the painful sensations with a more pleasing sensation called “paresthesia,” which is often described as a tingling or massaging sensation. Neurostimulation is generally used to manage sharp, intense and constant pain arising from nerve damage or nervous system disorders. Whether or not a patient is an appropriate candidate for neurostimulation depends upon a variety of factors, including the cause, the type and the location of the pain or neurologic disorder.

A neurostimulation system typically consists of the following three components which are designed to work together:

•	Pulse Generator or Receiver. One component produces the electric current to the lead(s) and is generally implanted under the patient’s skin in the abdominal or buttock area. This component differs between an RF system and an IPG system. With an IPG system, this component is a pulse generator, which includes a built-in battery and electronics that are housed in a single container. The entire container is implanted under the skin. With an RF system, one component is a receiver, which is implanted under the skin, and one component is a transmitter, which is worn outside the body like a cell phone or pager. With an RF system, the transmitter contains an antenna, electronics and a battery and it delivers radio waves through the skin to the implanted receiver, which are then sent as electrical impulses to the lead or leads.

•	Programmer/Transmitter. The programmer/transmitter is used to program the power supply and to adjust the intensity of the stimulation. Programs represent the various electrical settings, including amplitude, frequency, pulse width and polarity, which are transmitted to electrodes on leads. The programmer/transmitter allows a patient and physician to create different programs to cover various pain patterns.

•	Leads. Leads are very thin cable or wires, which have an electrical connector on one end that connects to the implanted pulse generator or receiver and has metal electrodes on the opposite end of the lead. The electrodes deliver the electrical impulses received from the pulse generator or receiver directly to the targeted nerve fibers. Leads can vary by type (percutaneous or surgical), number of electrodes (four to sixteen), electrode shape, configuration and spacing, and length. Percutaneous leads can generally be implanted through a needle and usually do not require a surgical incision. Surgical leads, also referred to as paddle leads, are larger and generally require a surgical incision.

Implant procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. In most cases, implantation is done in two steps: a trial implantation and a permanent implanation. A patient will often receive a trial device for a period of up to two weeks, which allows the patient and physician to determine if the patient is a good candidate for neurostimulation, which type of system to use and to try different power and programming levels to see what provides maximum pain relief. If the trial implant adequately controls a patient’s pain, the patient will return to receive a permanent system. Based on our experience, approximately more than 60% of patients who undergo a trial procedure elect to receive a permanent implant. Implant procedures typically cost between $30,000 and $50,000, including the cost of the system, physician fees and facility fees. The cost of the system generally ranges from $10,000 to $20,000, depending on whether an IPG or RF system is used, the components utilized and the sophistication of the system selected.

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

Our Neurostimulation Products

We currently market two neurostimulation product platforms worldwide: our Genesis family of totally implantable IPG systems and our Renew RF system, which uses an external power source. On March 10, 2005 the FDA approved our second rechargeable system, the Eon IPG system, for sale in the U.S. We intend to begin a limited launch of Eon in the U.S. during the second quarter of 2005, and a full market launch in the second half of 2005.

Genesis

In late 2000, we received regulatory approvals to begin selling our Genesis IPG system in certain international markets, and we commenced sales during the first quarter of 2001. In November 2001, we received FDA approval of Genesis for treatment of chronic pain of the trunk and limbs, and we launched Genesis in the U.S. in January 2002. Additionally, we received approval in July 2002 from the FDA to market the GenesisXP IPG system for the treatment of chronic pain of the trunk and limbs, which we launched in the U.S. in the fourth quarter of 2002. The GenesisXP offers substantially more battery capacity than Genesis, resulting in enhanced longevity and/or additional power to treat more complex pain. Conventional IPGs like Genesis and GenesisXP are well suited for patients with relatively simple pain or modest power requirements, and for patients who would have difficulty managing a rechargeable system.

In December 2004, the FDA approved the GenesisRC, a rechargeable battery version of the GenesisXP, for sale in the U.S. GenesisRC features a high capacity battery that gives it the longest projected life of any rechargeable neurostimulation device currently on the market. It also offers the longest time between charges and the fastest recharge rate for greater patient convenience. The primary benefit of the GenesisRC is that because the battery can be recharged externally, higher energy outputs are possible for extended periods of time, resulting in greater patient convenience and treatment options for patients who need these features. Because we now offer both conventional and rechargeable IPGs, we participate in the largest part of the implantable neurostimulation market, as more than 80% of neurostimulation implantation procedures performed involve IPG systems and the remainder involves RF systems.

Like other IPGs, Genesis and GenesisXP are totally implanted and contain a power source with a life of two to five years, depending on stimulation parameters. Generally, simple, localized pain sufferers require less power output than complex, multi-site pain sufferers. These patients and their physicians will usually select a conventional IPG to benefit from the convenience of a totally implantable system. Patients with complex multi-focal pain who have the capability to manage a rechargeable system like GenesisRC and Eon may opt for that alternative.

Renew

Renew is the latest generation system in our RF stimulation product line, which we believe is the leading technology in the RF stimulation market. We introduced Renew in the U.S. during June 1999 and began selling it in international markets during 2000. The Renew system consists of an implanted RF receiver/pulse generator and leads, and a transmitter containing a power source that is worn externally. The system is powered with the help of an antenna that is attached to the patient’s skin with adhesive tape. Because Renew has a rechargeable, external power source, we believe it is best suited for patients with complex, changing or multi-extremity pain patterns that require higher power levels for treatment where battery management, even with a rechargeable system, is problematic.

Eon

In March 2005, the FDA approved our Eon rechargeable battery system for sale in the U.S., our second rechargeable system. Like GenesisRC, Eon features a high capacity battery that gives it the longest projected life of any rechargeable neurostimulation device currently on the market. Also like GenesisRC, it offers the longest time between charges and the fastest recharge rate for greater patient convenience. The Eon system features an IPG roughly the same size as our Genesis IPG, however, which is substantially smaller than the IPG in the GenesisRC system. Eon also can power up to 16 electrodes in a dual 8-electrode lead configuration, similar to our Renew system. The Eon system is indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs, including unilateral or bilateral pain associated with failed back surgery syndrome, intractable low back pain and leg pain.

Key Components

We market a trial system and a recently upgraded MTS™ trial system to assist physicians in determining which type of neurostimulation system (RF, conventional IPG or rechargeable IPG) will provide the best long-term pain relief for each individual patient. Our trial systems feature broad parameter ranges and versatility to power up to 16 electrodes, which allows a physician to assess an individual patient’s requirements with regard to power consumption, lead configuration, electrode combinations and programming parameters.

In 2004, we announced FDA market clearance and launch of our Lamitrode® lead with a Tripole 8™ configuration, the market launch of our new Axxess® lead and the market launch of our C Series™ curved lead. The Lamitrode lead with Tripole 8 configuration features a three-column electrode array, which allows clinicians to direct the stimulation current more precisely to nerve structures deep in the spinal cord and results in greater programming flexibility. The Axxess lead is a very thin and steerable lead which allows for greater physician control. The C Series curved Lamitrode leads are designed to mimic the curve of the epidural space—the space between the spine and the spinal cord. The C Series curved leads are designed to direct stimulation toward the spinal cord and to minimize unwanted stimulation in the posterior epidural space and they feature two rows of electrodes with wide lateral spacing to enhance bilateral stimulation.

We also currently market Rapid Programmer™, an innovative programming platform designed to simplify programming of all our current systems. This palm-sized programmer features a touch screen interface, which clinicians can easily navigate to create multiple programs, adjust variables, and generate pain and stimulation maps. Rapid Programmer allows clinicians to quickly and efficiently test patients intraoperatively and to program postoperatively. We offer another programmer, PainDoc®, which is a Windows-based computerized support system designed to assist physicians and their patients in optimizing the performance of our stimulation devices pre-, intra-, and post operatively. PainDoc interfaces with the transmitter or programmer to optimize stimulation therapy and document treatment outcomes.

Our Neurostimulation Technologies

Although our Renew, Genesis, and Eon systems differ in certain significant respects, they share similar technology platforms and benefits, including:

•	Broadest range of lead options. Our Renew, Genesis, and Eon systems work with a broad range of lead and electrode configurations, mirroring the variability in clinical needs. This provides an increased likelihood that the stimulation fields can be precisely directed to the targeted nerves and provides the necessary pain coverage to accommodate the full range of patients and anatomy.

•	Advanced programmability. Our Renew, Genesis, and Eon systems feature MultiStim® technology. This technology allows clinicians to create multiple stimulation programs, which can be delivered rapidly and sequentially to cover complex pain patterns. These systems also feature PC-Stim®, which enables patients to select from a number of clinician-prescribed stimulation programs to optimize treatment as their pain patterns change. Our PainDoc and Rapid Programmer work in conjunction with MultiStim and PC-Stim technology to achieve the selection of the most favorable stimulation programs for the patient.

•	Innovative and patented technology. Our neurostimulation devices offer our advanced patented technology, which allows programmability of each individual electrode to a “tri-state” position, either positive, negative or neutral. This provides added flexibility in directing the flow and “shape” of stimulation and is a valuable tool in addressing lead migration through reprogramming.

•	Reduced size of implanted device. Our Renew receiver is the smallest spinal cord stimulation generator on the market and offers the greatest size to power ratio. Our Genesis IPG and GenesisXP offer smaller “size-to-power” ratios than the other conventional battery IPGs currently on the market, which helps enhance patient comfort.

•	Ease of lead implantation. Our leads are designed for ease of implantation, which makes the procedure easier for physicians to perform and reduces the time required to complete the procedure.

•	User-friendly interface. Our neurostimulation devices have easy-to-use controls and interactive displays that include a stimulation diagram for quick visual confirmation of stimulation coverage.

The following table summarizes some of the key features of the Renew, Genesis and Eon systems:

PRODUCT FEATURES	RENEW	GENESIS (1)	EON & GENESIS RC
Implanted Elements	Receiver/leads	Pulse generator power supply, leads	Rechargeable pulse generator power supply, leads

External Elements	Programmer, transmitter/power supply, antenna	Programmer	Programmer, battery recharger

Battery	External, rechargeable and replaceable	Internal with 2-5 year life, depending on program settings and system use	Internal, rechargeable with 7 years of life at high power settings (2)

Programming Control	Up to 24 programs, plus some patient control	Up to 24 programs	Up to 24 programs

Lead and Electrode Capacity	1 to 4 leads utilizing up to 16 electrodes	1 or 2 leads utilizing up to 8 electrodes	1 or 2 leads utilizing up to 8 electrodes with GenesisRC and up to 16 electrodes with Eon

(1) Includes our Genesis IPG and our GenesisXP IPG systems.

(2) Per our December 2004 and March 2005 FDA approved labeling.

Our Implantable Drug Pump Product — AccuRx

Implantable infusion systems deliver precise doses of medication directly to a targeted site. This direct drug delivery creates a higher drug concentration at the site, which can provide better drug effect with much lower quantities of medication. For example, the difference in intraspinal versus oral morphine dosage is approximately 1:300. These lower dosages help to minimize side effects. Today, implantable drug pumps are used for the delivery of morphine for the treatment of pain (such as cancer pain), baclofen for spasticity and other movement disorders, insulin for pancreatic disorders, and for the intra-arterial delivery of various drugs for chemotherapy.

Implantable infusion systems consist of the pump and a catheter. The pump contains a reservoir that holds the drug and regulates the drug’s delivery rate. The pump is implanted under the skin in the abdominal area and is connected to the catheter, which is tunneled under the skin into the intrathecal space of the spinal column. Implantation procedures are most often performed at hospitals on an outpatient basis, with a small percentage of procedures also performed at ambulatory surgery centers and at hospitals on an inpatient basis. The pump is refilled by placing a needle through the skin into an access port on the pump and injecting the drug into the reservoir.

Currently, there are two basic types of implantable drug pumps — constant flow and programmable. Constant flow pumps provide drug infusion at a single, continuous flow rate that generally cannot be changed once the pump has been implanted in the patient. The concentration of drug can be modified, of course. Programmable pumps allow the rate of drug delivery to be non-invasively changed to meet the patient’s needs. According to an industry report, worldwide sales of programmable drug pumps in 2002 were forecasted to be approximately $243 million, as compared with worldwide sales of constant flow drug pumps of $27 million.

We have developed one drug pump product, our AccuRx constant flow drug pump. We received regulatory approvals to distribute AccuRx in certain international markets for the delivery of morphine and began selling AccuRx in those markets in the second quarter of fiscal 2001. We also received an IDE from the FDA to initiate clinical trials in the U.S. for the delivery of morphine. The clinical trials included 15 sites and 109 patients, all of whom have now been implanted with AccuRx systems. We filed our PMA application with the FDA in December 2003, and must receive approval from the FDA before we can market AccuRx within the U.S. We currently expect an early 2006 launch of AccuRx within the U.S., assuming the FDA approves our PMA application. Pending FDA approval, we have elected not to actively market AccuRx outside the U.S. until we receive FDA clearance.

AccuRx is currently the only constant flow drug pump that is powered by our proprietary polymeric diaphragm, rather than by pressurized gas in a chamber surrounding the drug reservoir. The advantages of this design are that our pump is more precise under varying conditions (because its operation is not affected by changes in the body’s temperature or pressure), simpler to manufacture, and is lighter weight and more ergonomically shaped than other drug pumps on the market and can hold more drug for its size than competing products.

Financial Segments

We operate in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The O.E.M. segment provides contract development and O.E.M. manufacturing of electromechanical devices. See Note 12 to the Consolidated Financial Statements for segment financial data for the years ended December 31, 2004, 2003 and 2002.

Sales and Marketing

General

We target our sales and marketing efforts at pain management specialists, which include anesthesiologists, neurosurgeons and orthopedic surgeons. Because most pain management specialists implant both RF and IPG devices, as well as drug pumps, we have leveraged our relationships and experience with pain management specialists and our track record with our RF systems to establish our position in the IPG portion of the neurostimulation market. Additionally, because we have rounded out our product offerings with our IPG systems, we have been better able to target physicians who have historically implanted only IPGs.

In 2004, we derived approximately 90% of our neuromodulation product net revenues from domestic sales and approximately 10% from international sales.

U.S.

With our acquisitions of certain operations of our remaining three domestic distributors in 2003 and additional hiring, we have substantially expanded our domestic sales force. In the U.S., we currently use a hybrid sales force to staff 91 territories, which consists of direct sales employees and commissioned sales agents. We typically have contracts with all of our sales agents that provide for exclusive territories and sales quotas.

Our sales agents cover defined geographic territories and focus predominantly on the pain management market. Many of our commissioned sales agents sell our products as their flagship product line. We pay our sales agents commissions at contractual rates, and we invoice and collect revenues from end users (typically hospitals and ambulatory surgery centers).

We employ clinical specialists, who support our direct and commissioned sales agents by providing intra-operative technical and clinical assistance and post-operative programming support.

In addition, we employ ten field sales executives who oversee our commissioned sales agents and direct sales employees.

Our domestic marketing programs include:

•	medical marketing programs intended to educate physicians, healthcare facilities and their staffs about our products and their use;

•	surgical training programs offered to physicians interested in improving their surgical techniques in implanting our products;

•	education materials, such as brochures and videos, to educate patients and physicians about chronic pain and our products;

•	reimbursement assistance, with the help of outside consultants, to assist hospitals and ambulatory surgery centers in obtaining appropriate and adequate reimbursement for our products and their services;

•	consulting relationships with select key opinion leaders who help train other physicians on the proper implantation and use of our products, consult with us about our current and future product designs and development, treatment trends and other areas of interest;

•	web site marketing focused on educating both physicians and patients about chronic pain, our product alternatives, reimbursement for spinal cord stimulation (SCS) procedures and equipment;

•	medical journal advertisements; and

•	involvement in medical device societies and conferences.

International

We are represented by direct salespersons who we employ in Germany and Australia. In other international markets, we market our products through 18 independent distributors who represent us in 25 countries. Our Vice President of International Sales manages our international distribution network. We are in the process of training and signing independent distributors to market our products in additional countries.

Customer Service

Our sales representatives and clinical specialists are responsible for working with physicians and nurses to program and trouble-shoot any technical issues with our RF and IPG systems. Both the RF and IPG systems have different program settings, which can be programmed and saved into memory. Therefore, training of physicians and nurses is required for new users of our products. We typically provide a limited warranty against defects in workmanship and materials for one year from the date of sale of our products to end-users.

Major Customers

During 2004 and 2003, we had no customer who accounted for greater than 10% of our total net revenue. During 2002, Sun Medical accounted for $6.30 million, or 11.0%, and Medtronic, Inc. (Medtronic) accounted for $6.74 million, or 11.7% of our total revenue. In March 2003, we acquired certain operations of Sun Medical and hired substantially all of the salespeople who had accounted for sales of our neurostimulation products in our Neuro Products segment.

During the year ended December 31, 2004, we had two customers that together accounted for $8.36 million, or 70.4% of net revenue of our O.E.M segment. Medtronic accounted for $6.55 million, or 55.2%, and Arrow International, Inc. (Arrow) accounted for $1.81 million, or 15.2%. During the year ended December 31, 2003, Medtronic and Arrow accounted for $9.84 million, or 88.8% of net revenue of our O.E.M. segment. Medtronic accounted for $8.40 million, or 75.8%, and Arrow accounted for $1.44 million, or 13.0%. During the year ended December 31, 2002, Medtronic and Arrow accounted for $9.52 million, or 89.3% of net revenue of our O.E.M. segment. Medtronic accounted for $6.74 million, or 63.2%, and Arrow accounted for $2.78 million, or 26.1%.

Medtronic is our most significant competitor in our neurostimulation business for which our O.E.M segment manufactures two products. One of these products accounts for substantially all the revenues generated from Medtronic, is not utilized in the markets we serve and thus is not competitive with any of our products, and is manufactured under a Supply Agreement that expired on January 1, 2005. Medtronic has indicated its desire to extend the Supply Agreement, and continues to purchase 100% of its requirements from us while contractual provisions of an extended or new Supply Agreement are being negotiated. The loss of Medtronic’s business could materially adversely affect our O.E.M. segment, but should not materially affect us as a whole.

Research and Development

We currently have an in-house research and development staff of 83 people. In 2004, we spent $10.75 million (8.9% of total net revenue) on research and development and clinical trials. As the market is rapidly expanding, in 2005 we intend to increase our investment in research and development and clinical trials to approximately $20 million to capitalize on the opportunity to pursue several new indications with our existing technology and products and to develop new technology and products for the future. We believe the increased investment is strategically important to achieving our mission in the long-term. In 2003 and 2002, we spent $9.53 million (10.5% of total net revenue) and $5.84 million (10.2% of total net revenue), respectively, on research and development and clinical trials.

Our current research and development efforts include work on the following:

•	An IPG stimulation system to address migraine headaches. During the first quarter of 2001, we initiated a pilot clinical study in the U.S., which consisted of 10 patients at 2 sites, to evaluate the efficacy of Genesis for treating migraine headaches. We completed the pilot study during the second quarter of 2002. We recently received FDA approval to conduct a pivotal study, which should support a PMA application to treat migraine headaches. There are approximately 23 million patients in the U.S. alone who suffer from migraine headaches, of whom approximately 2.2 million patients suffer from chronic severe migraine headaches.

•	IPG stimulation systems for deep brain stimulation to address essential tremor and Parkinson’s Disease. We recently amended our IDE applications and expect to initiate two pivotal clinical trials in 2005 for deep brain stimulation to treat essential tremor and Parkinson’s Disease.

•	Planning a multi-site pilot study related to deep brain stimulation for the treatment of chronic or recurrent treatment-resistant depression.

•	Planning a second pilot study for sacral nerve stimulation for pelvic pain and associated incontinence.

•	Exploring new applications of our neurostimulation systems to address angina, peripheral vascular disease, tinnitus, obesity, obsessive compulsive disorder and tramautic brain injury.

•	Next-generation neurostimulation systems.

•	Next-generation drug pumps, including a prototype programmable pump that will take several years to develop, and new applications for drug pumps.

•	Clinical trials that we expect to initiate on several of our new applications upon IDE approval from the FDA.

OEM Operations

Our HDI subsidiary assists in developing and manufacturing our neurostimulation products. HDI’s core strength is in developing highly sophisticated electromechanical devices featuring electronic circuits with very low power requirements, utilizing both discrete and highly integrated technology. Combined with our capabilities in the same areas, as well as in the design and manufacture of implantable leads, electronic device control and communication systems and implantable drug pumps, we believe this expertise allows us to develop more sophisticated products in less time.

In April 2004, we acquired certain assets of microHelix’s Cable and Wire Division, which operates in Portland, Oregon, for approximately $2.2 million. microHelix supplied coated fine wire, antennas and certain other products to ANS and HDI. The acquisition provided us with additional engineering resources and intellectual property for the design and development of new products and provides contract development and custom manufacturing for other medical device companies.

Our O.E.M. operations have developed and introduced numerous medical devices for leading medical device companies in the fields of cardiology, neurology and orthopedics. Through our O.E.M. operations, we offer our customers complete development and manufacturing services, beginning with product definition and design and continuing through validation, prototyping, regulatory approval and manufacturing. In 2004, our O.E.M. operations accounted for 9.8% of our total revenues. We expect revenue at our O.E.M. operations to grow modestly and we expect the percentage of our O.E.M. operation’s revenue to our total revenue to decrease further as our neuromodulation sales continue to grow and as we continue to utilize more of our O.E.M operation’s manufacturing and development capabilities for our own needs. We currently use approximately 53% of our O.E.M. operation’s manufacturing output to supply products on an intercompany basis.

Manufacturing

We operate three manufacturing facilities: Plano, Texas; Hackettstown, New Jersey; and Portland, Oregon. We assemble and package the majority of our neurostimulation devices and implantable drug pumps at our Plano facility. We also manufacture a variety of medical devices and products on an O.E.M. basis in our Hackettstown and Portland facilities.

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

We rely on third-party suppliers for most of our products’ components and on single suppliers for several critical components used in our main products, including the computer chip used in the receiver of our RF system, the computer chip used in the IPG programmer and Renew transmitter, the batteries used in our IPG systems and the medical-grade polyurethane (bionate) that we and our competitors use in products. We have been notified by the supplier of the computer chip used in the receiver of our RF system that at some point in the future it intends to cease manufacturing and supplying the computer chip, but to date it has not determined when this will occur. Upon notification from this supplier that it will cease to manufacture the computer chip, we are allowed to place a final one-time purchase order for the computer chip. In the interim, we are maintaining a higher than normal inventory of the computer chip and are working to develop a new product design that uses an alternative computer chip. We currently have enough of the chips in stock to meet our projected requirements through the end of 2005.

We currently have sufficient manufacturing capacity to support our business plan. In mid-2004, we relocated our Plano facilities to our new corporate headquarters, which significantly increased our manufacturing capacity. See Item 2 “Properties.” We have no backlog.

Intellectual Property

Our intellectual property includes a growing list of patents, trade secrets, know-how, trademarks and agreements. We currently own or hold exclusive field of use licenses to 48 U.S. and 11 foreign patents relating to our product platforms, including our electrodes, receivers, transmitters, implantable pulse generators, stimulation programs, implanting systems, and programmer technology, and our fully implantable drug pump technology. These and other co-owned and non-exclusively licensed patents cover important aspects of both our stimulation systems and our implantable drug delivery systems for a wide range of current and future applications. We currently have 88 pending U.S. patent applications and 23 pending foreign patent applications. These pending patent applications cover new stimulation lead technology, methods of using our products to address specific indications, implant accessories, improved connector mechanisms, implantable drug delivery technology and other matters.

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and stimulation pulse parameter. ANS has received notification from the United States Patent Office that the term of this patent has been preliminarily extended by 323 days, extending its term from December 27, 2005 to November 15, 2006. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. U.S. Patent No. 4,772,263 covers a spring driven infusion pump. This patent describes an implantable pump for infusing drugs or other chemicals or solutions into the body and utilizes a spring diaphragm that applies substantially constant force over a range of displacement to maintain a substantially uniform pressure difference between the drug chamber and internal body pressure. This patent is due to expire on February 3, 2006. The expiration of this patent may allow competitors to offer infusion pumps having similar technology and thus could have an adverse effect on our business. While four other U.S. patents owned or licensed by us are due to expire prior to 2007, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business.

We have sued Advanced Bionics Corporation (Advanced Bionics) for patent infringement and trade secret misappropriation in the Eastern District of Texas, Sherman Division. Our suit alleges that Advanced Bionics is currently infringing ANS-owned U.S. Patent Nos. 4,793,353, 6,216,045, and 6,154,678. As part of its defense to our suit, Advanced Bionics has alleged that it does not infringe any patent and that each patent is invalid. Should there be a finding of non-infringement as to any or all of these patents, Advanced Bionics may be allowed to offer the corresponding technologies. Should there be a finding of invalidity as to any or all of these patents, competitors including Advanced Bionics may be allowed to offer corresponding technologies. Either scenario could have an adverse effect on our business.

We have developed technical knowledge, which, although non-patentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into agreements with each of our key employees prohibiting them from disclosing any of our confidential information or trade secrets and from engaging in any competitive business (as defined in the agreements) while the employee is working for us and for a period thereafter. In addition, these agreements also provide that any inventions or discoveries by these individuals relating to our business will be assigned to us and become our sole property.

We own a number of U.S. trademark registrations, including AccuRx®, Axxess®, Advanced Neuromodulation Systems®, ANS & Design®, PainDoc®, Lamitrode®, Multistim®, Renew®, Genesis®, Octrode®, Quattrode® and Rapid Programmer®. U.S. trademark applications are pending for various trademarks that we believe have, or will have, value in the marketplace, including Life Gets Better™ and Eon™. We also own trademark registrations and applications in countries outside of the U.S. Two trademarks, PC-Stim® and Compustim®, will require us to confirm our continuing use of these marks prior to 2006. We intend to renew the trademarks prior to their expiration and retain our trademark registration rights.

Competition

We are a small company competing in a large and expanding market. We believe that the principal competitive factors in the neuromodulation market are the quality, performance, cost-effectiveness, ease of use, customer service, field support, and technical innovation of neuromodulation devices and the existence and benefits of cost-effective alternative therapies.

We now have two major competitors in the neurostimulation market, Medtronic and Boston Scientific Corporation (Boston Scientific), two of the world’s largest medical device companies, which have substantially greater resources and marketing power than we do. Prior to April 2004, our only significant competitor in the neurostimulation market was Medtronic. On April 28, 2004, Advanced Bionics announced that it had received FDA approval of its rechargeable SCS system for the treatment of chronic pain. In June 2004, Boston Scientific acquired Advanced Bionics. The neuromodulation market is one of medical technology’s fastest growing segments. Competitive pressures will increase in the future as Medtronic and Boston Scientific attempt to secure and grow their positions in the neuromodulation market. In the constant flow drug pump portion of the market, our principal competitors are Medtronic and Johnson & Johnson. Our O.E.M. operations have innumerable competitors.

We believe the neuromodulation market is a high growth-potential market and that other companies are attempting and will attempt in the future to bring new products or therapies into this market. Barriers to entry for new competitors are high, due to a long and expensive product development and regulatory approval process and the intellectual property and patent positions existing in the market. However, other medical device companies may be able to enter the neuromodulation market by leveraging their capabilities into the neuromodulation field, thereby decreasing the time and resources required to enter the market.

Government Regulation

In the U.S., we are subject to regulation by numerous governmental authorities, principally the FDA. The research and development, manufacturing, promotion, marketing and distribution of our products in the U.S. are governed by the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder (the FDC Act and Regulations) and by other state and federal laws, rules and regulations. We are subject to inspection by the FDA for compliance with the procedures set forth in the FDC Act and Regulations. Our Plano, Texas and Hackettstown, New Jersey manufacturing operations are required to comply with the FDA’s Quality System Regulations, commonly referred to as QSR. QSR addresses design controls and methods, facilities and quality assurance controls used in manufacturing medical devices.

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

The process of obtaining FDA clearance can be lengthy, expensive and uncertain. Under the FDA’s requirements, a new medical device cannot be released for commercial use until a PMA application has been filed with the FDA and the FDA has approved the device’s release. If a manufacturer can establish that a newly developed device is “substantially equivalent” to a legally marketed device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA, which usually takes less time to receive than a PMA clearance. Either a 510(k) or a PMA, if granted, may include significant limitations on the indicated uses for which a product may be marketed, and FDA enforcement policy strictly prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing. Our Genesis and Eon families of products have been approved under the PMA process, and our Renew RF products and other products have been approved under the 510(k) process. We believe that because the products and clinical indications we are currently developing are new or more innovative, some will require us to undertake the lengthier and more costly PMA submission process.

On October 26, 2002, President Bush signed The Medical Device User Fee and Modernization Act of 2002 (MDUFMA), amending the FDC Act and Regulations. Under MDUFMA, we and other medical device manufacturers with gross sales or receipts of $30 million or more are required to pay a user fee to the FDA for PMA and 510(k) reviews. According to the FDA, the user fees provided by MDUFMA, and the additional appropriations that go with the new law, are intended to ensure that safe and effective medical treatments will reach patients more rapidly, provide greater certainty that manufacturers will receive timely, high quality reviews, and provide resources to ensure that devices marketed in the U.S. continue to meet high standards for safety and effectiveness. On August 2, 2004, the FDA announced the fee rates and payment procedures for medical device user fees for 2005. The fee for a PMA application increased to $239,237 from $206,811 in 2004 and the fee for a 510(k) application increased to $3,502 from $3,480 in 2004. Fees for supplements in 2005 will range from $17,225 to $239,237, depending on the type of supplement, compared to $14,890 to $206,811 in 2004. The FDA adjusts these fees annually to account for inflation, changes in workloads, and other factors and announces the new fees for the next fiscal year in a Federal Register notice by August 1 of each year. While we do not anticipate that compliance with MDUFMA will have a material adverse effect on our financial results, MDUFMA increases the cost of regulatory compliance.

Under FDA guidance statements, we will be required to track our AccuRx implantable drug pump if and when it is approved by the FDA for commercial distribution in the U.S. Prior to commercial distribution in the U.S., we will establish written procedures for tracking our drug pumps in accordance with FDA’s guidance statements.

Medical device laws are also in effect in many of the countries outside the U.S. in which we do business. These laws range from comprehensive device approval and quality system requirements for some or all of our products to simpler requests for product data or certifications. The number and scope of these requirements are increasing and, as we expand our business into new jurisdictions, we will be subject to additional laws. In June 1990, the European Union Active Implantable Medical Device Directive (AIMDD) became effective, and all active implantable medical devices sold in Europe must now meet the AIMDD standards and receive CE Mark certification. CE Mark certification involves a comprehensive quality system program and submission of data on a product to the Notified Body in Europe. The AIMDD and the ISO 13485 standard are recognized international quality standards that are designed to ensure that companies develop and manufacture quality medical devices. Our new Plano facility was audited in 2004, and our Budd Lake and Hackettstown facilities were audited in 2004, for compliance with the AIMDD and ISO 13485, and all three facilities are certified to these standards.

Our sales and marketing practices are subject to various federal and state laws and regulations in the U.S., including laws, rules and regulations specifically related to patients who are Medicare or Medicaid beneficiaries. These laws include “fraud and abuse” and physician anti-kickback/anti-referral laws and regulations. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. In a number of states, the scope of fraud and abuse or physician anti-referral laws and regulations, or both, have been extended to include all patients, as opposed to just Medicare and Medicaid beneficiaries. Additionally, our sales and marketing practices, including any financial arrangements with customers may be subject to increasing regulation in the future, due to proposed health reform initiatives. Although we do not believe that we will need to undertake any significant expense or modification to our sales and marketing practices or the conduct of our business to comply with current or proposed federal or state fraud and abuse or physician anti-kickback/anti-referral laws or regulations, if we do not comply with any such laws or regulations, our business practices could be adversely affected, and we may also be affected in other respects not presently foreseeable that could have an adverse impact on our business, financial condition and results of operations.

In late January 2005, we received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to certain of our sales and marketing, reimbursement, Medicare and Medicaid billing, and certain other business practices. We are cooperating fully with the OIG’s request for documents.

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

Internationally, reimbursement levels and coverages for neuromodulation products vary significantly among the countries in which our products are sold due to the wide variety of health care payment systems in these countries, which include both government-sponsored health care and private insurance.

A number of our employees work solely on issues related to third-party reimbursement. The responsibilities of these employees include identifying appropriate coverage, coding and billing of our products, assisting and training physician practices and medical facility staffs in obtaining pre-authorization and confirmation of amount of reimbursement for our products, working with third-party payors as they periodically evaluate reimbursement coverages and levels, and communicating updates on reimbursement information to our sales force.

Employees

As of March 2, 2005, we employed 529 full-time employees, including 83 in research and development, 157 in sales and marketing (including support personnel), 247 in manufacturing and related operations, and the remainder in executive and administrative positions. None of our employees are represented by a labor union and we consider our employee relations to be good.

Website and Availability of SEC Reports

Our website is located at www.ans-medical.com. We post our most recent annual report on Form 10-K, quarterly reports on Form 10-Q filed subsequent to our most recent annual report on Form 10-K, Forms 8-K, all amendments to those reports, annual report to shareholders and proxy statement, and certain other SEC filings on our website under the heading “Investors” and the subheading “Financial Information.” On the same web page, we make other SEC filings available through our website free of charge by way of a link to www.sec.gov under the subheading labeled “Click here for a list of our SEC filings.”

ITEM 2. PROPERTIES

In mid 2004, we moved into our new corporate headquarters located in the Legacy Business Park in Plano, Texas, less than half a mile from our former offices. The new facility has approximately 143,000 square feet of space and houses our corporate offices, research and development departments and a state of the art manufacturing plant and clean room. The new facility was designed to accommodate planned growth within a five-year horizon and has more than doubled our previously leased space. The new facility was built on approximately 10 acres of land that we acquired in December 2002 for approximately $3.19 million and the construction costs were approximately $17.5 million.

Prior to moving into our new facility, we had entered into a 63-month lease agreement, which was effective on June 1, 1999, for our previous 40,000 square foot corporate headquarters and manufacturing facility in Plano, Texas. In September 2002, we amended that lease agreement to add approximately 9,700 square feet of office space located in the same complex. The lease on the additional space as well as the old corporate headquarters facility expired in August 2004. In addition, in June 2003, we had entered into a sublease agreement to add approximately 9,800 square feet of office space located in the same complex. The term of the sublease expired on July 31, 2004. We vacated these three spaces during mid-2004 when we moved into our new facility and all prior leases associated with the old facility have expired.

We also lease facilities in New Jersey for part of our O.E.M. operations. One of the facilities, located in Budd Lake, New Jersey, is 10,730 square feet of office space that is used for administration, design engineering, drafting, documentation and regulatory affairs. We renewed the lease on March 1, 2004 and the lease expires on February 28, 2006. Our Budd Lake lease contains no renewal option. We also lease 25,811 square feet of space in Hackettstown, New Jersey used for our O.E.M. manufacturing operations. We renewed the Hackettstown lease on December 31, 2002 and the lease expires on December 31, 2005 and is renewable for one additional three-year period.

We also sublease facilities in Oregon in connection with our O.E.M. operations in Portland. We now sublease approximately 20,000 square feet of space that is used primarily for engineering and manufacturing purposes. The original sublease was effective April 1, 2004 and has been amended to expire on November 30, 2005.

ITEM 3. LEGAL PROCEEDINGS

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing U.S. Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Advanced Bionics filed a California action in federal court seeking to resolve our patent claims, which was subsequently dismissed. Advanced Bionics has also made motions to transfer the Texas Action to a California federal court, which the judge in the Texas Action has dismissed. On January 28, 2005, the judge in the Texas Action granted Advanced Bionic’s motion to compel alternative dispute resolution of our trade secrets misappropriation claims, although the judge ruled that he retains jurisdiction over those claims. On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that we are infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that we are infringing these patents at least by marketing and selling our GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that our newly-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,227). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre and post judgment interest, attorneys fees and such other relief as the court may grant. We will vigorously defend ourselves against these claims, which we believe are meritless because, among other things, we believe the patents are not infringed or are invalid.

Beginning March 1, 2005, several law firms announced the filing of class action securities lawsuits against the Company and certain of its officers and directors filed on behalf of purchasers of our securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period). As of March 10, 2005, we have not been served with any of these lawsuits. However, we have confirmed that at least two such lawsuits have been filed in the United States District Court for the Eastern District of Texas as follows: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al, filed March 1, 2005; RAI Investment Club vs. Advanced Neuromodulation Systems, Inc., et al, filed March 9, 2005. These suits allege the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s strong financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims allege improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the public announcement we made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified. Based on the various press releases, we believe the other lawsuits will contain similar allegations. We intend to vigorously defend ourselves against the claims made in these lawsuits and we believe the lawsuits are without merit.

We are also a party to product liability claims and other ordinary routine litigation claims arising in the ordinary course of business related to our neurostimulation devices. Our product liability insurers have assumed responsibility for defending us against product liability claims, subject to reservation of rights in certain cases. Historically, product liability claims for our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets.

Except as mentioned above and for other ordinary routine litigation incidental to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Nasdaq Stock Market, Inc. (NASDAQ) under the symbol “ANSI.” On March 2, 2005, there were approximately 517 holders of record of our common stock. The following table sets forth the quarterly high and low closing sales prices for our common stock, as reported on NASDAQ. These prices do not include adjustments for retail mark-ups, markdowns or commissions.

2003:	High	Low
First Quarter	$28.60	$22.77
Second Quarter	$35.34	$25.87
Third Quarter	$43.16	$35.44
Fourth Quarter	$46.51	$36.25

2004:	High	Low
First Quarter	$47.87	$35.28
Second Quarter	$38.37	$25.10
Third Quarter	$33.11	$29.32
Fourth Quarter	$40.21	$30.65

2005:	High	Low
First Quarter
(through March 2, 2005)	$41.35	$29.37

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

In May 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. These repurchases, if made, will be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. A copy of this press release was filed as an exhibit to the Company’s Form 8-K filed on June 2, 2004. We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2004. In March 2005, we repurchased 78,000 shares of our common stock for approximately $2.3 million.

Equity Compensation Plan Information

As of December 31, 2004
			Number of
			securities
			remaining
	Number of	Weighted	available for
	securities to be	average	future issuance
	issued upon	exercise price	under
	exercise of	of	equity
	outstanding	outstanding	compensation
Plan category	options	options	plans
Equity compensation plans approved by security holders (2)	2,715,180	$24.43	303,942

Equity compensation plans not approved by security holders (1)(2)	785,826	$21.24	3,880

Total	3,501,006	$23.71	307,822

(1)	Executive officers and members of the Board of Directors are not eligible to receive stock option grants under non-shareholder approved plans.

(2)	Certain of the plans allow the aggregate number of shares of common stock reserved for options under the plan to be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive).

Equity Compensation Plans Not Approved by Security Holders In April 2001, the Board of Directors adopted the 2001 Employee Stock Option Plan (the 2001 Plan). The purpose of the 2001 Plan is to furnish additional equity incentives to key employees of the company, other than executive officers of the company. Members of the Board of Directors are also ineligible to participate in the 2001 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the company by furnishing incentives to attract and retain the best available personnel for positions of substantial responsibility and to provide incentives to such personnel to promote the success of the business of the company and its subsidiaries. The total number of shares of common stock originally issuable under the 2001 Plan was 270,000, subject to an adjustment on January 1 of each year (commencing on January 1, 2002), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2002, 2003, 2004 and 2005, 49,788 shares, 115,572 shares, 27,907 shares, and 14,686 shares, respectively were added to the 2001 Plan pursuant to this provision. All options granted under the 2001 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2001 Plan expire ten years from the date of grant and for the most part are exercisable one-fourth each year over a four-year period of continuous service. The exercise price of an option granted under the 2001 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

In June 2002, the Board of Directors adopted the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to furnish additional equity incentives to advisory directors, consultants and key employees of the company, other than executive officers of the company. Members of the Board of Directors are also ineligible to participate in the 2002 Plan. The additional equity incentives are designed to increase shareholder value and to advance the interests of the company by furnishing incentives to attract and retain the best available advisory directors, consultants and key employees for positions of substantial responsibility and to provide incentives to such advisory directors, consultants and key employees to promote the success of the business of the company and its subsidiaries. The total number of shares of common stock originally issuable under the 2002 Plan was 337,500, subject to an adjustment on January 1 of each year (commencing on January 1, 2003), when the aggregate number of shares of common stock then issuable upon the exercise of options will be increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if the percentage is positive). On January 1, 2003, 2004, and 2005, 121,973 shares, 29,452 shares, and 15,499 shares, respectively, were added to the 2002 Plan pursuant to this provision. All options granted under the 2002 Plan will be “nonqualified stock options” under the Internal Revenue Code of 1986, as amended from time to time. All stock option grants under the 2002 Plan expire six years from the date of grant for advisory directors and consultants and ten years from the date of grant for key employees. For the most part, stock option grants to key employees under the 2002 Plan are exercisable one-fourth each year over a four-year period of continuous service while stock option grants to advisory directors and consultants vary from cliff vesting in eighteen months, one-half each year over a two-year period of service, one-third each year over a three-year period of service, one-fourth each year over a four-year period of service to one-fifth each year over a five-year period of service. The exercise price of an option granted under the 2002 Plan is determined by the Stock Option Committee, but in no event can be less than the fair market value of the common stock at the time the stock option is granted.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
Statements of Income Data: (1)	(in thousands, except per share data)
Net revenue	$120,744	$91,082	$57,372	$37,916	$31,827
Gross profit	88,650	63,947	36,713	22,241	17,127
Sales and marketing expense	37,899	26,553	14,932	9,056	6,851
Research and development expense	10,751	9,525	5,843	4,928	3,854
General and administrative expenses and amortization of other intangibles	13,633	9,460	6,691	5,448	5,477
Income from operations	26,367	18,409	9,248	2,809	945
Net income	$18,167	$13,217	$6,684	$1,518	$832
Diluted income per share: (2)	$.86	$.64	$.37	$.10	$.06

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data: (1)	(in thousands)
Cash, cash equivalents, and marketable securities	$124,016	$94,802	$96,770	$11,937	$11,599
Working capital	168,350	126,437	114,280	24,906	22,211
Total assets	247,487	194,806	158,344	55,865	49,565
Short-term notes payable and current maturities of long-term notes payable	—	—	—	52	30
Notes payable, excluding current maturities	—	—	—	137	212
Total stockholders’ equity	$222,564	$178,125	$145,045	$46,812	$40,442

(1)	On January 2, 2001, we completed the acquisition of HDI. The transaction was accounted for on a pooling of interests basis and accordingly, prior periods have been restated.

(2)	On July 11, 2003, we effected a 3 for 2 stock split. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

The following is a reconciliation of previously reported amounts with restated amounts for total net revenue and net income resulting from the January 2, 2001 acquisition of HDI accounted for on a pooling of interests basis for the year ended December 31, 2000 (in thousands):

Reconciliation of total net revenue:
As previously reported by the Company	$23,082
HDI, for the year ended November 30	10,366
Elimination of intercompany transactions	(1,621)

Total net revenue as restated	$31,827

Reconciliation of net income:
As previously reported by the Company	$954
HDI, for the year ended November 30	28
Elimination of intercompany transactions	(150)

Net income as restated	$832

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related Notes.

On July 11, 2003, we effected a 3 for 2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

Background

We entered the neuromodulation market in 1995 through the acquisition of a company that had developed and marketed a radio-frequency (RF) neurostimulation system. Through our initiatives, we developed and launched our next generation neurostimulation system, the Renew® RF spinal cord stimulation system, in 1999. We also recently developed our Genesis® and GenesisXP™ totally implantable pulse generator (IPG) spinal cord stimulation systems. We began selling Genesis systems in Europe in 2001 and in the U.S. in 2002 subsequent to the FDA’s approval of our PMA application in November 2001, and our GenesisXP IPG system following FDA approval in the fourth quarter of 2002. In the fourth quarter of 2004, we received approval from the FDA to market our first generation rechargeable IPG system, GenesisRC™, and began test marketing in the first quarter of 2005. We received approval from the FDA of our second rechargeable system, the Eon™ IPG system, on March 10, 2005. We intend to begin a limited launch of Eon in the U.S. during the second quarter of 2005, and a full market launch in the second half of 2005.

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

In 2003, we acquired certain operations of our three remaining U.S. distributors who marketed our neuromodulation products in the U.S. In March 2003, we acquired certain operations of Sun Medical, Inc. (Sun Medical), our largest distributor, for approximately $4.9 million. In September 2003, we acquired certain operations of Comedical, Inc. (Comedical) for approximately $1.1 million. In November 2003, we acquired certain operations of our sole remaining U.S. distributor, State of the Art Medical Products (SOTA), for approximately $4.2 million. As part of these acquisitions, most of the direct sales persons who represented our products joined us as direct employees. We believe that these acquisitions have strengthened our sales capabilities and enabled us to focus the sales priorities of those personnel on our products, expand sales coverage in those former distributor territories and invest in customer and market development.

In January 2004, we began operations in Germany to sell neuromodulation devices through our wholly-owned subsidiary, ANS Germany GmbH. Prior to this time, we utilized a distributor in Germany. This relationship was terminated in January 2004 at no cost to ANS. In April 2004, we began operations in Australia to sell neuromodulation devices through our wholly-owned subsidiary, ANS Australia Ltd. Previously, we utilized a distributor in Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia (MedTel). We acquired certain assets of MedTel in April 2004 for approximately $1.1 million.

In April 2004, we acquired certain assets of microHelix Inc.’s Cable and Wire Division (microHelix), which operates in Portland, Oregon, for approximately $2.2 million. microHelix supplied coated fine wire, antennas and certain other products to ANS and HDI. The acquisition provided us with additional engineering resources and intellectual property for the design and development of new projects and technology and provides contract development and custom manufacturing for other medical device companies. The operations of these assets in Portland are included in our O.E.M. segment from the date of acquisition.

In August 2004, we acquired 3.5 million shares of the common stock of Cyberonics, Inc. (Cyberonics), for an aggregate purchase price of approximately $49.7 million with working capital funds on hand. We purchased the shares for investment purposes and because we believed that ownership of the shares could facilitate a business combination between Cyberonics and ANS that could have created significant synergies in technology development, manufacturing, sales and marketing, regulatory, administrative and other areas. Cyberonics decided not to enter into or pursue any merger or combination discussions with us. On February 2, 2005, Cyberonics announced that the FDA deemed its vagal nerve stimulation device approvable for treatment of certain types of chronic depression. Due to the increase in the price of Cyberonics’ common stock following the FDA’s announcement, coupled with the Cyberonics’ board of directors decision not to discuss a possible combination, we sold all 3.5 million shares of the common stock of Cyberonics in open market transactions on February 14, 15, 16 and 17, 2005. Gross proceeds from the sale were approximately $135.3 million and we will report a pre-tax gain of approximately $85.2 million, net of acquisition costs, in the first quarter of 2005.

Our current neuromodulation product line includes our Genesis IPG systems, GenesisXP IPG systems, GenesisRC IPG systems, Renew RF systems, AccuRx constant rate drug pump, and now Eon rechargable IPG systems. With the launch of our Genesis family of IPG systems, we compete in 100% of the implantable neurostimulation market to treat chronic pain of the trunk and limbs. The launch of the Genesis IPG and GenesisXP IPG in 2002 slowed our growth rate in sales of Renew systems from an average percentage growth rate in the mid-teens over the past several years to single-digit growth from 2002 to 2004. Management believes this trend of decreasing growth rates of Renew system sales may continue in 2005, especially as rechargeable devices are introduced into the market.

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

Revenue Recognition

We generate revenues primarily from product sales to end customers and to international distributors. We sell products primarily through a direct sales force in the U.S and a combination of direct sales representatives and independent distributors in international markets. A significant portion of revenue is generated from consigned inventory generally maintained with field representatives, which is recognized as revenue upon notification of implant or product usage. All other product sales to end customers and international distributors are recorded upon transfer of title and risk of loss to customers, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Estimated sales returns, discounts, and rebates are recorded as a reduction of sales when the related revenue is recognized. Certain of our customers are third-party payors who reimburse fixed amounts for products based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on our history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. We do not have any continuing obligation to our customers for installation or training, and there are no acceptance clauses in our customer arrangements.

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

Intangible Assets

Intangible assets consist of goodwill, patents, purchased technology, trademarks, customer and supplier relations and covenants not to compete, and are amortized using the straight-line method over their respective useful lives except for goodwill, which is assessed annually for impairment.

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

Stock Compensation

See Note 2 to the Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to our stock compensation programs. Additionally, see Note 13 to the Consolidated Financial Statements for a discussion of SFAS No. 123(R), “Share Based Payment,” which is expected to be adopted on July 1, 2005, and when adopted will have a significant impact on our results of operations although it will have no impact on our overall financial position.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

Results for 2004 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, which we launched in the U.S. in January 2002 and December 2002, respectively. During the fourth quarter of 2004, we received FDA approval to market our first rechargeable IPG system, GenesisRC, and we filed a PMA supplement with the FDA for approval to market our second rechargeable IPG system. We received approval for our second rechargeable IPG system, Eon, on March 10, 2005. We believe our IPG systems, both rechargeable and conventional, will generate most of our growth during 2005. On February 17, 2005, we reaffirmed our annual revenue guidance of $145 million, although we indicated that revenue for the first quarter could be below previous analyst consensus. Competitition is growing. Because a new competitor has entered the neurostimulation for chronic pain market, and because our competitors are larger and have greater resources than we do, competitive pressure is increasing, which directly affects revenue growth.

Net revenue. Net revenue increased $29.66 million, or 32.6%, in 2004 from 2003 primarily due to increased sales of our Genesis family of IPG systems, which increased neuro product net revenue 36.1% to a record $108.87 million in 2004 from $80.00 million in 2003. Revenue from our Renew RF system grew modestly year over year. Net revenue of our O.E.M. business, as planned, increased modestly to $11.88 million in 2004 from $11.08 million in 2003. We continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs and as such we anticipate only modest growth in our O.E.M. business in 2005.

Gross profit. Gross profit increased $24.70 million, or 38.6%, in 2004 from 2003 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 73.4% in 2004, compared to 70.2% in 2003, due to higher ratio of sales of our neurostimulation products compared to O.E.M. sales, which contribute higher margins than O.E.M. product sales, higher neurostimulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales, and operational efficiencies gained from higher manufacturing volumes. In March, September and November 2003, we completed three separate acquisitions of certain operations of our remaining U.S. distributors and transitioned to a direct sales model in those associated territories, and in April 2004, we completed the acquisition of certain assets of our Australian distributor and transitioned to a direct sales model in that territory. This had the effect of improving gross margins in 2004 due to direct sales of product versus sales to distributors at reduced pricing. Correspondingly, sales and marketing expense increased as we added direct salespeople.

Operating expenses. Total operating expenses increased $16.75 million, or 36.8%, and increased as a percentage of net revenue to 51.6% in 2004 from 50.0% in 2003. The increase as a percentage of net revenue was primarily due to increased investments in our sales and marketing capabilities and an increase in general and administrative expense due to litigation expense associated with our lawsuit against Advanced Bionics. Our amortization expense as a percentage of net revenue remained flat while our research and development expense as a percentage of net revenue decreased. In February 2005, we announced that we intend to accelerate our pursuit of new indications for our technology more aggressively in 2005 by accelerating clinical studies, regulatory approval efforts, and product development. Concurrently, we expect operating expenses as a percentage of revenue to increase in 2005.

Sales and marketing. Sales and marketing expense, as a percentage of net revenue, increased to 31.4% in 2004 from 29.2% in 2003, and the expense increased in absolute dollars by $11.35 million principally due to higher commission expense from increased neuro product sales, higher commission expense due to the additional salespersons we acquired in 2003 from the acquisitions of certain operations from our three remaining U.S. distributors, higher salary expense from annual salary increases and staffing additions in reimbursement, direct sales and clinical support specialists, higher employee benefit costs, and higher travel expense due to increased direct sales activities. We expect to continue to add additional salespersons and clinical specialists in the future.

Research and development. Research and development expense, as a percentage of net revenue, decreased to 8.9% in 2004 from 10.5% in 2003, while the expense increased in absolute dollars by $1.23 million principally due to higher salary and benefit expense from staffing additions and annual salary increases. Our development efforts in 2004 continued to focus on next-generation neurostimulation systems for chronic pain and other future clinical applications. We spent less than we expected in 2004 for research and development expense due to a delay in the commencement of our clinical trials on deep brain stimulation and migraine headaches when negotiations with the FDA took longer than expected. We currently expect to commence our migraine headache trials in the first half of 2005 and our deep brain stimulation trials in the second quarter of 2005. As indicated above, we intend to accelerate clinical studies, regulatory, and research and development activities in 2005, with the result that we expect expenditures of approximately $20 million in 2005, or 13.8% of targeted net revenue.

General and administrative. General and administrative expense, as a percentage of net revenue, increased to 9.3% in 2004 from 8.4% in 2003, and the expense increased in absolute dollars by $3.55 million principally due to higher salary expense from annual salary increases and staffing additions, higher legal expense associated with our lawsuit against Advanced Bionics filed in April 2004, expense related to compliance with Sarbanes-Oxley requirements, and higher depreciation expense. Excluding the litigation expense associated with the Advanced Bionics lawsuit of approximately $1.0 million, general and administrative expense as a percentage of net revenue would have remained flat at 8.4% in 2004 compared to 2003.

Amortization of other intangibles. Amortization expense of intangibles, as a percentage of net revenue, remained flat at 2.0% in 2004 compared to 2003, and the expense increased in absolute dollars by $628,000, due to a full year of amortization expense for intangible assets we acquired in 2003 from the acquisition of certain operations of our three remaining U.S. distributors, additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix, and additional intangible assets from earn-out consideration as milestones were met in January 2004 pursuant to the MicroNet acquisition agreement.

Other income. Other income decreased $644,000 in 2004 from 2003 primarily because other income in 2003 included $969,000 associated with the reversal of a tax abatement liability in which we were legally released from our potential obligation to pay that amount in 2003. Interest income increased $149,000 in 2004 from 2003 due to higher return rates on invested funds, partially offset by having our August 2004 investment of $49.68 million (cost basis) in Cyberonics not earning interest income. In 2004 we had a foreign currency transaction gain of $182,000 from our operations initiated in 2004 in Germany and Australia due to the strengthening of the Euro and Australian dollar in relation to the U.S. dollar.

Income tax expense. Income tax expense increased $2.37 million in 2004 from 2003 as a result of increased income before taxes partially offset by a decrease in our effective tax rate from 35.1% in 2003 to 34.4% in 2004. Our decreased effective tax rate is primarily due to a higher research and development tax credit, enhanced benefit related to the extraterritorial income exclusion (ETI), and income in Australia where the statutory rate for corporations is lower than the U.S. statutory rate. The effective tax rates reflect provision for U.S. federal and state taxes, offset by tax-exempt interest income earned on our marketable securities and in 2004, the increased research and development credit, benefits related to ETI, and the lower tax rate in Australia.

Net income. Net income increased $4.95 million, or 37.4%, in 2004 from 2003 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, increased gross margin and a lower tax rate. Net income per diluted share increased to $0.86 in 2004 from $0.64 in 2003. Excluding the one-time tax abatement reversal in 2003 discussed above, net income per share increased 41% to $0.86 in 2004 from $0.61 in 2003.

Comparison of the Years Ended December 31, 2003 and 2002

Net revenue. Net revenue increased $33.71 million, or 58.8%, in 2003 from 2002 due to increased sales of our neurostimulation products which increased 71.3% to a record $80.00 million in 2003 from $46.71 million in 2002 primarily due to increased sales of our Genesis family of IPG systems. Revenue from our Renew RF system grew modestly year over year. Net revenue of our O.E.M. business, as planned, increased modestly to $11.08 million in 2003 from $10.66 in 2002 primarily due to higher volume of O.E.M. product sales. We continued to use more of our O.E.M’s manufacturing and development capabilities for our own increasing needs.

Gross profit. Gross profit increased $27.23 million, or 74.2%, in 2003 from 2002 due to the increase in net revenue discussed above and an improvement in gross profit margins. Gross profit margins increased to 70.2% in 2003, compared to 64.0% in 2002, due to higher ratio of sales of our neurostimulation products compared to O.E.M. sales, which contribute higher margins than O.E.M. product sales, higher neurostimulation product sales from direct sales and commissioned agents which contribute higher margins than distributor sales due to three acquisitions in 2003 of certain operations of our remaining U.S. distributors, and operational efficiencies gained from higher manufacturing volumes.

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

Other income. Other income increased $1.05 million in 2003 from 2002 primarily due to the reversal of an accrued tax abatement liability of $969,000 as we were legally released from our potential obligation to pay that amount in 2003.

Income tax expense. Income tax expense increased $3.67 million in 2003 from 2002 as a result of increased income before taxes and an increase in the overall effective tax rate to 35.1% in 2003 from 34.3% in 2002. Our increased effective tax rate is primarily due to our federal statutory tax rate being 35% in 2003 compared to 34% in 2002. The effective tax rates reflect a provision for U.S. federal and state taxes, offset by tax-exempt interest income earned on our cash, cash equivalents and marketable securities.

Net income. Net income increased $6.53 million, or 97.7%, in 2003 from 2002 primarily due to the positive impact of revenue growth from increased unit sales of our Genesis and GenesisXP IPG systems, increased gross margin, and to a lesser extent from the reversal of the tax abatement liability discussed above. Net income per diluted share increased to $0.64 in 2003 from $0.37 in 2002. Excluding the one-time tax abatement reversal, net income per share increased to $0.61 in 2003 from $0.37 in 2002.

Liquidity and Capital Resources

At December 31, 2004 our working capital increased to $168.35 million from $126.44 million at December 31, 2003. The ratio of current assets to current liabilities was 18.78:1 at December 31, 2004 compared to 11.21:1 at December 31, 2003. Cash, cash equivalents, and marketable securities totaled $124.02 million at December 31, 2004 compared to $94.80 million at December 31, 2003. At December 31, 2004, we had an unrealized gain on an investment in Cyberonics of $22.84 million, which we subsequently sold in February 2005 as discussed below. In 2004, we made numerous investments discussed below which were funded to a large extent from operations.

In August 2004, we purchased 3,500,000 shares of Cyberonics’ common stock on the open market at an aggregate cost of $49.68 million. We sold the 3,500,000 shares in February 2005 and received proceeds of $135.29 million from the sale of the shares. We will report a pre-tax gain of approximately $85.2 million, after acquisition related expenses, during the first quarter of 2005.

Our Board of Directors approved a share repurchase program of 1,000,000 shares in May 2004. As of the end of the fiscal year 2004, we have not repurchased any shares under the program but may elect to utilize a portion of our cash, including proceeds from the Cyberonics’ common stock sale, for this repurchase program. In March 2005, we repurchased 78,000 shares of our common stock for approximately $2.3 million.

In April 2004, we acquired certain assets of our exclusive distributor of our neuromodulation devices in Australia and commenced selling these devices in Australia through a combination of direct sales personnel and sales agents. The total cost of the acquisition was approximately $1.09 million, which we funded from our cash reserves.

Also in April 2004, we acquired the assets of the Cable and Wire Division of microHelix for approximately $2.05 million, which we funded from our cash reserves. As part of the transaction, we also assumed liabilities of approximately $132,000.

We increased our investment in inventories to $23.92 million at December 31, 2004, from $22.11 million at December 31, 2003. This increase from year-end 2003 was primarily the result of two factors: First, we increased our investment in inventories held by direct and commissioned sales agents during 2004 as a result of an increased sales force and in Germany and Australia due to our going to a direct sales model in both countries in 2004. Second, we increased our investment in raw materials and finished goods for our Genesis and GenesisXP IPG systems to support the continued success of these products in the U.S. market and in anticipation of continued sales growth.

Our investment in trade accounts receivable increased to $25.32 million at December 31, 2004, from $17.89 million at December 31, 2003 due to the increase in sales of our neurostimulation products. Our days sales outstanding increased from 64 days at year-end 2003 to 72 days at year-end 2004 due to slower payments from hospitals, higher sales to third party payors including insurance companies, and receivables from going direct in Australia and Germany in 2004 where payments are slower from third party payors than our former distributors in those countries.

In November 2002, we completed the acquisition of MicroNet. At closing we paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of our common stock with a value at the time of issuance of $4,648,421. In addition, we incurred expenses of $859,460, including an investment-banking fee of $600,000. In 2003, we paid the former MicroNet shareholders an aggregate of 59,981 shares of our common stock with a value at the time of issuance and release from escrow of $1,720,241 upon the successful completion of two product milestones. In January 2004, an additional product milestone was satisfied, and we paid the former MicroNet shareholders an aggregate of 16,705 shares of our common stock with a value at the time of issuance and release from escrow of $767,511. In May 2004, the former MicroNet shareholders agreed that no further product milestones payments will be made because no further product milestones will be met. The former MicroNet shareholders may, however, receive additional shares of our common stock with an aggregate value of $3 million if we generate $5 million in cumulative net sales of MicroNet lead products by November 2006.

Excluding expenditures discussed below on our new facility, we spent $8.11 million during 2004 for capital expenditures primarily for new furniture and equipment for our new facility, additional manufacturing tooling and equipment to support our current products and new products we expect to introduce in 2005.

We completed construction and relocated our corporate headquarters to a new 143,000 square foot facility located in Plano, Texas in mid-2004. We designed the new facility to accommodate planned growth within a five-year horizon. The total construction cost of the facility was $17.52 million, of which $8.70 million was funded during 2004. We paid for the construction of the facility from our cash reserves.

We received $6.03 million of cash during 2004 from the exercise of employee, advisory director and director stock options to purchase 607,858 shares of our common stock.

In 2004, liquidity was enhanced based on our ability to utilize $3.3 million of a $3.4 million net operating loss carryforward acquired from MicroNet to offset taxable income. In the future, liquidity may also be enhanced based on our ability to utilize all or part of a net operating loss carryforward of $250,000 and a research and development tax credit of $838,000 to offset future taxable income.

Additionally, liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise, generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During 2004, we generated a $5.10 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options.

In April 2004, we filed a patent infringement/trade secret lawsuit against Advanced Bionics. The pre-tax costs associated with the lawsuit have been approximately $400,000 per quarter to date, and are likely to increase as we approach a trial date in January 2006.

We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current levels of operating needs, capital expenditures and share repurchases for the foreseeable future. We currently have no credit facilities in place. If we decide to acquire complementary businesses, product lines or technologies, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could include utilizing our current cash, bank borrowings, or the issuance of debt or equity securities.

The following table sets forth certain information concerning our contractual obligations at December 31, 2004.

	Maturity by Fiscal Year
	(in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases (1)	$770	$500	$100	$68	$68	$34	$—
Inventory purchases(2)	$5,374	$5,374	$—	$—	$—	$—	$—

Total	$6,144	$5,874	$100	$68	$68	$34	$—

(1)	In accordance with accounting principles generally accepted in the U.S., these obligations are not reflected in the consolidated balance sheets. These obligations are for operating lease payments primarily related to facilities.

(2)	Our inventory purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Cash Flows

Net cash provided by operating activities was $20.45 million in 2004, $16.48 million in 2003, and $7.59 million in 2002. Net cash provided by operating activities increased by $3.98 million in 2004 from 2003 principally due to a $4.95 million increase in net income. Net cash provided by operating activities increased by $8.89 million in 2003 from 2002 principally due to a $6.53 million increase in net income and a $7.94 million increase in tax benefits from the exercise of stock options. These increases in both 2004 and 2003 were partially offset by increases in accounts receivable and inventory. Net cash provided by operating activities increased by $4.53 million in 2002 from 2001 principally due to a $5.17 million increase in net income.

Net cash used in investing activities was $28.39 million in 2004, $26.38 million in 2003 and $91.14 million in 2002. In 2004, our primary investing activities using cash were the purchase of marketable securities ($323.02 million), the purchase of Cyberonics’common stock ($49.68 million), funds used to complete the construction of our new corporate headquarters facility ($8.70 million), capital expenditures and additions to intangible assets ($8.11 million), the purchase of certain assets of microHelix ($2.05 million) and the purchase of certain operations of our Australian distributor ($1.09 million), while net proceeds from the sale of marketable securities provided cash of $364.25 million. In 2003, our primary investing activities using cash were the purchase of marketable securities ($382.65 million), the purchase of certain operations of three of our U.S. distributors ($10.23 million), funds used to finance the interim construction of our new corporate headquarters facility ($8.83 million), capital expenditures ($5.80 million), and the purchase of minority equity investments in preferred stock of two privately-held companies ($1.10 million), while net proceeds from the sale of marketable securities provided cash of $382.22 million. In 2002, our primary investing activities using cash were the purchase of marketable securities ($188.39 million), the purchase of land ($3.19 million), capital expenditures ($2.94 million) and cash used in the purchase of MicroNet ($1.36 million), while net proceeds from the sale of marketable securities provided cash of $104.75 million.

Net cash provided by financing activities was $6.03 million in 2004, $7.52 million in 2003, and $84.73 million in 2002. During 2004 and 2003, all of the cash provided by financing activities was the result of the exercise of stock options. During 2002, we used $190,000 to repay our entire outstanding long-term debt, while we received $83.18 million in net proceeds from a public offering and $1.75 million from the exercise of stock options.

As noted, in February 2005, we sold the 3.5 million shares of Cyberonics’ common stock we held and received proceeds of $135.29 million, which will result in a pre-tax gain of approximately $85.2 million, after acquisition related expenses, during the first quarter of 2005.

Currency Fluctuations

Our international sales are denominated in U.S. dollars with the exception of sales made by our wholly-owned German and Australian subsidiaries, which began selling direct in January 2004 and April 2004, respectively. Our German and Australian subsidiaries’ sales are denominated in Euros and Australian dollars, respectively. Our intercompany transactions with our international subsidiaries are denominated in U.S. dollars and as such these transactions are subject to currency fluctuations. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.

Off-Balance Sheet Arrangements

The Company does not have any obligations other than the operating leases discussed above that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material adverse effect on the Company’s financial statements.

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Annual Report on Form 10-K contain statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “should,” “intend,” “would,” “scheduled,” “new market,” “potential market applications,” and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, those discussed or identified from time to time in our public filings, including the following:

Failure of our Genesis and Eon families of IPG systems to gain and maintain market acceptance would adversely affect our revenue growth and profitability.

We formally introduced our Genesis IPG system in the U.S. in January 2002 and our GenesisXP IPG system (offering increased battery capacity and longevity) in the U.S. in December 2002. Recently, we gained FDA approval of our first rechargeable system, the GenesisRC IPG system and on March 10, 2005, we gained FDA approval of our second rechargeable system, the Eon IPG system. We believe that the size and potential for growth of the IPG portion of the neurostimulation market are greater than in the RF portion. Accordingly, our ability to generate increased revenue and profitability, and thus our general success, will depend, in large part, on the market’s acceptance of our IPG systems. As a relatively new entrant into the IPG portion of the neurostimulation market, there are many reasons we might not achieve market acceptance on a timely basis, if at all, including the following:

•	competing products, technologies and therapies are available, and others may be introduced that gain greater and faster physician and patient acceptance than our IPG systems; and

•	Medtronic, for years our only competitor in the IPG portion of the market, has had its IPG product on the market for some time and enjoys significant brand awareness and other advantages among pain management specialists.

Competition is growing. Because Advanced Bionics/Boston Scientific have recently entered the market with the first rechargeable IPG, our competitors have significantly greater resources than we do, and other new competitors may enter the neuromodulation market, it may be difficult for us to compete in this market.

The medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Advanced Bionics entered the market in April 2004 with the first rechargeable IPG and was acquired by Boston Scientific in June 2004. Medtronic, one of the largest competitors in the medical device sector, has long been our competitor in the neurostimulation market and our largest competitor in the implantable drug pump market. Medtronic and Boston Scientfic are large publicly-traded companies and enjoy several competitive advantages over us, including:

•	substantially greater name recognition;

•	greater resources for product research and development, sales and marketing, distribution, patent protection and pursuing regulatory approvals;

•	greater number of established relationships with health care professionals and third-party payors; and

•	multiple product lines and the ability to bundle products together or offer discounts, rebates or other incentives to secure a competitive advantage.

Both Medtronic and Boston Scientific will continue to develop new products that compete directly with our products, and their greater resources may allow them to respond more quickly to new technologies, new treatment indications or changes in customer requirements. Further, we historically have priced our products at a premium to those of Medtronic. Additionally, because the neuromodulation market is a high growth-potential market, other companies may attempt to bring new products or therapies into this market. For all of these reasons, it may be more difficult to compete successfully against Medtronic or Boston Scientific or against future competitors.

We are subject to substantial government regulation and our failure to comply with applicable government regulations could subject us to numerous penalties, any of which could adversely affect our business.

We are subject to numerous government regulations relating to, among other things, our ability to sell our products, third-party reimbursement, fraud and abuse of Medicare or Medicaid and patient privacy. If we do not comply with applicable government regulations, government authorities could do any of the following:

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

In late January 2005, we received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to certain of our sales and marketing, reimbursement, Medicare and Medicaid billing, and certain other business practices. We are cooperating fully with the OIG’s request for documents.

Beginning March 1, 2005, several law firms announced the filing of class action securities lawsuits against the Company and certain of its officers and directors filed on behalf of purchasers of our securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period). As of March 10, 2005, we have not been served with any of these lawsuits. However, we have confirmed that at least two such lawsuits have been filed in the United States District Court for the Eastern District of Texas as follows: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al, filed March 1, 2005; RAI Investment Club vs. Advanced Neuromodulation Systems, Inc., et al, filed March 9, 2005. These suits allege the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s strong financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims allege improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the public announcement we made on February 17, 2005 that the Company had received a subpoena from the OIG requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified. Based on the various press releases, we believe the other lawsuits will contain similar allegations. We intend to vigorously defend ourselves against the claims made in these lawsuits and we believe the lawsuits are without merit.

Fines and/or damages could ensue and profitability could be materially adversely affected.

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

The Genesis family of IPGs, the advent of rechargeable IPGs, and other market factors could impede growth in or reduce sales of Renew, which would adversely affect our revenues and profitability.

Although targeted towards patients with different types of pain, and even though “one size does not fit all,” some pain management specialists may recommend conventional or rechargeable IPGs to their patients when they would have otherwise recommended Renew, and, consequently, conventional or rechargeable IPGs, including our own rechargeable IPGs, may “cannibalize” or substitute for some sales of Renew. Further, we believe our competitors have chosen to emphasize the IPG as the therapy of choice in the neurostimulation market. In fact, Boston Scientific currently offers only one model of rechargeable IPG with only one model of percutaneous leads. These factors could lead to a slowdown in growth, or a reduction, in sales of Renew and similar RF-based neurostimulation products. Although Renew, Genesis, and Eon are targeted for different patients, sales growth of Renew has slowed since the launch of Genesis. If Renew sales growth continues to slow or sales are reduced, and we do not gain enough market share through conventional or rechargeable IPG sales to compensate for these reduced sales, our revenues and profitability will be adversely affected.

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

In the U.S., our products are generally covered by Medicare and Medicaid and other third-party payors, such as private insurance companies and managed care organizations, and workers’ compensation programs, which reimburse patients for all or part of the cost of our products and related medical procedures. The cost of our products and related procedures are significant, and third-party payors carefully scrutinize whether to cover new products and the level of reimbursement for covered products. Further, for certain types of procedures, gaps exist between the rate of reimbursement paid by Medicare and Medicaid and the rates paid by private insurers. In addition, gaps exist in reimbursement levels depending on the health care setting in which physicians perform procedures using our products. In the future, these gaps may narrow and public and private payors may reduce levels of reimbursement for neuromodulation devices in an effort to control increasing costs. If Medicare or other third-party payors decide to eliminate or reduce coverage amounts on patient reimbursements for our products, this could limit our ability to market and sell our products in the U.S., which would materially adversely affect our revenues and profitability. In November 2003, for example, the Center for Medicare and Medicaid Services (CMS) issued a final ruling establishing new 2004 reimbursement rates for Medicare hospital outpatient procedures, including spinal cord stimulation procedures. Reimbursement levels for permanent implants of spinal cord stimulation devices in the hospital outpatient setting were generally reduced as a result of the ruling, which decreased the amount that hospitals would be reimbursed by Medicare for these procedures. Although the new rates continue to provide hospitals with adequate margins to cover their facility costs and yield a fair profit to the hospitals, and the new rates have not had an adverse effect on the prices we charge hospitals for our systems, they could in the future. If CMS reduces rates to such an extent that hospitals’ ability to continue operating profitably in these procedures were at risk, there could be price pressure on our products at that time.

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

U.S. Patent No. 4,793,353 covers a non-invasive multiprogrammable tissue stimulator and method wherein only the programming data need be transmitted. The programming data may define the stimulator’s electrode selection, electrode polarity as either positive, negative or high impedence state, and stimulation pulse parameter. ANS has received notification from the United States Patent Office that the term of this patent has been preliminarily extended by 323 days, extending its term from December 27, 2005 to November 15, 2006. The expiration of this patent may allow competitors to offer programmable stimulators that define electrode selection, polarity and stimulation pulse parameters, and thus could have an adverse effect on our business. U.S. Patent No. 4,772,263 covers a spring driven infusion pump. This patent describes an implantable pump for infusing drugs or other chemicals or solutions into the body and utilizes a spring diaphragm that applies substantially constant force over a range of displacement to maintain a substantially uniform pressure difference between the drug chamber and internal body pressure. This patent is due to expire on February 3, 2006. The expiration of this patent may allow competitors to offer infusion pumps having similar technology and thus could have an adverse effect on our business. While four other U.S. patents owned or licensed by us are due to expire prior to 2007, the expiration of these other patents would not have a material effect on our ability to protect the intellectual property rights currently utilized in our business.

We have sued Advanced Bionics Corporation (Advanced Bionics) for patent infringement and trade secret misappropriation in the Eastern District of Texas, Sherman Division. Our suit alleges that Advanced Bionics is currently infringing ANS-owned U.S. Patent Nos. 4,793,353, 6,216,045, and 6,154,678. As part of its defense to our suit, Advanced Bionics has alleged that it does not infringe any patent and that each patent is invalid. Should there be a finding of non-infringement as to any or all of these patents, Advanced Bionics may be allowed to offer the corresponding technologies. Should there be a finding of invalidity as to any or all of these patents, competitors including Advanced Bionics may be allowed to offer corresponding technologies. Either scenario could have an adverse effect on our business.

Other parties may sue us for infringing their intellectual property rights, or we may have to sue them to protect our intellectual property rights.

There has been a substantial amount of litigation in the medical technology industry regarding patents and intellectual property rights. The neuromodulation market is characterized by extensive patent and other intellectual property rights, which can create greater potential than in less-developed markets for possible allegations of infringement, particularly with respect to newly-developed technology. We may be forced to defend ourselves against allegations that we are infringing the intellectual property rights of others. In addition, we may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that we are not infringing the intellectual property rights of others or that these rights are invalid or unenforceable, or to protect our own intellectual property rights, as in the case of the litigation against Advanced Bionics.

On March 11, 2005, Advanced Bionics filed a counterclaim in connection with our litigation against Advanced Bionics, asserting, among other things, that we are infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that we are infringing these patents at least by marketing and selling our GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that our newly-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,227). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre and post judgment interest, attorneys fees and such other relief as the court may grant. We will vigorously defend ourselves against these claims, which we believe are meritless because, among other things, we believe the patents are not infringed or are invalid.

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

Although there are currently no alternative suppliers for the custom chip used in our RF system, we have sufficient chips in stock to meet our near-term requirements and we believe we will be able to order more chips to meet our future needs. In the meantime, we are designing and developing our own replacement chip. The sole supplier of this chip first indicated its desire to cease manufacturing and supplying the RF system chip several years ago. The supplier has continued to supply the chip, however, and to date has not determined if and when it will cease to supply the chip. The supplier has agreed to notify us when it does decide to cease supplying the chip and has promised to permit us to place a final one-time purchase order for the chip. In the interim, we have maintained and will continue to maintain a higher than normal inventory of the chip. We currently have enough of the chips in stock to meet our requirements through the end of 2005. Our engineers are developing a new chip to be used with our next-generation RF receiver. Our engineers estimate that this new chip and the next-generation RF receiver would be completed and have received the appropriate regulatory approvals by the second half of 2005. Consequently, under the circumstances, we do not believe that a single source of supply for the RF system chip poses a serious risk to our business. Our RF system sales accounted for approximately 29% of our total Neuro Product segment sales in 2004, and approximately 27% of our total sales.

Our major competitor in the neuromodulation market currently accounts for a significant percentage of our revenue from our O.E.M. operations.

During 2004, we had two major customers that together accounted for $8.36 million, or 70.4%, of our net revenue from our O.E.M. operations. Medtronic, our most significant competitor, accounted for $6.55 million, or 55.2% and Arrow accounted for $1.81 million, or 15.2%. Either of these customers could cease doing business with us at any time. If this were to occur, our O.E.M segment revenues and profitability could be materially adversely affected, at least in the short term.

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

Internationally, we market our products through 18 independent distributors who represent us in 25 countries, except in Germany and Australia where we are represented by direct salespersons. In 2004, 10% of our sales revenue from our Neuro Products segment came from international sales. International sales are subject to a number of additional risks, including the following:

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

Our operations are conducted at four locations, and a disaster at any of these facilities could result in a prolonged interruption of our business.

We currently conduct all of our development, manufacturing and management activities at our facilities in Plano, Texas, Budd Lake and Hackettstown, New Jersey and Portland, Oregon. However, a natural disaster, such as a tornado, fire or flood, or a man-made disaster, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory and cause us to incur significant additional expenses. A disaster could seriously harm our business and affect our reputation with customers. The insurance we maintain may not be adequate to cover our losses in any particular case.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash reserves in high quality short-term liquid money market instruments with major financial institutions and certificates of deposit of $100,000 or less per financial institution with maturities less than 90 days. The rate of interest earned on these investments will vary with overall market rates. A hypothetical 10% change in the interest rates earned on these investments would not have a material effect on our results of operations or cash flows.

We also have certain investments in available-for-sale securities. These investments primarily consist of tax-exempt investment grade municipal bonds with maturities less than three years from the date of purchase, 7-day and 35-day AAA municipal bond floaters and an investment in the common stock of Cyberonics, Inc. We made our investment in Cyberonics in August 2004 when we acquired 3,500,000 shares of common stock at a cost basis of $49,679,619. At December 31, 2004, the fair value of the investment in Cyberonics had increased to $72,520,000. In February 2005, the Company sold the 3,500,000 shares and received gross proceeds on the sale of $135.3 million, resulting in a pre-tax gain of approximately $85.2 million, net of acquisition costs, which will be recorded in the first quarter of 2005. At December 31, 2004, we also had investments in tax-exempt investment grade municipal bonds and 7 day and 35 day municipal bond floaters with a cost basis of $44,864,232 and a fair value of $44,841,352. These investments are subject to overall bond market and interest rate risk. A hypothetical 10% change from existing interest rates on these investments would not have a material effect on our results of operations or cash flows due to a majority of the portfolio maturing in less than one year.

We do not use derivative financial instruments to manage the impact of interest rate changes on our investments or debt instruments. At December 31, 2004, we had no interest bearing debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Appendices A, B and C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Advanced Neuromodulation Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Advanced Neuromodulation Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Advanced Neuromodulation Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Advanced Neuromodulation Systems, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Advanced Neuromodulation Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004 of Advanced Neuromodulation Systems, Inc. and subsidiaries and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Dallas, Texas	/s/ Ernst & Young LLP

March 11, 2005	Ernst & Young LLP

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of shareholders, which information is incorporated herein by reference. Information under the captions “Compensation Committee Report” and “Performance Graph” are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our definitive proxy statement to be filed in connection with our 2005 annual meeting of shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1.	Financial Statements: See Index to Financial Statements on the second page of Appendix A. See Appendix C.

2.	Financial Statement Schedules:* Schedule II — Valuation and Qualifying Accounts. See Appendix B.

* Those schedules not listed above are omitted as not applicable or not required.

3.	Exhibits: See (c) below.

(c) Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended and restated (14)
3.2	Bylaws (9)
4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (5)
4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (10)
10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan (2)
10.2	Form of 1979 Employees Stock Option Agreement (3)
10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended) (2)
10.4	Form of Directors Stock Option Agreement (1)
10.6	Quest Medical, Inc. 1995 Stock Option Plan (4)
10.7	Form of 1995 Employee Stock Option Agreement (4)
10.8	Quest Medical, Inc. 1998 Stock Option Plan (7)
10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan (8)
10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc. (6)
10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc. (6)
10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc. (11)
10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc. (11)
10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc. (11)
10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc. (11)
10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees (1)
10.17	Sublease Agreement dated as of June 18, 2003, between Advanced Neuromodulation Systems, Inc. and Integrated Device Technology, Inc. (12)
10.18	Fixed Price Contract dated as of December 17, 2003, between Advanced Neuromodulation Systems, Inc. and Trane, a Division of American Standard, Inc. (12)
10.19	Fixed Price Contract dated as of December 10, 2003, between Advanced Neuromodulation Systems, Inc. and Dallas Security Systems, Inc. (12)

Exhibit
Number	Description
10.20	Standard Form of Agreement Between Owner and Contractor dated as of April 30, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Co., Inc. (12)
10.21	Standard Form of Agreement Between Owner and Architect dated as of January 15, 2003, between Advanced Neuromodulation Systems, Inc. and Good Fulton & Farrell Architects (12)
10.22	Standard Form of Agreement Between Owner and Construction Manager dated as of October 15, 2002, between Advanced Neuromodulation Systems, Inc. and Koll Development Company (12)
10.23	Change Order dated as of August 27,2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)
10.24	Abbreviated Standard Form of Agreement Between Owner and Contractor for Construction Projects of a Limited Scope dated as of June 25, 2003, between Advanced Neuromodulation Systems, Inc. and Performance Contracting, Inc. (12)
10.25	Change Order dated as of December 15, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)
10.26	Change Order dated as of February 20, 2004, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)
10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (13)
14.1	Code of Ethics (12)
21.1	Subsidiaries (14)
23.1	Consent of Independent Registered Public Accounting Firm (14)
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.

(9)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(11)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(12)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 16, 2004, and incorporated herein by reference.

(14)	Filed herewith.

(15)	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.

	By:	/s/ Christopher G. Chavez
Christopher G. Chavez
Date: March 14, 2005		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Christopher G. Chavez Christopher G. Chavez	Chief Executive Officer, President and Director of Advanced Neuromodulation Systems, Inc. (Principal Executive Officer)	March 14, 2005

/s/ F. Robert Merrill III F. Robert Merrill III	Executive Vice President-Finance, Chief Financial Officer and Treasurer of Advanced Neuromodulation Systems, Inc. (Principal Financial and Accounting Officer)	March 14, 2005

/s/ Hugh M. Morrison Hugh M. Morrison	Chairman of the Board and Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

/s/ Robert C. Eberhart Robert C. Eberhart	Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

/s/ Joseph E. Laptewicz Jr. Joseph E. Laptewicz, Jr.	Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

/s/ J. Philip McCormick J. Philip McCormick	Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

/s/ Richard D. Nikolaev Richard D. Nikolaev	Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

/s/ Michael J. Torma Michael J. Torma	Director of Advanced Neuromodulation Systems, Inc.	March 14, 2005

Appendix A

Consolidated Financial Statements
Independent Registered Public Accounting Firm’s Report

Three Years Ended December 31, 2004

Forming a Part of the Annual Report on

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Advanced Neuromodulation Systems, Inc. and Subsidiaries

to
Consolidated Financial Statements

Form 10-K — Item 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Advanced Neuromodulation Systems, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Neuromodulation Systems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Neuromodulation Systems, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Neuromodulation Systems, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Dallas, Texas
March 11, 2005

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31

Assets	2004	2003
Current assets:
Cash and cash equivalents	$6,654,712	$8,588,281
Marketable securities	117,361,352	86,213,841
Receivables:
Trade accounts, less allowances of $398,627 in 2004 and $447,457 in 2003	25,322,813	17,892,416
Interest and other	638,987	259,687

Total receivables	25,961,800	18,152,103

Inventories:
Raw materials	10,067,802	10,766,127
Work-in-process	4,435,746	3,569,111
Finished goods	9,420,303	7,777,921

Total inventories	23,923,851	22,113,159

Deferred income taxes	2,029,091	1,423,228
Income taxes receivable	—	1,324,001
Prepaid expenses and other current assets	1,888,957	1,007,244

Total current assets	177,819,763	138,821,857

Property, equipment and fixtures:
Land	3,191,427	3,191,427
Building	17,523,181	8,825,730
Furniture and fixtures	6,829,357	4,429,672
Machinery and equipment	18,757,126	13,944,120
Leasehold improvements	638,778	1,822,152

	46,939,869	32,213,101
Less accumulated depreciation and amortization	13,764,540	11,063,091

Net property, equipment and fixtures	33,175,329	21,150,010

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,301,780 in 2004 and $1,848,354 in 2003	6,208,520	5,814,974
Purchased technology, net of accumulated amortization of $3,917,268 in 2004 and $2,910,895 in 2003	11,414,908	10,319,679
Tradenames, net of accumulated amortization of $1,266,929 in 2004 and $1,110,458 in 2003	1,901,470	1,800,572
Customer and supplier relations, net of accumulated amortization of $645,336 in 2004 and $194,303 in 2003	2,429,671	2,373,558
Other assets, net of accumulated amortization of $1,202,605 in 2004 and $803,797 in 2003	1,354,812	1,342,969

	$247,487,141	$194,806,287

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
December 31

Liabilities and Stockholders' Equity	2004	2003
Current liabilities:
Accounts payable	$3,206,516	$5,717,222
Accrued salary and employee benefit costs	2,390,721	4,045,361
Accrued commissions	2,656,112	1,424,471
Income taxes payable	708,412	—
Deferred revenue	165,861	503,093
Other accrued expenses	342,075	694,449

Total current liabilities	9,469,697	12,384,596

Deferred income taxes	14,734,487	3,389,255
Non-current deferred revenue	718,820	907,513

Commitments and contingencies

Stockholders’ equity:
Common stock, $.05 par value; Authorized – 100,000,000 shares; Issued – 20,337,501 shares in 2004 and 19,712,938 in 2003	1,016,875	985,647
Additional capital	161,625,018	149,644,033
Retained earnings	45,681,864	27,515,001
Accumulated other comprehensive income (loss), net of tax expense of $8,544,328 in 2004 and net of tax benefit of $10,181 in 2003	14,240,380	(19,758)

Total stockholders’ equity	222,564,137	178,124,923

	$247,487,141	$194,806,287

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31

	2004	2003	2002
Net revenue	$120,743,651	$91,081,969	$57,372,013
Cost of revenue	32,093,221	27,135,320	20,658,798

Gross profit	88,650,430	63,946,649	36,713,215

Operating expenses:
Sales and marketing	37,898,560	26,552,873	14,931,826
Research and development	10,751,281	9,525,411	5,842,576
General and administrative	11,173,924	7,628,127	5,738,392
Amortization of other intangibles	2,459,430	1,831,644	952,214

	62,283,195	45,538,055	27,465,008

Income from operations	26,367,235	18,408,594	9,248,207

Other income:
Foreign currency transaction gain	182,088	—	—
Investment income	1,144,381	995,318	922,909
Other income	—	974,846	—

	1,326,469	1,970,164	922,909

Income before income taxes	27,693,704	20,378,758	10,171,116
Income taxes	9,526,841	7,161,504	3,486,658

Net income	$18,166,863	$13,217,254	$6,684,458

Net income per share:
Basic	$.90	$.69	$.41

Diluted	$.86	$.64	$.37

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31

	2004	2003	2002
Cash flows from operating activities:
Net income	$18,166,863	$13,217,254	$6,684,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,451,507	3,054,078	2,299,335
Amortization	2,459,431	1,831,644	952,214
Deferred income taxes	1,766,797	(1,169,197)	645,134
Stock-based compensation	115,892	845,480	123,492
Accrued tax abatement liability	—	(969,204)	—
Non-operating loss included in net income	—	—	8,666
Increase (decrease) in inventory reserve	(45,262)	84,132	51,403
Gain on sale of marketable securities	149,371	—	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,756,991)	(7,115,849)	(4,306,888)
Inventories	(1,103,829)	(6,461,212)	(4,025,504)
Income taxes receivable	1,324,001	(1,324,001)	678,341
Prepaid expenses and other current assets	(942,079)	4,306	(387,323)
Income taxes payable	708,412	(822,228)	822,228
Tax benefit from stock option exercises	5,102,954	9,786,072	1,847,438
Accounts payable	(2,592,280)	3,324,643	557,542
Accrued expenses	(825,373)	1,589,993	1,874,533
Deferred revenue	(525,925)	601,525	(233,609)

Total adjustments	2,286,626	3,260,182	907,002

Net cash provided by operating activities	20,453,489	16,477,436	7,591,460

Cash flows from investing activities:
Purchases of marketable securities	(323,018,919)	(382,648,595)	(188,390,536)
Purchase of Cyberonics, Inc. common stock	(49,679,619)	—	—
Proceeds from sales of marketable securities	364,248,896	382,222,800	104,747,808
Purchase of land	—	—	(3,191,427)
New facility construction	(8,697,451)	(8,825,730)	—
Additions to property, equipment, fixtures and intangible assets	(8,112,662)	(5,796,645)	(2,942,227)
Minority equity investments in preferred stock	—	(1,104,000)	—
Acquisition of MicroNet	—	—	(1,359,460)
Acquisition of certain assets of microHelix, Inc.	(2,046,105)	—	—
Acquisition of certain operations of distributors	(1,086,558)	(10,226,900)	—

Net cash used in investing activities	(28,392,418)	(26,379,070)	(91,135,842)

Cash flows from financing activities:
Payment of long-term notes	—	—	(189,722)
Net proceeds from public offering of common stock	—	—	83,175,353
Exercise of stock options and warrants	6,025,856	7,516,941	1,746,400

Net cash provided by financing activities	6,025,856	7,516,941	84,732,031

Net increase (decrease) in cash and cash equivalents	(1,913,073)	(2,384,693)	1,187,649
Effect of exchange rates on cash and cash equivalents	(20,496)	—	—
Cash and cash equivalents at beginning of year	8,588,281	10,972,974	9,785,325

Cash and cash equivalents at end of year	$6,654,712	$8,588,281	$10,972,974

Supplemental cash flow information is presented below:
Income taxes paid (net of refunds)	$633,720	$732,944	$(415,311)

Interest paid	$61,815	$—	$10,759

Non-cash activity:
Assumed acquisition liabilities	$131,574	—	—

Stock issued for patents and intangible assets	$767,511	$1,720,241	$4,648,421

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
Three Years Ended December 31, 2004

					Accumulated Other
					Comprehensive	Total
	Common Stock		Additional	Retained	Income	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2001 (restated for 3 for 2 stock split)	13,607,802	$680,390	$38,443,451	$7,709,290	$(21,250)	$46,811,881
Net income	—	—	—	6,684,458	—	6,684,458
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	7,365	7,365

Comprehensive income						6,691,823

Sale of newly issued common stock in a public offering, net of offering costs	4,312,500	215,625	82,959,728	—	—	83,175,353
Issuance of shares for stock option exercises	371,259	18,563	1,727,837	—	—	1,746,400
Stock-based compensation	—	—	123,492	—	—	123,492
Issuance of shares for acquisition	234,453	11,723	4,636,698	—	—	4,648,421
Tax benefit from stock option exercises	—	—	1,847,438	—	—	1,847,438

Balance at December 31, 2002	18,526,014	926,301	129,738,644	14,393,748	(13,885)	145,044,808
Net income	—	—	—	13,217,254	—	13,217,254
Adjustment to unrealized losses on marketable securities, net of tax	—	—	—	—	(5,873)	(5,873)

Comprehensive income						13,211,381

Issuance of shares for stock option exercises	1,124,372	56,219	7,460,722	—	—	7,516,941
Stock-based compensation	—	—	845,480	—	—	845,480
Shares issued for fractional share round-up in 3 for 2 stock split	2,571	128	95,873	(96,001)	—	—
Issuance of earn-out shares for acquisition	59,981	2,999	1,717,242	—	—	1,720,241
Tax benefit from stock option exercises	—	—	9,786,072	—	—	9,786,072

Balance at December 31, 2003	19,712,938	985,647	149,644,033	27,515,001	(19,758)	178,124,923
Net income	—	—	—	18,166,863	—	18,166,863
Adjustment to unrealized gains on marketable securities, net of tax	—	—	—	—	14,280,634	14,280,634
Foreign currency translation adjustment	—	—	—	—	(20,496)	(20,496)

Comprehensive income						32,427,001

Issuance of shares for stock option exercises	607,858	30,393	5,995,463	—	—	6,025,856
Stock-based compensation	—	—	115,892	—	—	115,892
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	767,511
Tax benefit from stock option exercises	—	—	5,102,954	—	—	5,102,954

Balance at December 31, 2004	20,337,501	$1,016,875	$161,625,018	$45,681,864	$14,240,380	$222,564,137

See accompanying notes to consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Business

Advanced Neuromodulation Systems, Inc. (the Company or ANS) designs, develops, manufactures and markets implantable neuromodulation devices. ANS devices are used primarily to manage chronic severe pain. The Company also provides contract development and custom manufacturing, also known as O.E.M. or original equipment manufacturing, for other medical device companies through the Hi-tronics Designs, Inc. (HDI) subsidiary and through operations in Portland, Oregon (formerly the Cable and Wire Division of microHelix, Inc., which was acquired in April 2004). ANS neuromodulation revenues are derived primarily from sales throughout the United States, Europe and Australia while O.E.M. revenues are derived within the United States.

On July 11, 2003, the Company effected a 3 for 2 stock split in the form of a 50% stock dividend (one share of common stock paid for every two shares held), paid to shareholders of record on June 20, 2003. All prior period shares, share prices, and income per share figures have been restated to reflect the split.

The research and development, manufacture, sale and distribution of medical devices is subject to extensive regulation by various public agencies, principally the U.S. Food and Drug Administration and corresponding state, local and foreign agencies. Product approvals and clearances can be delayed or withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

In addition, ANS neuromodulation products are purchased by hospitals and other users who then bill various third-party payors including Medicare, Medicaid, private insurance companies and managed care organizations, and workers’ compensation programs. ANS also sells and bills its neuromodulation products directly to third-party payors including Medicare, Medicaid, private insurance companies and managed care organizations, and workers’ compensation programs. These third-party payors reimburse fixed amounts for products and services based on a specific diagnosis. The impact of changes in third-party payor reimbursement policies and any amendments to existing reimbursement rules and regulations that restrict or terminate the eligibility of ANS products could have an adverse impact on the Company’s financial condition and results of operations.

In January 2004, the Company began operations in Germany to sell its neuromodulation devices through its wholly-owned subsidiary, ANS Germany GmbH. Previously, the Company utilized a distributor in Germany, and this relationship was terminated in January 2004 at no cost to the Company. In April 2004, the Company began operations in Australia to sell its neuromodulation devices through its wholly-owned subsidiary, ANS Australia. Previously, the Company utilized a distributor in Australia, MedTel Pty Limited (formerly Getz Brothers Australia) based in Sydney, Australia (MedTel). The Company acquired certain assets of MedTel in April 2004 for approximately $1.1 million. The foreign subsidiaries’ financial position and results of operations are measured using the local currency as the functional currency. Transaction gains and losses are recorded in the Consolidated Statements of Income for transactions denominated in a currency other than the functional currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders’ equity entitled Accumulated Other Comprehensive Income (Loss).

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

Reclassification

Certain amounts in the prior years financial statements have been reclassified to conform to the Company’s 2004 presentation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company generates revenues from product sales to end customers, product sales to international distributors, and development contracts. The Company sells products primarily through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in international markets. A significant portion of revenue is generated from consigned inventory generally maintained with field representatives, which is recognized as revenue upon notification of implant or product usage. All other product sales to end customers and international distributors are recorded upon transfer of title and risk of loss to customers, provided an arrangement exists, the fee is fixed and determinable, and collectibility is reasonably assured. Estimated sales returns, discounts, and rebates are recorded as a reduction of sales when the related revenue is recognized. Certain of the Company’s customers are third-party payors who reimburse fixed amounts for products based on a specific diagnosis. Revenue is recognized on these third-party payor sales based on the sales price less a contractual adjustment, which is based on the Company’s history of reimbursement with the third-party payor, provided all other revenue recognition criteria are met. The Company does not have any continuing obligation to its customers for installation or training, and there are no acceptance clauses in its customer arrangements.

The Company recognizes revenue on development contracts at its O.E.M. segment using either the percentage of completion method for fixed price development contracts, or as the services are performed for development contracts that are completed on a time and materials basis. The Company recognizes revenue using the percentage of completion method for the fixed price development agreements as the contract term can vary from 9 to 24 months, the Company’s right to receive payment depends on its performance in accordance with the agreement, and the Company can reasonably estimate the costs applicable to various stages of the development arrangement. Revenue is recognized based on the ratio of costs incurred in relation to the estimated costs for the total project. If the Company does not accurately estimate the resources required or the scope of work to be performed under a fixed price development agreement, then future profit margins and result of operations may be negatively impacted.

Shipping and handling costs are included in cost of revenue. Payments received in advance of revenue recognition requirements are recorded as deferred revenue on the Consolidated Balance Sheets. In 2003, the Company received a payment of $1.2 million related to a distribution agreement under which the Company has granted the exclusive rights to market certain of its neuromodulation products in Japan. Of such payment, $1.0 million was recorded as deferred revenue and is being amortized into revenue over the length of the distribution agreement, which at the date of payment was 9.25 years. At December 31, 2004, the balance of the deferred revenue under the agreement was $804,147.

Investments

The Company’s investments in marketable equity and debt securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity entitled Accumulated Other Comprehensive Income (Loss). The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income. The Company considers its investments in its available-for-sale marketable securities to be available for current operations, and as such all of the Company’s marketable securities are classified as short-term marketable investments.

The Company holds minority investments in preferred stock, which are stated at cost given the ownership percentage is less than 10%, and represents a long-term investment in two private companies made for business purposes. Consistent with the Company’s policies for other long-lived assets, the carrying value of these long-term strategic investments is periodically reviewed for impairment whenever triggering events occur that may indicate the fair value of the investment is less than the carrying value.

Accounts Receivable

The Company estimates the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of the receivables, including the current credit-worthiness of each customer, the aging of receivables and historical experience. The Company’s historical bad debt experience has been within management’s expectations.

Inventories

Inventories are recorded at the lower of standard cost or market. Standard cost approximates actual cost determined on the first-in, first-out (FIFO) basis. Cost includes the acquisition cost of raw materials and components, direct labor and overhead. The Company reserves for excess and obsolete inventory based upon forecasted demand for its products.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property, Equipment and Fixtures

Equipment and fixtures are stated at cost. Additions and improvements extending asset lives are capitalized while maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Income.

Depreciation is provided using the straight-line method over the estimated useful lives of the various assets as follows:

Building	20 to 40 years
Furniture and fixtures	2 to 10 years
Machinery and equipment	3 to 10 years
Leasehold improvements	The lesser of 3 to 5 years or the term of the lease

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses, and is subject to an annual impairment test. During the first quarter of 2005, the Company performed its annual review for impairment of goodwill as of December 31, 2004 and, based on this review, no impairment was recorded. The Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets in assessing the recoverability of its goodwill. If these estimates or the related assumptions change, the Company may be required to record impairment charges for these assets in the future.

The Company’s definite-lived intangible assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, the related undiscounted cash flows expected are compared with their carrying values to determine if a write-down to fair value is required. At December 31, 2004, the Company does not believe there has been any impairment of its intangible assets. Costs of patents that are the result of internal development are charged to current operations. The cost of purchased intangibles related to acquisitions is amortized on a straight-line basis over the following estimated useful life:

Purchased technology	15 years
Tradenames	15-20 years
Patents	15-20 years
Customer and supplier relations	4-7 years
Non-compete agreements (included in other assets)	Term of agreement

The Company expects to record annual amortization expense of approximately $2,530,000 in 2005, $2,460,000 in 2006, $2,370,000 in 2007, $2,170,000 in 2008 and $2,100,000 in 2009 related to its intangible assets as of December 31, 2004.

Warranty Obligations

The Company’s products are generally covered by a one-year limited warranty. The Company accrues a warranty reserve for estimated costs to provide warranty services. The estimated costs to service the Company’s warranty obligations are based on historical experience and expectation of future conditions and have been within management’s expectations.

Research and Development

Product development costs including start-up and research and development are charged to operations in the year in which such costs are incurred.

Advertising

Advertising expense is charged to operations in the year in which such costs are incurred. Total advertising expense, included in sales and marketing expense was $181,201, $108,333, and $74,673 at December 31, 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of the grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Consolidated Statements of Income. The Company recorded $115,892, $845,480 and $123,492 of compensation expense for stock compensation to non-employees in 2004, 2003 and 2002, respectively. The Company has adopted the pro-forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	2004	2003	2002
Net income as reported	$18,166,863	$13,217,254	$6,684,458
Stock-based compensation expense	5,146,677	4,104,009	2,107,799

Pro-forma net income	$13,020,186	$9,113,245	$4,576,659

Basic shares	20,125,690	19,180,041	16,350,060
Diluted shares	21,140,548	20,589,887	17,837,456

Pro-forma Basic EPS	$.65	$.48	$.28

Pro-forma Diluted EPS	$.62	$.44	$.26

For purposes of the pro-forma disclosures above, the weighted average fair value per stock option granted in fiscal 2004, 2003, and 2002 was $10.81, $11.54, and $8.78, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.60%	2.09%	4.50%
Average life of options (years)	3.0	3.0	3.0
Volatility	40.6%	64.9%	67.6%
Dividend yield	—	—	—

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

	2004	2003	2002
Weighted-average shares outstanding (basic shares)	20,125,690	19,180,041	16,350,060
Effect of dilutive instruments: (1)
Stock options	1,014,858	1,409,846	1,487,396

Diluted weighted-average shares outstanding	21,140,548	20,589,887	17,837,456

(1) See Note 7 for a description of these instruments.

For 2004, 2003 and 2002 the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. Options to purchase 589,828 shares at an average price of $37.14 per share were outstanding in 2004 and options to purchase 5,512 shares at an average price of $31.91 per share were outstanding in 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 2002, all options were included in the computation of diluted earnings per share.

Following is the Company’s computation of basic and diluted income per share for the years ended December 31:

	2004	2003	2002
Basic income per share:
Basic weighted average shares outstanding	20,125,690	19,180,041	16,350,060
Net income	$18,166,863	$13,217,254	$6,684,458
Net income per share	$0.90	$0.69	$0.41

Diluted income per share:
Diluted weighted average shares outstanding	21,140,548	20,589,887	17,837,456
Net income	$18,166,863	$13,217,254	$6,684,458
Net income per share	$0.86	$0.64	$0.37

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity net of tax effects, and consists of net income, unrealized gains or losses on the Company’s available for sale securities, and foreign currency translation adjustments. Comprehensive income statements are included in the Consolidated Statements of Stockholders’ Equity.

Components of Accumulated Other Comprehensive Income (Loss) are net of tax and are as follows:

	2004	2003	2002
Unrealized gains (losses) on marketable securities	$14,260,876	$(19,758)	$(13,385)
Foreign currency translation adjustment	(20,496)	—	—

	$14,240,380	$(19,758)	$(13,385)

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The tax benefit (expense) on the unrealized gains (losses) on marketable securities was $(8,556,625), $10,181 and $7,655 at December 31, 2004, 2003 and 2002 respectively. The tax benefit on foreign currency translation adjustment was $12,297 at December 31, 2004.

(3) Business Combinations and Asset Acquisitions

During 2003 and 2004, the Company completed the following four acquisitions of certain operations of the Company’s existing Neuro Products segment distributors:

		2004	2003
April 1, 2004	MedTel Pty Limited	$1,086,558	$—
November 1, 2003	State of the Art Medical Products	—	4,235,627
September 4, 2003	Comedical, Inc.	—	1,134,081
March 27, 2003	Sun Medical, Inc.	—	4,857,192

Total		$1,086,558	$10,226,900

These transactions enable the Company to focus sales priorities on the Company’s products, expand sales coverage and invest in customer and market development. The purchase price of these acquisitions was recorded as follows:

	2004		2003
		Amortization		Amortization
	Amount	Period	Amount	Period
Inventory	$490,316	n/a	$2,013,133	n/a
Customer and supplier relations	400,000	7 years	2,567,861	6.75 years
Non-compete agreements (included in other assets)	100,000	1.75 years	857,861	4.0 years
Equipment	—	n/a	116,614	n/a
Receivables	52,705	n/a	—	n/a
Product registrations (included in other assets)	43,537	3.5 years	—	n/a
Goodwill (tax deductible)	—	n/a	4,671,431	n/a

	$1,086,558		$10,226,900

On April 21, 2004, the Company acquired certain assets of the Cable and Wire Division from microHelix, Inc. (microHelix), which operates out of Portland, Oregon. microHelix previously supplied coated fine wire, antennas, and certain other products to the Company and its wholly-owned subsidiary HDI. The acquisition represents a vertical integration of a component supplier and provided the Company with additional engineering resources and intellectual property for the design and development of new products, notably leads, extensions, trial cables and related products. The purchase price was $2,177,679 consisting of $2,006,551 in cash, assumed liabilities of $131,574 and acquisition costs of $39,554. Thirty-three personnel from microHelix joined the Company upon consummation of the transaction. The assets and operations acquired are part of the O.E.M. segment. The purchase price allocation is as follows:

		Amortization
	Amount	Period
Purchased technology	$969,200	15 years
Machinery and equipment	1,008,394	N/a
Inventory	171,285	n/a
Non-compete agreements (included in other assets)	28,800	1 year

Total	$2,177,679

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On November 26, 2002, the Company completed the acquisition of MicroNet Medical, Inc. (MicroNet), a privately held developer of medical devices based on proprietary micro-lead technology. MicroNet developed a line of very thin and steerable spinal cord stimulation leads called Axxess™ leads. Under the terms of the transaction, which was structured as a merger, the Company acquired only MicroNet’s proprietary technology and certain associated tangible assets, which are part of the Neuro Products segment. At closing, the Company paid the former MicroNet shareholders $500,000 in cash and 234,453 shares of ANS common stock valued at $4,648,421. The Company also paid acquisition related costs of $859,460, including an investment-banking fee of $600,000. In addition to the initial purchase price paid at closing, the Company agreed to pay the former MicroNet shareholders additional shares of ANS common stock if certain product, regulatory approval, and sales milestones are met. These milestones consist of three principal product milestones and a sales milestone. Each of the product milestones related to the delivery of specific products, and were met if and when the Company was able to submit, and when the Company received regulatory approvals, for products that were adapted for use directly with the Company’s devices. The sales milestone will be met if and when $5 million in cumulative net sales are generated of MicroNet lead products during the four-years following the closing of the MicroNet transaction.

The aggregate value of the additional potential milestone earn out payments payable in shares of ANS common stock was $9 million as measured at the closing of the MicroNet transaction. Of this $9 million in additional shares, a fixed number of ANS common shares totaling 134,409 with an aggregate value at closing of $3 million were issued into an escrow account. If and when the product and regulatory milestones were met, a specified and fixed number of ANS common shares were to be released from the escrow (which for purchase price accounting was valued at the time of release from escrow). In addition, if and when those same product and regulatory milestones were achieved, at that time a number of ANS common shares were to be issued with an aggregate value of up to $3 million. Finally, if and when $5 million in cumulative net sales are generated of MicroNet lead products during the four years after closing, at that time a number of ANS common shares will be issued with an aggregate value of up to $3 million.

The initial purchase price of the MicroNet acquisition was recorded in 2002 as follows:

		Amortization
	Amount	Period
Purchased technology	$5,761,558	15 years
Tradenames	138,181	15 years
Non-compete agreements (included in other assets)	108,142	5 years

Total	$6,007,881

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

In March 2003, two parts of the first major product milestone were satisfied, and 42,519 of ANS common shares were issued (of which 22,401 shares were released from escrow) with a value at the time of issuance and release from escrow of $1,020,059. In October 2003, another product milestone was satisfied, and 17,462 shares of ANS common shares were issued (of which 11,197 shares were released from escrow) with a value at the time of issuance and release from escrow of $700,182. In January 2004, an additional product milestone was satisfied, and 16,705 shares of ANS common stock were issued (of which 11,202 shares were released from escrow) with a value at the time of issuance and release from escrow of $767,511. The value of ANS common shares issued and released from escrow was allocated to certain identifiable intangible assets in accordance with the original purchase price allocation, and resulted in the following additions to identifiable intangible assets:

		Amortization
	Amount	Period
Purchased technology	$2,385,755	15 years
Tradenames	57,218	15 years
Non-compete agreements (included in other assets)	44,779	5 years

Total	$2,487,752

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company recorded a deferred tax liability of $876,360 for the identified intangible assets related to the additional earn-out consideration issued. The deferred tax liability was allocated in accordance with the original purchase price allocation resulting in an additional $845,549 and $30,811 of purchased technology and tradenames, respectively.

In May 2004, the Company and the former MicroNet shareholders agreed that no further product milestone payments will be payable under the agreement because no further product milestones will be met. Consequently, 89,609 shares of ANS common stock held in escrow were returned to the Company. However, the former MicroNet shareholders may still earn additional ANS common stock with an aggregate value of $3 million if the Company generates $5 million in cumulative net sales of MicroNet lead products by November 2006. As a result of the May 2004 agreement with MicroNet, the Company reviewed the previously recorded identifiable intangible assets associated with the MicroNet acquisition and concluded there was no impairment of these intangible assets.

The results of operations for the acquisitions above have been included in the Company’s Consolidated Statements of Income after the date of acquisition.

(4) Marketable Securities

The following is a summary of marketable debt and equity securities classified as available-for-sale securities at December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Investment in Cyberonics, Inc. common stock	$49,679,619	$22,840,381	$—	$72,520,000
Investment grade municipal bonds	42,964,232	39,284	62,164	42,941,352
7-day and 35-day AAA municipal bond floaters	1,900,000	—	—	1,900,000

	$94,543,851	$22,879,665	$62,164	$117,361,352

In August 2004, the Company acquired 3,500,000 shares, or 14.7%, of the outstanding common stock of Cyberonics, Inc. in open market purchases. In February 2005, the Company sold the 3,500,000 shares and received gross proceeds on the sale of $135.3 million, resulting in a pre-tax gain of approximately $85.2 million, net of acquisition costs, which will be recorded in the first quarter of 2005.

Maturities of the investment grade municipal bonds at December 31, 2004 is as follows: 2005: $24,801,194; 2006: $6,187,554; 2007: $11,871,321; 2008: $30,423; and 2010: $50,860.

The following is a summary of marketable debt securities classified as available-for-sale securities at December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Freddie Mac notes	$256,250	$—	$6,562	$249,688
Investment grade municipal bonds	3,240,396	6,510	30,318	3,216,588
7-day and 35-day AAA municipal bond floaters	82,747,134	431	—	82,747,565

	$86,243,780	$6,941	$36,880	$86,213,841

Estimated fair value for the investment grade marketable debt securities is provided by the brokerage firms holding such bonds and notes at each reporting period by utilizing a standard pricing service.

At December 31, 2004 and 2003, no individual debt security represented more than 7.8% and 7.5%, respectively of the total portfolio of debt securities, or 1.42% and 3.25%, respectively, of total assets. The Company did not have any investments in derivative financial instruments at December 31, 2004 or 2003.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(5) Minority Investments in Preferred Stock

In January 2003, the Company invested $1 million in cash to purchase preferred stock for a minority equity position in Innovative Spinal Technologies, Inc., a privately held start-up company that develops spine technologies, products and services through intellectual property development and contract research. This investment is accounted for under the cost method of accounting due to the Company’s minimal ownership percentage. The Company periodically reviews the valuation of this investment using available financial information from Innovative Spine Technologies, Inc. As of December 31, 2004, there were no indicators that the fair value of the investment is less than the carrying value.

(6) Federal Income Taxes

The significant components of the net deferred tax liability at December 31, were as follows:

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$69,203	$1,504,601
Tax credits	838,048	276,774
Accrued expenses and reserves	415,090	411,853
Inventory	740,238	456,449
Deferred revenue	331,755	480,978
Marketable securities	—	10,178
Stock-based compensation	357,233	353,990
Other	46,084	35,097

Total deferred tax assets	2,797,651	3,529,920

Deferred tax liabilities:
Marketable securities	(8,556,525)	—
Purchased intangible assets	(4,209,672)	(4,224,642)
Equipment and fixtures	(2,677,005)	(1,271,305)
Other	(59,845)	—

Total deferred tax liabilities	(15,503,047)	(5,495,947)

Net deferred tax liabilities	$(12,705,396)	$(1,966,027)

As of December 31, 2004, the Company had a net operating loss carry forward of approximately $250,000, primarily related to the remaining net operating loss acquired in connection with the MicroNet acquisition which expires in years through 2021. In 2004 the Company utilized approximately $3.3 million of the $3.4 million net operating loss carryforward acquired from MicroNet. The Company’s tax credits primarily relate to research and development credits, and will expire in years through 2024. The Company has not provided United States federal and state deferred income taxes on undistributed earnings of foreign subsidiaries because such earnings are intended to be indefinitely reinvested in these foreign operations. At December 31, 2004, such earnings were approximately $600,000. Additional United States tax liabilities would be incurred should the Company remit a portion of these earnings.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2004	2003	2002
Current	$7,775,256	$7,749,925	$2,841,524
Deferred	1,751,585	(588,421)	645,134

	$9,526,841	$7,161,504	$3,486,658

A reconciliation of the provision for income taxes to the expense calculated at the United States statutory rate follows:

	2004	2003	2002
Income tax expense at statutory rate	$9,692,797	$7,132,565	$3,458,179
Tax effect of:
State taxes	601,445	511,812	275,481
Tax-exempt interest	(332,927)	(326,340)	(291,745)
Other	(434,474)	(156,533)	44,743

Income tax expense	$9,526,841	$7,161,504	$3,486,658

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

In May 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock.

The Company has various stock option plans (the Plans) pursuant to which stock options may be granted to key employees, officers, directors and advisory directors of the Company. In accordance with the Plans, on January 1 of each year the aggregate number of shares of common stock reserved for options under the Plans is increased by the same percentage that the total number of issued and outstanding shares of common stock increased from the preceding January 1 to the following December 31 (if such percentage is positive). On January 1, 2003, 2004 and 2005, options to purchase 1,374,353 shares, 331,859 shares, and 198,413 shares of common stock, respectively, were added to the Plans.

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

At December 31, 2004, under all of the Company’s Plans, 3,501,006 shares had been granted and were outstanding, 5,460,481 shares of common stock had been issued upon exercise, and 307,822 shares were reserved for future grants.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Data with respect to stock option plans of the Company are as follows:

Options Outstanding			Exercisable Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
January 1, 2002	2,503,762	$6.29	1,125,323	$4.41
Granted	925,500	$18.36
Exercised	(371,259)	$4.87
Forfeited	(18,375)	$11.46

January 1, 2003	3,039,628	$10.11	1,304,607	$5.77
Granted	1,406,125	$26.20
Exercised	(1,124,372)	$6.72
Forfeited	(31,116)	$18.05

January 1, 2004	3,290,265	$18.08	821,285	$9.07
Granted	855,350	$35.50
Exercised	(607,858)	$9.91
Forfeited	(36,751)	$21.93

December 31, 2004	3,501,006	$23.71	1,077,724	$15.97

				Exercisable Options at
Options Outstanding at December 31, 2004				December 31, 2004
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Life	Average		Average
Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$3.33-4.42	67,202	4.11	$4.10	67,202	$4.10
$5.02-7.42	272,087	5.79	$7.00	157,335	$6.87
$8.17-10.67	214,662	4.21	$9.35	206,412	$9.34
$12.67-19.00	290,182	6.68	$15.55	164,745	$15.13
$19.01-27.33	1,491,898	7.52	$22.05	403,780	$21.39
$29.32-36.99	840,150	8.95	$33.53	66,562	$35.19
$38.00-45.91	324,825	8.14	$40.79	11,688	$39.55

	3,501,006	7.45	$23.71	1,077,724	$15.97

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(8) Commitments and Contingencies

The Company leases offices, manufacturing and research facilities, as well as office equipment under operating leases. Future minimum rental payments related to these operating leases at December 31, 2004 are as follows:

	Facility	Office
	Leases	Equipment	Total
2005	$431,338	68,234	$499,572
2006	31,947	68,234	100,181
2007	—	68,234	68,234
2008	—	68,234	68,234
2009	—	34,117	34,117
Thereafter	—	—	—

	$463,285	$307,053	$770,338

Total rent expense for offices, manufacturing and research facilities, and office equipment for the years ended December 31, 2004, 2003 and 2002 was $1,122,518, $1,190,319 and $1,063,097, respectively.

In late January 2005, the Company received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and certain other business practices. The Company is cooperating fully with the OIG’s request for documents.

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

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Liability Act, conversion and constructive trust. The lawsuit alleges, among other things, that Advanced Bionics is infringing U.S. Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator And Method.” In addition, the lawsuit alleges that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Advanced Bionics filed a California action in federal court seeking to resolve the Company’s patent claims, which was subsequently dismissed. Advanced Bionics has also made motions to transfer the Texas Action to a California federal court, which the judge in the Texas Action has dismissed. On January 28, 2005, the judge in the Texas Action granted Advanced Bionic’s motion to compel alternative dispute resolution of our trade secrets misappropriation claims, although the judge ruled that he retains jurisdiction over those claims. On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that the Company is infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that the Company is infringing these patents at least by marketing and selling GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that the Company’s newly-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,277). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre and post judgment interest, attorneys fees and such other relief as the court may grant. The Company intends to vigorously defend itself against these claims, which the Company believes are meritless because, among other things, the Company believes the patents are not infringed or are invalid.

Beginning March 1, 2005, several law firms announced the filing of class action securities lawsuits against the Company and certain of its officers and directors filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period). As of March 10, 2005, the Company has not been served with any of these lawsuits. However, the Company has confirmed that at least two such lawsuits have been filed in the United States District Court for the Eastern District of Texas as follows: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al, filed March 1, 2005; RAI Investment Club vs. Advanced Neuromodulation Systems, Inc., et al, filed March 9, 2005. These suits allege the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s strong financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims allege improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the public announcement that management made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified. Based on the various press releases, the Company believes the other lawsuits will contain similar allegations. The Company intends to vigorously defend itself against the claims made in these lawsuits and believes the lawsuits are without merit.

Except for such litigation discussed above, and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a defendant to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition, under its distributor agreements, sales agent agreements and certain other ordinary course commercial contracts with third parties, the Company typically agrees to indemnify the other contracting party from damages and costs that may arise from product liability claims. The terms of the agreements and contracts vary and the potential exposure under these indemnities cannot reasonably be estimated or determined. The Company currently is not aware of any indemnification claims, nor has the Company had any indemnification claims historically.

(9) Financial Instruments, Risk Concentration and Major Customers

In the United States, the Company’s accounts receivable from its Neuro Products segment are due primarily from hospitals, insurance companies and Medicare. Internationally, the Company’s accounts receivable from its Neuro Products segment are due primarily from distributors, except for Germany and Australia where the Company’s wholly-owned subsidiaries sell to hospitals, insurance companies, and distributors. For the O.E.M segment, all of the accounts receivable are due from privately held and publicly traded medical device companies based in the United States. The Company generally does not require collateral for trade receivables. The Company maintains an allowance for doubtful accounts based upon expected collectibility. Any losses from bad debts have historically been within management’s expectations.

The Company had no customer with net sales greater than 10% of net revenue during 2004 and 2003 as a result of the March 2003 acquisition of the pain management business of Sun Medical, Inc., the Company’s largest distributor for which net sales for the year ended December 31, 2002 of implantable neurostimulation systems represented 11% of net revenue (14% of Neuro Products segment net revenue). Net sales of O.E.M products and services to one customer for the year ended December 31, 2002, represented 12% of net revenue (63% of O.E.M segment net revenue).

Net sales of O.E.M. products and services to two customers for the year ended December 31, 2004, as a percentage of net revenue from the O.E.M. segment were 55% and 15%, respectively. Net sales of O.E.M. products and services to two customers for the year ended December 31, 2003, as a percentage of net revenue from the O.E.M. segment were 76% and 13%, respectively. Net sales of O.E.M. products and services to two customers for the year ended December 31, 2002, as a percentage of net revenue from the O.E.M. segment were 63% and 26%, respectively.

Foreign sales, primarily Europe and Australia, for the years ended December 31, 2004, 2003 and 2002 were approximately 10%, 7% and 8% of net revenue from the Neuro Products segment, respectively. The O.E.M. segment had no foreign sales for the years ended December 31, 2004, 2003 and 2002, respectively.

(10) Employee Benefit Plans

The Company has a defined contribution retirement savings plan (the Plan) available to substantially all employees. The Plan permits employees to elect salary deferral contributions of up to 15% of their compensation and requires the Company to make matching contributions equal to 50% of the participants’ contributions to a maximum of 6% of the participants’ compensation. The Board of Directors may change the percentage of matching contribution under the plan at their discretion. The Company’s contributions for the years ended December 31 were $845,033 in 2004, $475,012 in 2003 and $346,125 in 2002.

(11) Accrued Tax Abatement Liability

In September 2003, the Company was absolved from any liability associated with a tax abatement agreement assigned to a third-party in 1999 as the conditions under the agreement were satisfied by the third-party. Accordingly, the Company reversed the previously established liability of $969,204 in September 2003 to other income in the Consolidated Statements of Income.

(12) Segment Information

The Company operates in two business segments. The Neuro Products segment designs, develops, manufactures and markets implantable medical devices that are used to manage chronic intractable pain and other disorders of the central nervous system through the delivery of electrical current or drugs directly to targeted nerve fibers. The O.E.M. segment provides contract development and O.E.M. manufacturing primarily of electromechanical medical devices. Intersegment revenue is billed at cost with no intercompany mark-up.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Segment data as of and for the year ended December 31, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$108,866,014	$11,877,637	$—	$120,743,651
Intersegment revenues	—	7,966,134	(7,966,134)	—
Segment income (loss) from operations	26,517,386	(150,151)	—	26,367,235
Segment assets	$242,870,008	$14,409,865	$(9,792,732)	$247,487,141

Segment data as of and for the year ended December 31, 2003 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$80,000,647	$11,081,322	$—	$91,081,969
Intersegment revenues	—	8,054,406	(8,054,406)	—
Segment income from operations	16,406,245	2,002,349	—	18,408,594
Segment assets	$191,842,645	$11,133,803	$(8,170,161)	$194,806,287

Segment data as of and for the year ended December 31, 2002 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$46,712,158	$10,659,855	$—	$57,372,013
Intersegment revenues	—	5,663,216	(5,663,216)	—
Segment income from operations	7,013,895	2,234,312	—	9,248,207
Segment assets	$154,451,136	$8,982,629	$(5,089,638)	$158,344,127

(13) New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company is currently assessing the method by which SFAS 123(R) will be adopted.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using ABP 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5,102,954, $9,786,072, and $1,847,438 in 2004, 2003 and 2002, respectively.

Appendix B

Schedule II – Valuation and Qualifying Accounts

Forming a Part of the Annual Report

Form 10-K

Item 15

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

Schedule II – Valuation and Qualifying Accounts
Advanced Neuromodulation Systems, Inc. and Subsidiaries
December 31, 2004

	Balance at		Charged to
	Beginning of	Charged to	Other		Balance at
Description	Year	Expenses	Accounts	Deductions	End of Year
Year ended December 31, 2004:
Allowance for doubtful accounts	$447,457	$250,889	$—	$299,719	$398,627

Year ended December 31, 2003:
Allowance for doubtful accounts	$295,391	$199,503	$—	$47,437	$447,457

Year ended December 31, 2002:
Allowance for doubtful accounts	$124,111	$186,336	$—	$15,056	$295,391

Appendix C

Quarterly Financial Data
(unaudited)

Forming a Part of the Annual Report

Form 10-K

Item 8

of

ADVANCED NEUROMODULATION SYSTEMS, INC.
(Name of issuer)

Filed with the

Securities and Exchange Commission

Washington, D.C. 20549

under

The Securities Exchange Act of 1934

2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$26,632,863	$30,487,851	$31,330,408	$32,292,529
Gross profit	19,667,331	22,116,540	22,916,234	23,950,325
Income from operations	5,896,721	6,461,424	6,611,887	7,397,203
Income from operations before income taxes	6,118,703	6,665,760	7,175,746	7,733,495
Net income	$3,968,591	$4,323,412	$4,741,955	$5,132,905

Basic income per share	$.20	$.22	$.23	$.25

Diluted income per share	$.19	$.21	$.23	$.24

2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$19,670,591	$22,324,461	$23,418,505	$25,668,412
Gross profit	12,788,900	15,273,182	17,034,060	18,850,507
Income from operations	3,815,709	4,273,899	5,165,514	5,153,472
Income from operations before income taxes(1)	4,097,364	4,568,371	6,334,961	5,378,062
Net income	$2,619,814	$2,923,115	$3,952,852	$3,721,473

Basic income per share	$.14	$.15	$.20	$.19

Diluted income per share	$.13	$.14	$.19	$.18

(1)	Q3 2003 includes other income of $969,204 from the reversal of an accrued tax abatement liability.

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Articles of Incorporation, as amended and restated (14)

3.2	Bylaws (9)

4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (5)

4.2	Amendment To Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc) (10)

10.1	Quest Medical, Inc. 1979 Amended and Restated Employees Stock Option Plan (2)

10.2	Form of 1979 Employees Stock Option Agreement (3)

10.3	Quest Medical, Inc. Directors Stock Option Plan (as amended) (2)

10.4	Form of Directors Stock Option Agreement (1)

10.6	Quest Medical, Inc. 1995 Stock Option Plan (4)

10.7	Form of 1995 Employee Stock Option Agreement (4)

10.8	Quest Medical, Inc. 1998 Stock Option Plan (7)

10.9	Advanced Neuromodulation Systems, Inc. 2000 Stock Option Plan (8)

10.10	Employment Agreement dated April 9, 1998 between Scott F. Drees and Quest Medical, Inc. (6)

10.11	Employment Agreement dated April 9, 1998 between F. Robert Merrill III and Quest Medical, Inc. (6)

10.12	Employment Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc. (11)

10.13	Employment Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc. (11)

10.14	Special Termination Agreement dated April 1, 2002 between Christopher G. Chavez and Advanced Neuromodulation Systems, Inc. (11)

10.15	Special Termination Agreement dated April 1, 2002 between Kenneth G. Hawari and Advanced Neuromodulation Systems, Inc. (11)

10.16	Form of Employment Agreement and Covenant Not to Compete, between the Company and key employees (1)

10.17	Sublease Agreement dated as of June 18, 2003, between Advanced Neuromodulation Systems, Inc. and Integrated Device Technology, Inc. (12)

10.18	Fixed Price Contract dated as of December 17, 2003, between Advanced Neuromodulation Systems, Inc. and Trane, a Division of American Standard, Inc. (12)

10.19	Fixed Price Contract dated as of December 10, 2003, between Advanced Neuromodulation Systems, Inc. and Dallas Security Systems, Inc. (12)

10.20	Standard Form of Agreement Between Owner and Contractor dated as of April 30, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Co., Inc. (12)

10.21	Standard Form of Agreement Between Owner and Architect dated as of January 15, 2003, between Advanced Neuromodulation Systems, Inc. and Good Fulton & Farrell Architects (12)

10.22	Standard Form of Agreement Between Owner and Construction Manager dated as of October 15, 2002, between Advanced Neuromodulation Systems, Inc. and Koll Development Company (12)

10.23	Change Order dated as of August 27,2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)

10.24	Abbreviated Standard Form of Agreement Between Owner and Contractor for Construction Projects of a Limited Scope dated as of June 25, 2003, between Advanced Neuromodulation Systems, Inc. and Performance Contracting, Inc. (12)

10.25	Change Order dated as of December 15, 2003, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)

10.26	Change Order dated as of February 20, 2004, between Advanced Neuromodulation Systems, Inc. and Rogers O’Brien Construction Company (12)

10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (13)

14.1	Code of Ethics (12)

21.1	Subsidiaries (14)

23.1	Consent of Independent Registered Public Accounting Firm (14)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

Exhibit
Number	Description
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-18, Registration No. 2-71198-FW, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, Registration No. 2-78186, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 33-62991, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 3, 1996, and incorporated herein by reference.

(6)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 27, 1998, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 17, 2000, and incorporated herein by reference.

(9)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(10)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(11)	Filed as an Exhibit to the report of the Company on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(12)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference

(13)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 16, 2004, and incorporated herein by reference.

(14)	Filed herewith.

(15)	Furnished herewith.