Form 10-Q
period 2005-03-31
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2005-05-09
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
YES ☑       NO ☐

Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	April 30, 2005
Common stock, $.05 Par Value	19,833,869

ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,346,530	$6,654,712
Marketable securities	176,330,273	117,361,352
Receivables:
Trade accounts, less allowances of $457,838 in 2005 and $398,627 in 2004	25,598,912	25,322,813
Interest and other	1,106,898	638,987

Total receivables	26,705,810	25,961,800

Inventories:
Raw materials	9,280,241	10,067,802
Work-in-process	6,060,797	4,435,746
Finished goods	9,413,172	9,420,303

Total inventories	24,754,210	23,923,851

Deferred income taxes	1,994,747	2,029,091
Prepaid expenses and other current assets	1,357,241	1,888,957

Total current assets	235,488,811	177,819,763

Property, equipment and fixtures:
Land	3,191,427	3,191,427
Building	17,544,484	17,523,181
Furniture and fixtures	7,293,911	6,829,357
Machinery and equipment	19,638,771	18,757,126
Leasehold improvements	638,778	638,778

	48,307,371	46,939,869
Less accumulated depreciation and amortization	15,029,394	13,764,540

Net property, equipment and fixtures	33,277,977	33,175,329

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,421,331 in 2005 and $2,301,780 in 2004	6,598,499	6,208,520
Purchased technology, net of accumulated amortization of $4,175,907 in 2005 and $3,917,268 in 2004	11,156,270	11,414,908
Tradenames, net of accumulated amortization of $1,308,044 in 2005 and $1,266,929 in 2004	1,911,780	1,901,470
Customer and supplier relations, net of accumulated amortization of $761,981 in 2005 and $645,336 in 2004	2,309,060	2,429,671
Other assets, net of accumulated amortization of $1,308,711 in 2005 and $1,202,605 in 2004	1,288,184	1,354,812

	$305,213,249	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,688,037	$3,206,516
Accrued salary and employee benefit costs	1,933,556	2,390,721
Accrued commissions	1,579,853	2,656,112
Income taxes payable	33,526,811	708,412
Deferred revenue	107,028	165,861
Other accrued expenses	445,318	342,075

Total current liabilities	40,280,603	9,469,697

Deferred income taxes	6,056,418	14,734,487
Non-current deferred revenue	670,362	718,820

Commitments and contingencies

Stockholders’ equity:
Common stock $.05 par value Authorized - 100,000,000 shares; Issued - 20,448,710 shares in 2005 and 20,337,501 in 2004	1,022,435	1,016,875
Additional capital	163,775,010	161,625,018
Retained earnings	104,250,267	45,681,864
Accumulated other comprehensive income (loss), net of tax benefit (expense) of $98,345 in 2005 and $(8,544,328) in 2004	(163,909)	14,240,380
Treasury stock, at cost - 381,894 shares in 2005	(10,677,937)	—

Total stockholders’ equity	258,205,866	222,564,137

	$305,213,249	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,
	2005	2004
Net revenue	$32,335,463	$26,632,863
Cost of revenue	8,446,834	6,965,532

Gross profit	23,888,629	19,667,331

Operating expenses:
Sales and marketing	10,090,319	8,564,046
Research and development	3,324,707	2,314,950
General and administrative	3,343,454	2,316,740
Amortization of other intangibles	639,980	574,874

	17,398,460	13,770,610

Income from operations	6,490,169	5,896,721

Other income (expense):
Gain on sale of investment in common stock of Cyberonics, Inc.	85,244,301	—
Foreign currency transaction loss	(47,625)	(29,347)
Investment income	546,861	251,329

	85,743,537	221,982

Income before income taxes	92,233,706	6,118,703
Income taxes	33,665,303	2,150,112

Net income	$58,568,403	$3,968,591

Net income per share:
Basic	$2.88	$.20

Diluted	$2.76	$.19

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$58,568,403	$3,968,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,875,858	1,563,398
Deferred income taxes	9,549	(770,714)
Stock-based compensation	(79,615)	(19,398)
Decrease in inventory reserve	(26,951)	—
Amortization of premiums on marketable securities	132,539	—
Gain on sale of marketable securities	(85,244,301)	(1,068)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(744,010)	(847,220)
Inventories	(803,408)	(875,657)
Income taxes receivable	—	20,642
Prepaid expenses and other current assets	182,346	(362,648)
Income taxes payable	32,818,399	—
Tax benefit from stock option exercises	649,241	2,885,538
Accounts payable	(518,479)	(2,006,298)
Accrued expenses	(1,430,181)	(2,787,513)
Deferred revenue	(107,291)	(201,799)

Total adjustments	(53,286,304)	(3,402,737)

Net cash provided by operating activities	5,282,099	565,854

Cash flows from investing activities:
Purchases of marketable securities	(186,547,678)	(24,609,473)
Proceeds from sale of investment in common stock of Cyberonics, Inc.	135,287,911	—
Proceeds from sales of marketable securities	54,676,579	97,572,066
New facility construction	—	(2,931,138)
Additions to property, equipment, fixtures and intangible assets	(1,932,918)	(2,580,878)

Net cash provided by investing activities	1,483,894	67,450,577

Cash flows from financing activities:
Purchase of treasury stock	(10,677,937)	—
Exercise of stock options	1,585,926	3,133,052

Net cash provided by (used in) financing activities	(9,092,011)	3,133,052

Net increase (decrease) in cash and cash equivalents	(2,326,018)	71,149,483
Effect of exchange rates on cash and cash equivalents	17,836	12,716
Cash and cash equivalents at beginning of year	6,654,712	8,588,281

Cash and cash equivalents at March 31	$4,346,530	$79,750,480

Non-cash activity:
Stock issued for intangible assets	$—	$767,511

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
For The Year Ended December 31, 2004 and the Three Months Ended March 31, 2005 (Unaudited)

					Accumulated
					Other		Total
	Common Stock		Additional	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2003	19,712,938	$985,647	$149,644,033	$27,515,001	$(19,758)	—	$178,124,923
Net income	—	—	—	18,166,863	—	—	18,166,863
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	14,280,634	—	14,280,634
Foreign currency translation adjustment	—	—	—	—	(20,496)	—	(20,496)

Comprehensive income							32,427,001

Issuance of shares for stock option exercises	607,858	30,393	5,995,463	—	—	—	6,025,856
Stock-based compensation	—	—	115,892	—	—	—	115,892
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	—	767,511
Tax benefit from stock option exercises	—	—	5,102,954	—	—	—	5,102,954

Balance at December 31, 2004	20,337,501	1,016,875	161,625,018	45,681,864	14,240,380	—	222,564,137
Net income	—	—	—	58,568,403	—	—	58,568,403
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	(14,422,125)	—	(14,422,125)
Foreign currency translation adjustment	—	—	—	—	17,836	—	17,836

Comprehensive income							44,164,114

Issuance of shares for stock option exercises	111,209	5,560	1,580,366	—	—	—	1,585,926
Stock-based compensation	—	—	(79,615)	—	—	—	(79,615)
Tax benefit from stock option exercises	—	—	649,241	—	—	—	649,241
Purchase of 381,894 treasury shares, at cost	—	—	—	—	—	(10,677,937)	(10,677,937)

Balance at March 31, 2005	20,448,710	$1,022,435	$163,775,010	$104,250,267	$(163,909)	$(10,677,937)	$258,205,866

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(1)	Business

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K. The results of operations for the

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

period ended March 31, 2005 are not necessarily indicative of operations for the full year.

The consolidated financial statements include the accounts of Advanced Neuromodulation Systems, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3)	Marketable Securities

In August 2004, the Company acquired 3,500,000 shares, or approximately 14.7%, of the outstanding common stock of Cyberonics, Inc. in open market purchases. The aggregate purchase price paid for the shares was $49.7 million. In February 2005, the Company sold the 3,500,000 shares and received gross proceeds on the sale of $135.3 million, resulting in a pre-tax gain of $85.2 million, net of acquisition costs.

(4)	Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statement of Income. The Company recorded $(79,615) and $(19,398) of stock-based compensation expense (benefit) to non-employees in the three months ended March 31, 2005 and 2004, respectively. The Company has adopted the pro forma disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The following table illustrates the effect on net income and net income per share amounts if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$58,568,403	$3,968,591
Stock-based compensation expense	1,368,722	1,166,307

Pro forma net income	$57,199,681	$2,802,284

Basic shares	20,366,990	19,928,946

Diluted shares	21,192,297	21,187,163

Pro forma Basic EPS	$2.81	$.14

Pro forma Diluted EPS	$2.70	$.13

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(5)	Commitments and Contingencies

The Company is a party to product liability claims related to its neurostimulation devices and other ordinary routine litigation claims arising in the ordinary course of business.

Product liability insurers have assumed responsibility for defending the Company against product liability claims, subject to reservation of rights in certain cases. Historically, product liability claims related to the Company’s neurostimulation devices have not resulted in significant monetary liability beyond its insurance coverage. The Company seeks to maintain appropriate levels of product liability insurance with coverage that it believes is comparable to that maintained by companies similar in size and serving similar markets, although there can be no assurances that the Company will not incur significant monetary liability to the claimants if such insurance is inadequate, and there can be no assurance that the Company’s neurostimulation business and future ANS product lines will not be adversely affected by these product liability claims.

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Act, conversion and constructive trust. As initially filed, the lawsuit alleged, among other things, that Advanced Bionics is infringing U.S. Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator and Method.” In addition, the lawsuit alleged that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Advanced Bionics filed a California action in federal court seeking to resolve the Company’s patent claims, which was subsequently dismissed. Advanced Bionics has also made motions to transfer the Texas Action to a California federal court, which the judge in the Texas Action has dismissed. On January 28, 2005, the judge in the Texas Action granted Advanced Bionic’s motion to compel alternative dispute resolution of our trade secrets misappropriation claims, although the judge ruled that he retains jurisdiction over those claims. On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that the Company is infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that the Company is infringing these patents at least by marketing and selling GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that the Company’s newly-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,277). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre and post judgment interest, attorneys’ fees and such other relief as the court may grant. The Company intends to vigorously defend itself against these claims, which the Company believes are meritless because, among other things, the Company believes the patents are not infringed or are invalid.

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

Beginning March 1, 2005, several law firms announced the filing of class action securities lawsuits against the Company and certain of its officers and directors filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period). The Company is aware that three such lawsuits have been filed in the United States District Court for the Eastern District of Texas as follows: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al, filed March 1, 2005; RAI Investment Club vs. Advanced Neuromodulation Systems, Inc., et al, filed March 9, 2005; and Clifford a. Leavitt vs. Advanced Neuromodulation Systems, Inc. et al, filed April 28, 2005. These suits allege the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims allege improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the public announcement that management made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified. Based on the various press releases, the Company believes any other lawsuits, if filed, will contain similar allegations. The Company intends to vigorously defend itself against the claims made in these lawsuits and believes the lawsuits are without merit.

Except for the litigation discussed above, and other ordinary routine litigation incidental or immaterial to its business, the Company is not currently a defendant to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

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

In addition, under its distributor agreements, sales agent agreements and certain other ordinary course commercial contracts with third parties, the Company typically agrees to indemnify the other contracting party from damages and costs that may arise from product liability claims. The terms of the agreements and contracts vary and the potential exposure under these indemnities cannot reasonably be estimated or determined. The Company currently is not aware of

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

any indemnification claims, nor has the Company had any indemnification claims historically.

(6)	Income Taxes

The Company recorded income tax expense during the three months ended March 31, 2005 and 2004 of $33,665,303 and $2,150,112, respectively, representing an overall effective tax rate of 36.5% and 35.1%, respectively. The increased effective tax rate in 2005 is due to the $85.2 million pre-tax gain resulting from the sale of the Company’s investment in Cyberonics, Inc., which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, the research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.

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

	Three Months Ended
	March 31,
	2005	2004
Weighted-average shares outstanding (basic shares)	20,366,990	19,928,946
Effect of dilutive stock options	825,307	1,258,217

Diluted weighted-average shares outstanding	21,192,297	21,187,163

For the three months ended March 31, 2005 and 2004, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended March 31, 2005 and 2004, options to purchase 638,563 and 2,142 shares, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(8)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity net of tax effects, and consists of net income, unrealized gains or losses on the Company’s available for sale marketable securities, and foreign currency translation adjustments. Comprehensive income for 2004 and for the three months ended March 31, 2005 is reported in the Condensed Consolidated Statements of Stockholders’ Equity. Comprehensive income for the three months ended March 31, 2004 was $3,979,867.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Components of Accumulated Other Comprehensive Income (Loss) are net of tax and are as follows:

	March 31, 2005	December 31, 2004
Unrealized gains (losses) on marketable securities	$(161,249)	$14,260,876
Foreign currency translation adjustments	(2,660)	(20,496)

	$(163,909)	$14,240,380

The tax benefit (expense) on the unrealized gains (losses) on marketable securities was $96,749 at March 31, 2005 and $(8,556,625) at December 31, 2004. The tax benefit on foreign currency translation adjustment was $1,596 at March 31, 2005 and $12,297 at December 31, 2004.

In connection with the realized gain resulting from the sale of the Company’s investment in Cyberonics, Inc. in February 2005 as discussed in Note 3, $14,275,238 of the December 31, 2004 unrealized gain on marketable securities was realized into other income, and the associated tax expense of $8,565,143 was reclassified from deferred income taxes payable to income taxes payable

(9)	Treasury Stock

In May 2004, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. The Company repurchased 381,894 shares of its common stock at a cost of $10,677,937 in March 2005. The Company repurchased an additional 541,780 shares of its common stock at a cost of $14,900,112 during April 2005. Also in April 2005, the Company’s board of directors approved an increase in the amount of shares authorized to be repurchased by the Company up to a total of 2,000,000 shares.

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

Segment data for the three months ended March 31, 2005 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$28,717,032	$3,618,431	$—	$32,335,463
Intersegment revenues	$—	$2,864,113	$(2,864,113)	$—
Segment income from operations	$6,184,061	$306,108	$—	$6,490,169

Segment data for the three months ended March 31, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$24,227,684	$2,405,179	$—	$26,632,863
Intersegment revenues	$—	$1,682,578	$(1,682,578)	$—
Segment income from operations	$5,477,813	$418,908	$—	$5,896,721

Foreign sales, primarily Europe and Australia, for the three months ended March 31, 2005 and 2004 were approximately 9.4% and 9.5% of net revenue from the Neuro Products segment, respectively. The O.E.M. segment had no foreign sales for the respective periods.

(11) New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) required adoption no later than July 1, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that it would require adoption of SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations which the Company is currently evaluating, although it will have no impact on the Company’s overall financial position. The Company is also currently assessing the method (either the “modified prospective” or “modified retrospective” method, as defined) by which SFAS 123(R) will be adopted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes.

Recent Developments

In March 2005, the FDA approved our second rechargeable implantable pulse generator (IPG) system, the Eon™ Neurostimulation System, for sale in the U.S. The Eon system is indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs, including unilateral or bilateral pain associated with failed back surgery syndrome, intractable low back pain and leg pain. We intend to begin a limited launch of Eon in the U.S. during the second quarter of 2005, and a full market launch during the third quarter of 2005.

We have recently received FDA Investigational Device Exemptions (IDE) to implant our Libra™ Deep Brain Stimulation (DBS) System to investigate the safety and efficacy of Libra to treat essential tremor and Parkinson’s disease. We anticipate the first implants of both indications to occur in the second quarter of 2005. Also during the first quarter of 2005, we received approval from the FDA to expand our feasibility study to a pivotal study of neurostimulation for the treatment of migraine headache.

In addition to the planned pivotal studies to treat migraine headache, essential tremor, and Parkinson’s disease, we are working on the potential application of our platform technologies to address depression, pelvic pain, obesity, tinnitus, angina, ischemic pain associated with peripheral vascular disease, and traumatic brain injury. As a result, in 2005 we intend to increase our investment in research and development and clinical trials to approximately $20 million.

In August 2004, we acquired 3.5 million shares of the common stock of Cyberonics, Inc. (Cyberonics), for an aggregate purchase price of $49.7 million with working capital funds on hand. We purchased the shares for investment purposes and because we believed that ownership of the shares could facilitate a business combination between Cyberonics and ANS that could have created significant synergies in technology development, manufacturing, sales and marketing, regulatory, administrative and other areas. Cyberonics decided not to enter into or pursue any merger or combination discussions with us. On February 2, 2005, Cyberonics announced that the FDA deemed its vagal nerve stimulation device approvable for treatment of certain types of chronic depression. Due to the increase in the price of Cyberonics’ common stock following the FDA’s announcement, coupled with the Cyberonics’ board of directors decision not to discuss a possible combination, we sold all 3.5 million shares of the common stock of Cyberonics in open market transactions in February 2005. Gross proceeds from the sale were $135.3 million and resulted in a pre-tax gain of $85.2 million, net of acquisition costs.

In March 2005 we repurchased 381,894 shares of the Company’s common stock for $10.7 million under a 1,000,000-share repurchase authorization previously approved by the Company’s board of directors. In April 2005, we repurchased an additional 541,780 shares for $14.9 million. Also in April 2005, the Company’s board of directors approved an increase in the repurchase authorization to a total of 2,000,000 shares.

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

Income Taxes

Management judgment is required to determine the Company’s consolidated provision for income taxes. Reserves are established when it is believed that certain tax positions of the Company may be successfully challenged, despite management’s belief that such tax return positions are fully supportable. When facts and circumstances change, the reserves are adjusted through the provision for income taxes.

Stock Compensation

See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to our stock compensation programs. Additionally, see Note 11 to the Condensed Consolidated Financial Statements for a discussion of SFAS No. 123(R), “Share Based Payment,” which is expected to be adopted on January 1, 2006, and when adopted will have a significant impact on our results of operations, although it will have no impact on our overall financial position.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004

Results for the first quarter of 2005 compared to 2004 continue to reflect the impact of revenue growth from increased unit sales of our Genesis® and GenesisXP™ IPG systems, which we launched in the United States in January 2002 and December 2002, respectively and from a limited launch of GenesisRC™, our first rechargeable IPG system approved by the FDA in the fourth quarter of 2004. In March 2005, we received approval for our second rechargeable IPG system, Eon™, and are manufacturing product to support a limited launch in the second quarter and a full market launch in the third quarter of 2005. References below to the first quarter are comparisons of the three months ended March 31, 2005 and 2004.

Net revenue. Net revenue for the first quarter increased $5.7 million, or 21.4%, due to increased sales of our neuro products and O.E.M. products. Neuro product revenue increased 18.5% to $28.7 million in the first quarter of 2005 from $24.2 million in 2004, primarily due to increased sales of our Genesis family of IPG systems and to a lesser extent from a limited launch of GenesisRC. Revenue from our Renew® RF system declined during the first quarter and is expected to continue to decline as rechargeable IPG systems that offer comparable features and benefits, including our own GenesisRC and Eon systems, begin to claim more of the market for neurostimulation devices. Net revenue of our O.E.M. business for the first quarter increased to $3.6 million in 2005 from $2.4 million in 2004 primarily due to $1.0 million of revenue generated by our Portland, Oregon operations (formerly the Cable and Wire Division of microHelix, Inc. which we acquired in April 2004). We continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs, and accordingly, we expect O.E.M. revenue of approximately $12 million in 2005, flat with 2004 revenue.

Gross profit. Gross profit for the first quarter increased $4.2 million, or 21.5% due to the increase in net revenue discussed above. Gross profit margin for the first quarter remained the same at 73.9%.

Operating expenses. Total operating expenses for the first quarter increased $3.6 million, or 26.3%, and increased as a percentage of revenue to 53.8% in 2005 from 51.7% in 2004. In February 2005, we announced that we intend to accelerate our pursuit of new indications for our technology by accelerating clinical studies, regulatory approval efforts and product development. As such, we expect operating expenses as a percentage of revenue to increase in 2005.

Sales and marketing. Sales and marketing expense for the first quarter, as a percentage of net revenue, decreased to 31.2% in 2005 from 32.2% in 2004, while the expense increased in absolute dollars by $1.5 million. The increase in absolute dollars during the first quarter was principally due to higher salary and benefit expense from annual salary increases and staffing additions in direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, and higher travel expense due to increased direct sales activities.

Research and development. Research and development expense for the first quarter, as a percentage of net revenue, increased to 10.3% in 2005 from 8.7% in 2004, and the expense increased in absolute dollars by $1.0 million. As noted above, we intend to accelerate our investment in research and development and clinical trials to capitalize on the opportunity to pursue several new indications with our existing technology and products and to develop new technology and products for the future. We expect expenditures of approximately $20 million in 2005, or 13.8% of targeted revenue compared to expenditures of $10.8 million, or 8.9% of revenue in 2004. We believe the increased investment is strategically important to achieving our mission in the long-term. In the last few months, we have received FDA approval to commence three separate pivotal studies to investigate the safety and efficacy of our technologies to treat migraine headaches, essential tremor and Parkinson’s Disease and we expect to begin implants under the three studies during the second quarter of 2005.

General and administrative. General and administrative expense for the first quarter, as a percentage of net revenue, increased to 10.3% in 2005 from 8.7% in 2004, and the expense increased in absolute dollars by $1.0 million. The increase in expense during the first quarter was principally due to higher legal expense including expense associated with our lawsuit against Advanced Bionics, audit and Sarbanes-Oxley compliance expense and depreciation expense.

Amortization of intangibles. Amortization expense of intangibles for the first quarter, as a percentage of net revenue, decreased to 2.0% in 2005 from 2.2% in 2004, while the expense in absolute dollars increased by $65,000 due to additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix.

Other income. Other income for the first quarter increased by $85.5 million principally due to the $85.2 million gain we recognized on the sale of our investment in Cyberonics. Correspondingly, investment income increased by $296,000 due to higher funds available for investment.

Income tax expense. Income tax expense for the first quarter increased $31.5 million primarily due to the significant increase in income before taxes and to a lesser extent an increase in our effective tax rate. Our effective tax rate in the first quarter of 2005 was 36.5% compared to 35.1% in 2004. The increase in the effective tax rate in 2005 is due to the $85.2 million pre-tax gain on the Cyberonics investment, which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in the first quarter of 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, a research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.

Net income. Net income for the first quarter increased $54.6 million primarily due to the realized gain on the Cyberonics investment and to a lesser extent the $871,000 increase in pre-tax income (excluding the Cyberonics gain) from higher income from operations from higher revenue and an increase in investment income. Net income per diluted share for the first quarter was $2.76 in 2005 compared to $.19 in 2004.

Liquidity and Capital Resources

At March 31, 2005, our working capital increased to $195.2 million from $168.4 million at year-end 2004. The ratio of current assets to current liabilities was 5.85:1 at March 31, 2005, compared to 18.78:1 at December 31, 2004. Cash, cash equivalents, and marketable securities totaled $180.7 million at March 31, 2005 compared to $124.0 million at December 31, 2004.

In February 2005, we sold our investment in Cyberonics, Inc. We received proceeds of $135.3 million from the sale of the 3,500,000 shares. We reported a pre-tax gain in the first quarter of $85.2 million, after acquisition related expenses. Correspondingly, our income taxes payable increased substantially to $33.53 million at March 31, 2005 from $708,000 at December 31, 2004. In June 2005, we will make an estimated tax payment of approximately $20 million from our cash reserves and additional tax payments will occur as required during the remainder of 2005.

We used $10.7 million of our cash reserves in the first quarter of 2005 to repurchase 381,894 shares of our common stock under a 1,000,000 share repurchase program. Subsequent to the end of the quarter, we have acquired an additional 541,780 shares and used $14.9 million from our cash reserves. Through April 30, 2005, we have purchased a total of 923,674 shares at a cost of $25.6 million. In April 2005, the Company’s board of directors increased the repurchase authorization to a total of 2,000,000 shares.

We received $1.59 million of cash during the three months ended March 31, 2005, from the exercise of stock options to purchase 111,209 shares of our common stock.

We increased our investment in inventories from year-end 2004 by $830,000. This increase is primarily related to the building of inventory for new products we expect to launch in the near future and additional field inventory held by new sales representatives.

Our investment in trade accounts receivable increased slightly from year-end 2004 by $276,000. Days sales outstanding remained at 72 days.

We spent $1.9 million for the three months ended March 31, 2005 for capital expenditures and additions to intangible assets. During the first quarter we purchased additional office furniture and equipment (including computer equipment) for new personnel and purchased additional tooling and equipment for current products as well as new products being developed.

Liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the three months ended March 31, 2005, we generated a $649,000 tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options, which will be utilized to offset current year taxes payable.

In April 2004, we filed a patent infringement/trade secret lawsuit against Advanced Bionics. The pre-tax costs associated with the lawsuit have been approximately $400,000 per quarter to date and are likely to increase as we approach a trial date in January 2006.

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

Guidance

On April 28, 2005, we reaffirmed our revenue guidance of $145 million for fiscal 2005, and provided earnings guidance for 2005 in the range of $3.49 to $3.52 per diluted share. We believe our IPG systems, both rechargeable and conventional, will generate most of our growth during 2005. Our revenue guidance reflects a 22% growth in our neuromodulation product sales, a growth rate below that realized in 2002 through 2004. Competition is growing. Because a new competitor has entered the neurostimulation for chronic pain market, and because our competitors are larger and have greater resources than we do, competitive pressure is increasing, which directly affects revenue growth.

Outlook and Uncertainties

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “should,” “intend,” “would,” “scheduled,” “potential,” “new market,” “potential market applications,” and similar expressions and variations thereof are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, those discussed or identified from time to time in our public filings, including the following:

•	failure to gain market acceptance of our new rechargeable IPGs, and to maintain continued market acceptance of our conventional IPGs and radio-frequency powered spinal cord stimulation (SCS) systems would adversely affect our revenue growth and profitability;

•	competition from and the launch of new competitive products by Medtronic, Advanced Bionics/Boston Scientific or others, as well as other market factors that could impede growth in or reduce sales of the Company’s IPG and RF systems, which could adversely affect revenues and profitability;

•	patient or physician selection of less invasive or less expensive alternatives;

•	adverse changes in coverage or reimbursement amounts by Medicare, Medicaid, private insurers, managed care organizations or workers’ compensation programs could limit our ability to market and sell our products;

•	intellectual property protection and potential infringement issues;

•	the cost, uncertainty and other risks inherent in litigation generally, including without limitation, the intellectual property and patent litigation against Advanced Bionics;

•	successful patient enrollment in and timely implementation of the IDE clinical studies for migraine headache, essential tremor and Parkinson’s disease; physician and patient acceptance of the Libra DBS system for the essential tremor and Parkinson’s disease studies, for which already-approved products are already available on the market; the uncertainty of clinical results that may ensue from these clinical studies; the risk that the FDA may not approve our PMA applications for these applications following the completion of the clinical trials; and the satisfactory completion of feasibility, pilot and pivotal studies and/or market tests prior to the introduction of new products generally;

•	obtaining necessary government approvals for other new products or applications and maintaining compliance with FDA product and manufacturing requirements;

•	product liability;

•	reliance on single suppliers for certain components;

•	completion of research and development projects in an efficient and timely manner;

•	successful integration of acquired businesses, products and technologies;

•	international trade risks

Certain of the foregoing risks and other risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the period ended March 31, 2005, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, the Company filed a lawsuit in the U.S. District Court for the Eastern District of Texas, Sherman Division (Docket No. 4:404-CV-00131-PNB-DDB) (the Texas Action) against Advanced Bionics Corporation, asserting claims of patent infringement, misappropriation of trade secrets, tortious interference with contract, misappropriation of time, labor, skill, and money, violation of the Texas Theft Act, conversion and constructive trust. As initially filed, the lawsuit alleged, among other things, that Advanced Bionics is infringing U.S. Patent No. 4,793,353 entitled “Non-Invasive Multiprogrammable Tissue Stimulator and Method.” In addition, the lawsuit alleged that Advanced Bionics hired a former ANS employee to aid in the design, development and manufacture of its implantable stimulation lead, that Advanced Bionics misappropriated the former employee’s knowledge of ANS’ confidential, proprietary, and trade secret information with respect to ANS’ implantable stimulation leads, and that this enabled Advanced Bionics to unfairly compete with ANS. The lawsuit seeks injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. On October 15, 2004, the judge in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the judge denied Advanced Bionics’ motion to dismiss the Texas Action. Advanced Bionics filed a California action in federal court seeking to resolve the Company’s patent claims, which was subsequently dismissed. Advanced Bionics has also made motions to transfer the Texas Action to a California federal court, which the judge in the Texas Action has dismissed. On January 28, 2005, the judge in the Texas Action granted Advanced Bionic’s motion to compel alternative dispute resolution of our trade secrets misappropriation claims, although the judge ruled that he retains jurisdiction over those claims. On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that the Company is infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that the Company is infringing these patents at least by marketing and selling GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that the Company’s newly-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,277). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre and post judgment interest, attorneys’ fees and such other relief as the court may grant. The Company intends to vigorously defend itself against these claims, which the Company believes are meritless because, among other things, the Company believes the patents are not infringed or are invalid.

Beginning March 1, 2005, several law firms announced the filing of class action securities lawsuits against the Company and certain of its officers and directors filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period). The Company is aware that three such lawsuits have been filed in the United States District Court for the Eastern District of Texas as follows: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al, filed March 1, 2005; RAI Investment Club vs. Advanced Neuromodulation Systems, Inc., et al, filed March 9, 2005; and Clifford a. Leavitt vs. Advanced Neuromodulation Systems, Inc., et al, filed April 28, 2005. These suits allege the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims allege improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the public announcement that management made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified. Based on the various press releases, the Company believes any other lawsuits, if filed, will contain similar allegations. The Company intends to vigorously defend itself against the claims made in these lawsuits and believes the lawsuits are without merit.

We are also a party to product liability claims related to our neurostimulation devices and other ordinary routine litigation claims arising in the ordinary course of business. Our product liability insurers have assumed responsibility for defending us against product liability claims, subject to reservation of rights in certain cases. Historically, product liability claims related to our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets.

Except as mentioned above and for other ordinary routine litigation incidental to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	Per Share	Plans	Plans
March 1 through March 31, 2005	381,894	$27.96	381,894	1,618,106

Subsequent to the end of the first quarter of 2005, we acquired an additional 541,780 shares and used $14.9 million from our cash reserves. Through April 30, 2005, we have purchased a total of 923,674 shares at a cost of $25.6 million.

On June 1, 2004, we announced that our Board of Directors approved the repurchase of up to 1,000,000 shares of our common stock. Repurchases may be made from time to time in open market purchases or privately negotiated transactions, subject to price and availability, and financed out of working capital. On April 28, 2005, we announced that the Board of Directors had expanded the repurchase authorization to a total of 2,000,000 shares.

ITEM 6. EXHIBITS

(a)	Exhibit 3.1 — Articles of Incorporation, as amended and restated (1)

Exhibit 3.2 — Bylaws, as amended and restated (2)

Exhibit 4.1 — Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2 — Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 10.27 — Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (5)

Exhibit 31.1 — Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 31.2 — Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 32.1 — Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 32.2 — Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 4, 1996, and incorporated herein by reference.

(4)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 15, 2005, and incorporated herein by reference.

(6)	Filed herewith.

(7)	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.
Date: May 9, 2005	By:	/s/ F. Robert Merrill III
F. Robert Merrill III
Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws, as amended and restated (2)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan (5)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 4, 1996, and incorporated herein by reference.

(4)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 15, 2005, and incorporated herein by reference.

(6)	Filed herewith.

(7)	Furnished herewith.