Form 10-Q
period 2005-06-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2005-08-08
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
YES ☑ NO ☐
Indicate by check ☑ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Title of Each Class	August 5, 2005

Common stock, $.05 Par Value	20,091,083

ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,405,232	$6,654,712
Marketable securities	148,074,550	117,361,352
Receivables:
Trade accounts, less allowances of $464,933 in 2005 and $398,627 in 2004	29,860,358	25,322,813
Interest and other	1,699,372	638,987

Total receivables	31,559,730	25,961,800

Inventories:
Raw materials	8,219,072	10,067,802
Work-in-process	6,051,168	4,435,746
Finished goods	9,541,369	9,420,303

Total inventories	23,811,609	23,923,851

Deferred income taxes	1,997,418	2,029,091
Prepaid expenses and other current assets	1,725,235	1,888,957

Total current assets	213,573,774	177,819,763

Property, equipment and fixtures:
Land	3,191,427	3,191,427
Building	17,715,521	17,523,181
Furniture and fixtures	8,014,640	6,829,357
Machinery and equipment	20,937,213	18,757,126
Leasehold improvements	652,804	638,778

	50,511,605	46,939,869
Less accumulated depreciation and amortization	16,297,960	13,764,540

Net property, equipment and fixtures	34,213,645	33,175,329

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,550,365 in 2005 and $2,301,780 in 2004	6,751,609	6,208,520
Purchased technology, net of accumulated amortization of $4,434,545 in 2005 and $3,917,268 in 2004	10,897,632	11,414,908
Tradenames, net of accumulated amortization of $1,349,759 in 2005 and $1,266,929 in 2004	1,886,312	1,901,470
Customer and supplier relations, net of accumulated amortization of $878,018 in 2005 and $645,336 in 2004	2,187,234	2,429,671
Other assets, net of accumulated amortization of $1,415,463 in 2005 and $1,202,605 in 2004	1,201,885	1,354,812

	$283,894,759	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,913,064	$3,206,516
Accrued salary and employee benefit costs	3,549,714	2,390,721
Accrued commissions	2,641,180	2,656,112
Income taxes payable	16,626,851	708,412
Deferred revenue	107,028	165,861
Other accrued expenses	750,497	342,075

Total current liabilities	26,588,334	9,469,697

Deferred income taxes	6,126,604	14,734,487
Non-current deferred revenue	643,605	718,820

Commitments and contingencies

Stockholders’ equity:
Common stock $.05 par value
Authorized — 100,000,000 shares;
Issued — 20,837,953 shares in 2005 and 20,337,501 in 2004	1,041,897	1,016,875
Additional capital	173,608,096	161,625,018
Retained earnings	109,336,386	45,681,864
Accumulated other comprehensive income, net of tax expense of $4,227 in 2005 and $8,544,328 in 2004	7,045	14,240,380
Deferred compensation	(7,879,159)	—
Treasury stock, at cost — 923,674 shares in 2005	(25,578,049)	—

Total stockholders’ equity	250,536,216	222,564,137

	$283,894,759	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenue	$38,693,227	$30,487,851	$71,028,690	$57,120,714
Cost of revenue	10,475,418	8,371,311	18,922,252	15,336,843

Gross profit	28,217,809	22,116,540	52,106,438	41,783,871

Operating expenses:
Sales and marketing	12,051,776	9,454,727	22,142,095	18,018,773
Research and development	4,464,991	2,869,660	7,789,698	5,184,610
General and administrative	4,007,926	2,706,956	7,351,380	5,023,696
Amortization of other intangibles	657,547	623,773	1,297,527	1,198,647

	21,182,240	15,655,116	38,580,700	29,425,726

Income from operations	7,035,569	6,461,424	13,525,738	12,358,145

Other income (expense):
Gain on sale of investment in common stock of Cyberonics, Inc.	—	—	85,244,301	—
Foreign currency transaction loss	(117,190)	(25,506)	(164,815)	(54,853)
Investment income	1,091,257	229,842	1,638,118	481,171

	974,067	204,336	86,717,604	426,318

Income before income taxes	8,009,636	6,665,760	100,243,342	12,784,463
Income taxes	2,923,517	2,342,348	36,588,820	4,492,460

Net income	$5,086,119	$4,323,412	$63,654,522	$8,292,003

Net income per share:
Basic	$.26	$.22	$3.18	$.41

Diluted	$.25	$.21	$3.06	$.39

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$63,654,522	$8,292,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,804,508	3,221,292
Deferred income taxes	(9,852)	(72,059)
Stock-based compensation	416,913	(1,150)
Increase in inventory reserve	4,543	—
Amortization of premiums on marketable securities	470,104	—
Gain on sale of marketable securities	(85,242,293)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,597,930)	(5,637,013)
Inventories	107,699	(204,256)
Income taxes receivable	—	931,075
Prepaid expenses and other current assets	(185,648)	(1,029,176)
Income taxes payable	15,918,438	—
Tax benefit from stock option exercises	1,112,537	3,429,444
Accounts payable	(293,452)	(2,708,241)
Accrued expenses	1,552,483	(1,665,633)
Deferred revenue	(134,047)	(412,039)

Total adjustments	(68,075,997)	(4,147,756)

Net cash provided by (used in) operating activities	(4,421,475)	4,144,247

Cash flows from investing activities:
Purchases of marketable securities	(254,606,951)	(100,101,123)
Proceeds from sale of investment in common stock of Cyberonics, Inc.	135,287,911	—
Proceeds from sales of marketable securities	150,883,781	101,157,866
New facility construction	—	(5,319,263)
Acquisition of certain assets of microHelix, Inc.	—	(2,046,105)
Acquisition of certain operations of distributors	—	(1,086,558)
Additions to property, equipment, fixtures and intangible assets	(4,458,116)	(5,202,664)

Net cash provided by (used in) investing activities	27,106,625	(12,597,847)

Cash flows from financing activities:
Purchase of treasury stock	(25,578,049)	—
Exercise of stock options	2,599,491	4,365,088

Net cash provided by (used in) financing activities	(22,978,558)	4,365,088

Net decrease in cash and cash equivalents	(293,408)	(4,088,512)
Effect of exchange rates on cash and cash equivalents	43,928	(103,188)
Cash and cash equivalents at beginning of year	6,654,712	8,588,281

Cash and cash equivalents at June 30	$6,405,232	$4,396,581

Non-cash activity:
Stock issued for intangible assets	$—	$767,511

Assumed acquisition liabilities	$—	$131,574

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For The Year Ended December 31, 2004 and the Six Months Ended June 30, 2005 (Unaudited)

					Accumulated
					Other			Total
	Common Stock		Additional	Retained	Comprehensive	Deferred	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stock	Equity
Balance at December 31, 2003	19,712,938	$985,647	$149,644,033	$27,515,001	$(19,758)	$—	$—	$178,124,923
Net income	—	—	—	18,166,863	—	—	—	18,166,863
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	14,280,634	—	—	14,280,634
Foreign currency translation adjustment	—	—	—	—	(20,496)	—	—	(20,496)

Comprehensive income								32,427,001

Issuance of shares for stock option exercises	607,858	30,393	5,995,463	—	—	—	—	6,025,856
Non-employee stock-based compensation	—	—	115,892	—	—	—	—	115,892
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	—	—	767,511
Tax benefit from stock option exercises	—	—	5,102,954	—	—	—	—	5,102,954

Balance at December 31, 2004	20,337,501	1,016,875	161,625,018	45,681,864	14,240,380	—	—	222,564,137
Net income	—	—	—	63,654,522	—	—	—	63,654,522
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	(14,277,263)	—	—	(14,277,263)
Foreign currency translation adjustment	—	—	—	—	43,928	—	—	43,928

Comprehensive income								49,421,187

Issuance of shares for stock option exercises	206,497	10,325	2,589,166	—	—	—	—	2,599,491
Non-employee stock-based compensation	—	—	75,160	—	—	—	—	75,160
Tax benefit from stock option exercises	—	—	1,112,537	—	—	—	—	1,112,537
Issuance of restricted stock awards	293,955	14,697	8,206,215	—	—	(8,220,912)	—	—
Amortization of deferred compensation	—	—	—	—	—	341,753	—	341,753
Purchase of 923,674 treasury shares, at cost	—	—	—	—	—	—	(25,578,049)	(25,578,049)

Balance at June 30, 2005	20,837,953	$1,041,897	$173,608,096	$109,336,386	$7,045	$(7,879,159)	$(25,578,049)	$250,536,216

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(1)	Business

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2005 are not necessarily indicative of operations for the full year.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
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

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statements of Income. The Company recorded $154,775 and $18,248 of stock-based compensation expense to non-employees in the three months ended June 30, 2005 and 2004, respectively. The Company recorded $75,160 and $(1,150) of stock-based compensation expense (benefit) to non-employees in the six months ended June 30, 2005 and 2004, respectively. During the second quarter of 2005, the Company issued 293,955 restricted stock awards to employees and directors of the Company pursuant to the terms of the Company’s 2004 Stock Incentive Plan. The fair market value of the awards, based on the price of the Company’s common stock at issuance, has been recorded to deferred compensation in the Condensed Consolidated Statements of Stockholders’ Equity and is being amortized over the associated four-year vesting period.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$5,086,119	$4,323,412	$63,654,522	$8,292,003
Add: Stock-based employee compensation expense included in reported earnings, net of tax	217,013	—	217,013	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,600,668)	(1,259,896)	(2,967,464)	(2,426,203)

Pro forma net income	$3,702,464	$3,063,516	$60,904,071	$5,865,800

Basic shares	19,678,020	20,107,481	20,022,505	20,018,213

Diluted shares	20,442,848	21,047,875	20,817,647	21,158,756

Pro forma Basic EPS	$.19	$.15	$3.04	$.29

Pro forma Diluted EPS	$.18	$.15	$2.93	$.28

(5)	Commitments and Contingencies

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
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
A “Markman Hearing,” which relates to the parties’ contending positions on the proper legal interpretation of the patent claims at issue, was held on April 15, 2005. This hearing only covered the three ANS patents at issue in the case. The judge has not yet issued a ruling on the Markman Hearing results, which could have a material impact on the relative strength or weakness of the parties’ position in the litigation.
On July 12, 2005, ANS and the former ANS employee attempted to resolve ANS’ trade secrets misappropriation claims through mediation. No resolution or settlement was effected by the mediation.
Although a specific trial date has not been set, the judge has indicated that he expects to commence the trial of the case on the ANS patents in January 2006.
In late January 2005, the Company received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and certain other business practices. The Company is cooperating fully with the OIG’s request for documents.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
In late May 2005, the United States District Court for the Eastern District of Texas granted an order consolidating the three previously filed class action securities lawsuits against the Company and certain of its officers and directors that were filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period) into a single consolidated complaint styled as: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al. The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the lawsuit. The three previously filed suits each alleged the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims alleged that improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the Company’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs were seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The Company currently anticipates that the lead plaintiff will file an amended consolidated complaint in September 2005. The Company intends to vigorously defend itself against the claims made in the lawsuit and believes the lawsuit is without merit.

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

The Company recorded income tax expense during the three months and six months ended June 30, 2005 of $2,923,517 and $36,588,820, respectively, representing an overall effective tax rate in both periods of 36.5%. For the three months and six months

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
ended June 30, 2004, the Company recorded income tax expense of $2,342,348 and $4,492,460, respectively, representing an overall effective tax rate in both periods of 35.1%. The increased effective tax rate in 2005 is due to the $85.2 million pre-tax gain resulting from the sale of the Company’s investment in Cyberonics, Inc., which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, the research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.

(7)	Net Income Per Share

Basic net income per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the additional dilutive effect, if any, of stock options and restricted stock awards using the treasury stock method based on the average market price of the stock during the period. The following table presents the reconciliation of basic and diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted-average shares outstanding (basic shares)	19,678,020	20,107,481	20,022,505	20,018,213
Effect of dilutive stock options and restricted stock awards	764,828	940,394	795,142	1,140,543

Diluted shares	20,442,848	21,047,875	20,817,647	21,158,756

For the three months and six months ended June 30, 2005 and 2004, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended June 30, 2005 and 2004, options to purchase 647,957 and 745,158 shares, respectively, and for the six months ended June 30, 2005 and 2004, options to purchase 643,260 and 374,919 shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(8)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity net of tax effects, and consists of net income, unrealized gains or losses on the Company’s available for sale marketable securities, and foreign currency translation adjustments. Comprehensive income for the three months and six months ended June 30, 2005 and 2004 is as follows:

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$5,086,119	$4,323,412	$63,654,522	$8,292,003
Other comprehensive income (loss)	170,954	(111,299)	(14,233,335)	(100,023)

Comprehensive Income	$5,257,073	$4,212,113	$49,421,187	$8,191,980

Components of accumulated other comprehensive income are net of tax and are as follows:

	June 30, 2005	December 31, 2004
Unrealized gains (losses) on marketable securities	$(16,387)	$14,260,876
Foreign currency translation adjustments	23,432	(20,496)

Accumulated Other Comprehensive Income	$7,045	$14,240,380

The tax benefit (expense) on the unrealized gains (losses) on marketable securities was $9,832 at June 30, 2005 and $(8,556,625) at December 31, 2004. The tax benefit (expense) on foreign currency translation adjustment was $(14,059) at June 30, 2005 and $12,297 at December 31, 2004.

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

In May 2004, the Company’s board of directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock. In April 2005, the Company’s board of directors approved an increase in the amount of shares authorized to be repurchased by the Company up to a total of 2,000,000 shares. The Company repurchased 923,674 shares of its common stock at a cost of $25,578,049 during March and April 2005.
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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
Segment data for the three months ended June 30, 2005 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$34,855,453	$3,837,774	$—	$38,693,227
Intersegment revenues	$—	$2,412,475	$(2,412,475)	$—
Segment income from operations	$7,298,034	$(262,465)	$—	$7,035,569
Segment data for the three months ended June 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$27,633,459	$2,854,392	$—	$30,487,851
Intersegment revenues	$—	$1,598,442	$(1,598,442)	$—
Segment income from operations	$6,726,894	$(265,470)	$—	$6,461,424
Segment data for the six months ended June 30, 2005 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$63,572,475	$7,456,215	$—	$71,028,690
Intersegment revenues	$—	$5,276,588	$(5,276,588)	$—
Segment income from operations	$13,482,086	$43,652	$—	$13,525,738
Segment data for the six months ended June 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$51,861,143	$5,259,571	$—	$57,120,714
Intersegment revenues	$—	$3,281,020	$(3,281,020)	$—
Segment income from operations	$12,204,707	$153,438	$—	$12,358,145
Foreign sales, primarily Europe and Australia, for the three months ended June 30, 2005 and 2004 were approximately 10.0% and 9.5% of net revenue from the Neuro Products segment, respectively. Foreign sales, primarily Europe and Australia, for the six month ended June 30, 2005 and 2004 were approximately 9.6% and 9.5% of net revenue from the Neuro Products segment. The O.E.M. segment had no foreign sales for the respective periods.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
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

SFAS 123(R) required adoption no later than July 1, 2005; however, on April 14, 2005, the Securities and Exchange Commission announced that it would require adoption of SFAS 123(R) no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt SFAS 123(R) on January 1, 2006. The adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations which the Company is currently evaluating, although it will have no impact on the Company’s overall financial position. The Company is also currently assessing the method (either the “modified prospective” or “modified retrospective” method, as defined) by which SFAS 123(R) will be adopted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes.
Recent Developments
In March 2005, the FDA approved our second rechargeable implantable pulse generator (IPG) system, the Eon™ Neurostimulation System, for sale in the U.S. The Eon system is indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs, including unilateral or bilateral pain associated with failed back surgery syndrome, intractable low back pain and leg pain. On June 21, 2005, we announced an expanded U.S. market launch of Eon after successfully completing a market test and increasing inventories. Sales of Eon significantly exceeded our expectations and consequently depleted our inventory within four weeks of our expanded launch. We are increasing production of Eon as quickly as possible, but until our capacity increases over the next few months to meet demand, we will have to carefully manage allocation.
We recently received FDA Investigational Device Exemptions (IDE) to implant our Libra™ Deep Brain Stimulation (DBS) System to investigate the safety and efficacy of Libra to treat essential tremor and Parkinson’s disease, and we recently received conditional approval from the FDA for an Interstitial Cystitis pilot study, which we expect to commence in the fourth quarter of 2005. We have also received approval in Canada to conduct a pilot study for chronic, treatment-resistant depression. We anticipate the first implants under the essential tremor, Parkinson’s disease, and depression studies to occur in the third quarter of 2005.
We also recently received approval from the FDA to expand our feasibility study to a pivotal study of neurostimulation for the treatment of migraine headache; however, we are in the process of submitting to the FDA a modification to our previously approved pivotal trial protocol, which slowed the initial progress of the trial but we believe has the potential to broaden the indicated population and accelerate patient enrollment. We anticipate the first implants under the migraine headache study to occur in the fourth quarter of 2005.
In addition to the planned pivotal studies to treat migraine headache, essential tremor, Parkinson’s disease, and the pilot studies to treat chronic, treatment-resistant depression and Interstitial Cystitis, we are working on the potential application of our platform technologies to address pelvic pain, obesity, tinnitus, angina, ischemic pain associated with peripheral vascular disease, obsessive compulsive disorder, and traumatic brain injury. As a result, in 2005, we intend to increase our investment in research and development and clinical trials. The amount of increase in research and development expense is primarily dependent on the progress of the planned clinical studies. Based on our current status and planned activities, we believe research and development expense for 2005 will be approximately $17 million to $18 million, or 11.7% and 12.4%, respectively, of targeted 2005 revenue.

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
In March and April 2005, we repurchased 923,674 shares of the Company’s common stock for $25.6 million under a 2,000,000-share repurchase authorization previously approved by the Company’s board of directors.
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
Stock Compensation
See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to our stock compensation programs. Additionally, see Note 11 to the Condensed Consolidated Financial Statements for a discussion of SFAS No. 123(R), “Share Based Payment,” which is expected to be adopted on January 1, 2006, and when adopted will have a significant impact on our results of operations, although it will have no impact on our overall financial position.
Results of Operations
Comparison of the Three Months and Six Months Ended June 30, 2005 and 2004
Results for the second quarter and first half of 2005 continue to reflect the positive impact of revenue growth from increased unit sales of our Genesis® and GenesisXP™ IPG systems, which we launched in the United States in January 2002 and December 2002, respectively, the launch of GenesisRC™, our first rechargeable IPG system approved by the FDA in the fourth quarter of 2004, and the expanded market availability of our second rechargeable IPG system, Eon™, which was approved by the FDA in March 2005. References below to the second quarter are comparisons of the three months ended June 30, 2005 and 2004 and references to the first half are comparisons of the six months ended June 30, 2005 and 2004, unless otherwise specified.
Net revenue. Net revenue for the second quarter increased $8.2 million, or 26.9%, and for the first half increased $13.9 million, or 24.3%, due to increased sales of our neuro products and O.E.M. products during both periods. Neuro product revenue increased 26.1% to a record $34.9 million in the second quarter of 2005 from $27.6 million in 2004, and for the first half neuro product revenue increased 22.6% to $63.6 million in 2005 from $51.9 million in 2004. This growth in the neuro products during both periods in 2005 compared to 2004 was driven by increased sales of our Genesis family of IPG systems for the treatment of chronic pain, the market launch of our first rechargeable IPG system, GenesisRC, as well as expanded market availability beginning late in the second quarter of 2005 of our new flagship rechargeable IPG system, Eon. Revenue from our Renew® RF system declined during the second quarter and first half of 2005 compared to 2004 and is expected to continue to decline as rechargeable IPG systems that offer comparable features and benefits, including our own GenesisRC and Eon systems, begin to claim more of the market for neurostimulation devices. With the introduction of our rechargeable IPG systems, we would expect that the ratio of sales of rechargeable IPG systems to sales of non-rechargeable systems (including both conventional IPGs and RF systems) will increase over time, possibly to as much as 50%. Because average selling prices for rechargeable systems are generally higher than non-rechargeable systems, we would also expect overall average selling prices to trend upward over time.
Net revenue of our O.E.M. business for the second quarter increased to $3.8 million in 2005 from $2.9 million in 2004 and for the first half increased to $7.5 million in 2005 from $5.3 million in 2004, primarily due to revenue generated by our Portland, Oregon operations (formerly the Cable and Wire Division of microHelix, Inc., which we acquired in April 2004). Though we continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs, we expect O.E.M. revenue of approximately $14 million in 2005, a 18% increase in O.E.M revenue from 2004, primarily resulting from additional revenues generated by our Portland, Oregon operations.
Gross profit. Gross profit for the second quarter increased $6.1 million, or 27.6%, and for the first half increased $10.3 million, or 24.7%, due to the increase in net revenue discussed above. Gross profit margins for the second quarter increased to 72.9% in 2005, compared to 72.5% in 2004, and for the first half increased to 73.4% in 2005, compared to 73.2% in 2004.
Operating expenses. Total operating expenses for the second quarter increased $5.5 million, or 35.3%, and increased as a percentage of revenue to 54.7% in 2005 from 51.3% in 2004. For the first half, total operating expenses increased $9.2 million, or 31.1%, and increased as a percentage of revenue to 54.3% in 2005 from 51.5% in 2004. In February 2005, we announced that we intend to accelerate our pursuit of new indications for our technology by accelerating clinical studies, regulatory approval efforts and product development. As such, we expect operating expenses as a percentage of revenue to increase in 2005 compared to 2004.
Sales and marketing. Sales and marketing expense for the second quarter, as a percentage of net revenue, increased marginally to 31.1% in 2005 from 31.0% in 2004, while the expense increased in absolute dollars by $2.6 million. Sales and marketing expense for the first half, as a percentage of net revenue, decreased to 31.2% in 2005 from 31.5% in 2004, while the expense increased in absolute dollars by $4.1 million. The increase in absolute dollars during both periods was principally due to higher salary and benefit expense from annual salary increases and staffing additions in direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, higher travel expense due to increased direct sales activities, and stock-based compensation associated with the issuance of restricted stock awards in 2005.
Research and development. Research and development expense for the second quarter, as a percentage of net revenue, increased to 11.5% in 2005 from 9.4% in 2004, and the expense increased in absolute dollars by $1.6 million. Research and development expense for the first half, as a percentage of net revenue, increased to 11.0% in 2005 from 9.1% in 2004, while the expense increased in absolute dollars by $2.6 million. As noted above, we intend to accelerate our investment in research and development and clinical trials to capitalize on the opportunity to pursue several new indications with our existing technology and products and to develop new technology and products for the future.

We recently received FDA approval to commence separate pivotal studies to investigate the safety and efficacy of our technologies to treat migraine headaches, essential tremor and Parkinson’s disease. We expect to begin implants under the essential tremor and Parkinson’s disease studies during the third quarter of 2005. Regarding the migraine headache pivotal study, we are in the process of submitting to the FDA a modification to our previously approved pivotal trial protocol, which in the short-term has slowed the progress of the trial, but we believe has the potential to broaden the indicated population and, in the long-term, accelerate patient enrollment. As a result, we now expect to begin implants for the migraine headache study during the fourth quarter of 2005.
In April 2005, we indicated that as a result of these planned activities, we expected research and development expenditures of approximately $20 million in 2005, or 13.8% of targeted revenue compared to expenditures of $10.8 million, or 8.9% of revenue in 2004. Substantial progress has been made in the essential tremor and Parkinson’s disease studies; however, because implants for these studies are now anticipated to begin during the third quarter of 2005 and implants under the migraine headache study are anticipated to begin during the fourth quarter of 2005, we now expect research and development expenditures of approximately $17 million to $18 million, or 11.7% and 12.4%, respectively, of targeted 2005 revenue. We believe the increased investment is strategically important to achieving our mission in the long-term.
General and administrative. General and administrative expense for the second quarter, as a percentage of net revenue, increased to 10.4% in 2005 from 8.9% in 2004, and the expense increased in absolute dollars by $1.3 million. General and administrative expense for the first half, as a percentage of net revenue, increased to 10.3% in 2005 from 8.8% in 2004, while the expense increased in absolute dollars by $2.3 million. The increase in expense during both periods was principally due to higher legal expenses, including expenses associated with our lawsuit against Advanced Bionics and the OIG investigation, higher recruiting and relocation costs associated with an increased level of staffing additions, depreciation expense, and stock-based compensation associated with the issuance of restricted stock awards in 2005.
Amortization of intangibles. Amortization expense of intangibles for the second quarter, as a percentage of net revenue, decreased to 1.7% in 2005 from 2.0% in 2004, while the expense in absolute dollars increased by $34,000. Amortization expense of intangibles for the first half, as a percentage of net revenue, decreased to 1.8% in 2005 from 2.1% in 2004, while the expense increased in absolute dollars by $99,000. The increase in absolute dollars during both periods was principally due to additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix.
Other income. Other income for the second quarter increased by $770,000 due to increased investment income resulting from higher funds available for investment after the liquidation of our position in Cyberonics, as well as a higher rate of return on those investments. Other income for the first half increased by $86.3 million due to the $85.2 million gain we recognized on the sale of our investment in Cyberonics, as well as increased investment income from the higher funds available for investment along with a higher rate of return on those investments.
Income tax expense. Income tax expense for the second quarter increased $581,000 primarily due to the increase in income before taxes and to a lesser extent an increase in our effective tax rate. Income tax expense for the first half increased $32.1 million primarily due to the substantial increase in income before taxes and to a lesser extent an increase in our effective tax rate. Our effective tax rate in both the second quarter and first half of 2005 was 36.5% compared to 35.1% in both periods of 2004. The increase in the effective tax rate in 2005 is due to the $85.2 million pre-tax gain on the Cyberonics investment, which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in the second quarter and first half of 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, a research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.
Net income. Net income for the second quarter increased $763,000, or 17.6%, in 2005 from 2004 primarily due to the $574,000 increase in income from operations resulting from the positive impact of revenue growth from increased unit sales of our Genesis, GenesisXP, and Eon systems and the $861,000 increase in investment income, partially offset by the $581,000 increase in tax expense which resulted from higher pre-tax income and a higher effective tax rate. Net income per diluted share during the second quarter increased to $0.25 in 2005 from $0.21 in 2004. For the first half, net income increased $55.4 million in 2005 from 2004 primarily due to the $85.2 million pre-tax realized gain on the Cyberonics investment and to a lesser extent the $1.2 million increase in income from operations from higher revenue and the $1.2 million increase in investment income, partially offset by the $32.1 million increase in tax expense resulting from higher pre-tax income and a higher effective tax rate. Net income per diluted share for the first half was $3.06 in 2005 compared to $0.39 in 2004.
Liquidity and Capital Resources
At June 30, 2005, our working capital increased to $187.0 million from $168.4 million at year-end 2004. The ratio of current assets to current liabilities was 8.03:1 at June 30, 2005, compared to 18.78:1 at December 31, 2004. Cash, cash equivalents, and marketable securities totaled $154.5 million at June 30, 2005 compared to $124.0 million at December 31, 2004.
In February 2005, we sold our investment in Cyberonics, Inc. We received proceeds of $135.3 million from the sale of the 3,500,000 shares. We reported a pre-tax gain in the first quarter of $85.2 million, after acquisition related expenses. Correspondingly, our income taxes payable increased substantially. In June 2005, we made an estimated tax payment of approximately $19.6 million from our cash reserves and additional tax payments will occur as required during the remainder of 2005.
We used $25.6 million of our cash reserves in the first half of 2005 to repurchase 923,674 shares of our common stock under a 2,000,000 share repurchase program.
We received $2.6 million of cash during the six months ended June 30, 2005, from the exercise of stock options to purchase 206,497 shares of our common stock.
Our investment in trade accounts receivable increased from year-end 2004 by $4.5 million due to increased sales. Days sales outstanding decreased to 70 days at June 30, 2005 from 72 days at December 31, 2004.
We spent $4.5 million during the six months ended June 30, 2005, for capital expenditures and additions to intangible assets. During the first half we purchased additional office furniture and equipment (including computer equipment) for new personnel and purchased additional tooling and equipment for current products as well as new products being developed.
Liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the six months ended June 30, 2005, we generated a $1.1 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options, which will be utilized to offset current year taxes payable.
In April 2004, we filed a patent infringement/trade secret lawsuit against Advanced Bionics. The pre-tax costs associated with the lawsuit have been approximately $400,000 per quarter to date and are likely to increase as we approach a trial date in January 2006.
We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current levels of operating needs, capital expenditures and share repurchases for the foreseeable future. We currently have no credit facilities in place. If we decide to acquire complementary businesses, product lines or technologies, or enter into joint ventures or strategic alliances that require substantial capital, we intend to finance those activities by the most attractive alternative available, which could include utilizing our current cash, bank borrowings or the issuance of debt or equity securities.
Currency Fluctuations
Our international sales are denominated in U.S. dollars, with the exception of Germany and Australia, where we began selling direct on January 1, 2004 and April 1, 2004, respectively. Sales are denominated in Euros in Germany and Australian dollars in Australia. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material adverse effect on the Company’s financial statements.
Guidance
On July 28, 2005, we reaffirmed our revenue guidance of $145 million for fiscal 2005, and provided earnings guidance for 2005 in the range of $3.54 to $3.57 per diluted share. The number of outstanding shares, which affects the earnings per share calculation, has been reduced by our repurchases of almost one million shares in March and April 2005. We believe our IPG systems, both rechargeable and conventional, will generate most of our growth during 2005. Our revenue guidance reflects a 22% growth in our neuromodulation product sales, a growth rate below that realized in 2002 through

2004. Competition is growing. Because a new competitor has entered the neurostimulation for chronic pain market, and because our competitors are larger and have greater resources than we do, competitive pressure is increasing, which directly affects revenue growth.
Outlook and Uncertainties
The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “should,” “intend,” “would,” “scheduled,” “potential,” “new market,” “potential market applications,” and similar expressions and variations thereof are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, those discussed or identified from time to time in our public filings, including the following:
•	failure to gain market acceptance of our new rechargeable IPGs, to maintain continued market acceptance of our conventional IPGs and radio-frequency powered spinal cord stimulation (SCS) systems, or failure to replace a substantial portion of lost RF sales with sales of our new rechargeable IPGs could adversely affect our revenue growth and profitability;

•	failure to increase production of our new rechargeable IPG, Eon, to meet customer demand and a failure to adequately manage allocation of supply could adversely affect our revenue growth and profitability;

•	competition from and the launch of new competitive products by Medtronic, Advanced Bionics/Boston Scientific or others, as well as other market factors that could impede growth in or reduce sales of the Company’s IPG and RF systems, which could adversely affect revenues and profitability;

•	patient or physician selection of less invasive or less expensive alternatives;

•	adverse changes in coverage or reimbursement amounts by Medicare, Medicaid, private insurers, managed care organizations or workers’ compensation programs could limit our ability to market and sell our products;

•	intellectual property protection and potential infringement issues;

•	the cost, uncertainty and other risks inherent in litigation generally, including without limitation, the intellectual property and patent litigation against Advanced Bionics, and the ongoing securities class action litigation filed in the first quarter of 2005;

•	successful patient enrollment in and timely implementation of the IDE clinical studies for migraine headache, essential tremor and Parkinson’s disease; physician and patient acceptance of the Libra DBS system for the essential tremor and Parkinson’s disease studies, for which already-approved products are already available on the market; the uncertainty of clinical results that may ensue from these clinical studies; the risk that the FDA may not approve our PMA applications for these applications following the completion of the clinical trials; and the satisfactory completion of feasibility, pilot and pivotal studies and/or market tests prior to the introduction of new products generally;

•	obtaining necessary government approvals for other new products or applications and maintaining compliance with FDA product and manufacturing requirements;

•	product liability;

•	reliance on single suppliers for certain components;

•	completion of research and development projects in an efficient and timely manner;

•	successful integration of acquired businesses, products and technologies;

•	international trade risks
Certain of the foregoing risks and other risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those forecasted in forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the period ended June 30, 2005, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Advanced Bionics Litigation
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
A “Markman Hearing,” which relates to the parties’ contending positions on the proper legal interpretation of the patent claims at issue, was held on April 15, 2005. This hearing only covered the three ANS patents at issue in the case. The judge has not yet issued a ruling on the Markman Hearing results, which could have a material impact on the relative strength or weakness of the parties’ position in the litigation.
On July 12, 2005, ANS and the former ANS employee attempted to resolve ANS’ trade secrets misappropriation claims through mediation. No resolution or settlement was effected by the mediation.
Although a specific trial date has not been set, the judge has indicated that he expects to commence the trial of the case on the ANS patents in January 2006.
Securities Class Action Litigation
In late May 2005, the United States District Court for the Eastern District of Texas granted an order consolidating the three previously filed class action securities lawsuits against the Company and certain of its officers and directors that were filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period) into a single consolidated complaint styled as: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al. The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the lawsuit. The three previously filed suits each alleged the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims alleged that improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the Company’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs were seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The Company currently anticipates that the lead plaintiff will file an amended consolidated complaint in September 2005. The Company intends to vigorously defend itself against the claims made in the lawsuit and believes the lawsuit is without merit.
Product Liability Litigation
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
Other Litigation
Except as mentioned above and for other ordinary routine litigation incidental to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
	Total	Average	as Part of	May Yet be
	Number of	Price	Publicly	Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Plans	Plans
March 1 through March 31, 2005	381,894	$27.96	381,894	1,618,106
April 1 through April 30, 2005	541,780	$27.50	923,674	1,076,326

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2005 Annual Meeting of Shareholders on May 24, 2005 at the Company’s corporate office in Plano, Texas. At the Annual Meeting, the following matters as proposed in the Proxy Statement dated as of April 15, 2005, were voted on and approved:

		Votes
	Votes For	Against	Votes Withheld
Proposal	Nominee	Nominee	From Nominee
(1) Election of seven directors for a one-year term

Christopher G. Chavez	18,051,583	—	621,722
Robert C. Eberhart, Ph.D	17,664,161	—	1,009,144
Joseph E. Laptewicz	18,155,284	—	518,021
J. Philip McCormick	18,149,944	—	523,361
Hugh M. Morrison	17,655,125	—	1,018,180
Richard D. Nikolaev	18,159,307	—	513,998
Michael J. Torma, M.D.	17,650,321	—	1,022,984

	Votes For	Votes Against
Proposal	Proposal	Proposal	Votes Abstained
(2) Ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the 2005 fiscal year	18,410,659	257,090	5,556

		Votes
	Votes For	Against	Votes	Broker
Proposal	Proposal	Proposal	Abstained	Non-Votes
(3) Approval of an amendment to the Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan to increase the number of shares available from 750,000 shares to 1,000,000 shares	10,553,874	4,305,517	14,432	3,799,482

ITEM 6. EXHIBITS

(a)	Exhibit 3.1 — Articles of Incorporation, as amended and restated (1)

Exhibit 3.2 — Bylaws, as amended and restated (2)

Exhibit 4.1 — Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2 — Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 10.27 — Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan, as amended (5)

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

ADVANCED NEUROMODULATION SYSTEMS, INC.
Date: August 8, 2005	By:	/s/ F. Robert Merrill III
F. Robert Merrill III
Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit 3.1	Articles of Incorporation, as amended and restated (1)

Exhibit 3.2	Bylaws, as amended and restated (2)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002 between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan, as amended (5)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

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