Form 10-Q
period 2005-09-30
ADVANCED NEUROMODULATION SYSTEMS INC
filed 2005-11-02
CIK 351721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑
NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at October 28, 2005

Common stock, $.05 Par Value	20,209,789

ADVANCED NEUROMODULATION SYSTEMS, INC. AND SUBSIDIARIES

PART I. Financial Information	2

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2005 (Unaudited) and December 31, 2004	3-4

Condensed Consolidated Statements of Income (Unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2005 and 2004	6

Condensed Consolidated Statements of Stockholders’ Equity For the Year Ended December 31, 2004 and the Nine Months Ended September 30, 2005 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	8-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. Other Information	29

Item 1. Legal Proceedings	29-31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31-32

Signatures	33
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
Assets	2005	2004

Current assets:
Cash and cash equivalents	$6,616,404	$6,654,712
Marketable securities	152,266,174	117,361,352
Receivables:
Trade accounts, less allowances of $499,532 in 2005 and $398,627 in 2004	29,791,124	25,322,813
Interest and other	1,722,025	638,987

Total receivables	31,513,149	25,961,800

Inventories:
Raw materials	9,874,874	10,067,802
Work-in-process	6,149,812	4,435,746
Finished goods	9,337,697	9,420,303

Total inventories	25,362,383	23,923,851

Deferred income taxes	2,072,228	2,029,091
Prepaid expenses and other current assets	1,967,525	1,888,957

Total current assets	219,797,863	177,819,763

Property, equipment and fixtures:
Land	3,191,427	3,191,427
Building	17,707,788	17,523,181
Furniture and fixtures	9,285,691	6,829,357
Machinery and equipment	22,111,100	18,757,126
Leasehold improvements	652,804	638,778

	52,948,810	46,939,869
Less accumulated depreciation and amortization	17,799,588	13,764,540

Net property, equipment and fixtures	35,149,222	33,175,329

Minority equity investments in preferred stock	1,104,000	1,104,000
Goodwill	12,078,668	12,078,668
Patents and licenses, net of accumulated amortization of $2,690,411 in 2005 and $2,301,780 in 2004	6,881,151	6,208,520
Purchased technology, net of accumulated amortization of $4,693,183 in 2005 and $3,917,268 in 2004	10,638,993	11,414,908
Tradenames, net of accumulated amortization of $1,392,118 in 2005 and $1,266,929 in 2004	1,871,046	1,901,470
Customer and supplier relations, net of accumulated amortization of $995,161 in 2005 and $645,336 in 2004	2,071,395	2,429,671
Other assets, net of accumulated amortization of $1,521,265 in 2005 and $1,202,605 in 2004	1,168,135	1,354,812

	$290,760,473	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
Liabilities and Stockholders' Equity	2005	2004

Current liabilities:
Accounts payable	$3,237,598	$3,206,516
Accrued salary and employee benefit costs	3,732,694	2,390,721
Accrued commissions	3,060,412	2,656,112
Income taxes payable	8,299,711	708,412
Deferred revenue	107,028	165,861
Other accrued expenses	1,043,682	342,075

Total current liabilities	19,481,125	9,469,697

Deferred income taxes	6,055,263	14,734,487
Non-current deferred revenue	616,849	718,820

Commitments and contingencies

Stockholders’ equity:
Common stock $.05 par value
Authorized — 100,000,000 shares;
Issued — 21,126,838 shares in 2005 and 20,337,501 in 2004	1,056,341	1,016,875
Additional capital	182,003,119	161,625,018
Retained earnings	114,688,905	45,681,864
Accumulated other comprehensive income (loss), net of tax (benefit) expense of $(122,292) in 2005 and $8,544,328 in 2004	(203,986)	14,240,380
Deferred compensation	(7,359,094)	—
Treasury stock, at cost — 923,674 shares in 2005	(25,578,049)	—

Total stockholders’ equity	264,607,236	222,564,137

	$290,760,473	$247,487,141

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
For the Three Months and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$39,337,376	$31,330,408	$110,366,066	$88,451,122
Cost of revenue	10,003,026	8,414,174	28,925,278	23,751,017

Gross profit	29,334,350	22,916,234	81,440,788	64,700,105

Operating expenses:
Sales and marketing	12,411,385	9,791,838	34,553,480	27,810,611
Research and development	4,524,520	2,911,698	12,314,218	8,096,308
General and administrative	4,258,188	2,974,620	11,609,568	7,998,316
Amortization of other intangibles	662,773	626,191	1,960,300	1,824,838

	21,856,866	16,304,347	60,437,566	45,730,073

Income from operations	7,477,484	6,611,887	21,003,222	18,970,032

Other income (expense):
Gain on sale of investment in common stock of Cyberonics, Inc.	—	—	85,244,301	—
Foreign currency transaction gain (loss)	(5,793)	81,009	(170,608)	26,156
Investment income	957,473	482,850	2,595,591	964,021

	951,680	563,859	87,669,284	990,177

Income before income taxes	8,429,164	7,175,746	108,672,506	19,960,209
Income taxes	3,076,645	2,433,791	39,665,465	6,926,251

Net income	$5,352,519	$4,741,955	$69,007,041	$13,033,958

Net income per share:
Basic	$.27	$.23	$3.46	$.65

Diluted	$.26	$.23	$3.31	$.62

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$69,007,041	$13,033,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,995,350	5,050,411
Deferred income taxes	(37,420)	1,753,671
Stock-based compensation	1,043,036	9,885
Increase (decrease) in inventory reserve	(48,214)	25,016
Amortization of premiums on marketable securities	833,130	—
Gain on sale of marketable securities	(85,074,894)	168,857
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(5,551,349)	(7,267,456)
Inventories	(1,390,318)	(549,522)
Income taxes receivable	—	1,324,001
Prepaid expenses and other current assets	(427,938)	(1,432,015)
Income taxes payable	7,591,299	—
Tax benefit from stock option exercises	4,421,889	3,648,901
Accounts payable	31,082	(1,352,476)
Accrued expenses	2,447,880	(919,112)
Deferred revenue	(160,804)	(402,077)

Total adjustments	(70,327,271)	58,084

Net cash provided by (used in) operating activities	(1,320,230)	13,092,042

Cash flows from investing activities:
Purchases of marketable securities	(290,509,677)	(290,303,534)
Purchase of Cyberonics, Inc. common stock, net of short-term obligation	—	(44,658,911)
Proceeds from sale of investment in common stock of Cyberonics, Inc.	135,287,911	—
Proceeds from sales of marketable securities	181,751,874	341,965,756
New facility construction	—	(8,582,765)
Acquisition of certain assets of microHelix, Inc.	—	(2,046,105)
Acquisition of certain operations of distributors	—	(1,086,558)
Additions to property, equipment, fixtures and intangible assets	(7,290,583)	(5,845,969)

Net cash provided by (used in) investing activities	19,239,525	(10,558,086)

Cash flows from financing activities:
Purchase of treasury stock	(25,578,049)	—
Exercise of stock options	7,593,548	4,684,022

Net cash provided by (used in) financing activities	(17,984,501)	4,684,022

Net increase (decrease) in cash and cash equivalents	(65,206)	7,217,978
Effect of exchange rates on cash and cash equivalents	26,898	(75,121)
Cash and cash equivalents at beginning of year	6,654,712	8,588,281

Cash and cash equivalents at September 30	$6,616,404	$15,731,138

Non-cash activity:
Stock issued for intangible assets	$—	$767,511

Assumed acquisition liabilities	$—	$131,574

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
For The Year Ended December 31, 2004 and the Nine Months Ended September 30, 2005 (Unaudited)

					Accumulated
	Common Stock				Other			Total
			Additional	Retained	Comprehensive	Deferred		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Treasury Stock	Equity
Balance at December 31, 2003	19,712,938	$985,647	$149,644,033	$27,515,001	$(19,758)	$—	$—	$178,124,923
Net income	—	—	—	18,166,863	—	—	—	18,166,863
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	14,280,634	—	—	14,280,634
Foreign currency translation adjustment	—	—	—	—	(20,496)	—	—	(20,496)

Comprehensive income								32,427,001

Issuance of shares for stock option exercises	607,858	30,393	5,995,463	—	—	—	—	6,025,856
Non-employee stock-based compensation	—	—	115,892	—	—	—	—	115,892
Issuance of earn-out shares for acquisition	16,705	835	766,676	—	—	—	—	767,511
Tax benefit from stock option exercises	—	—	5,102,954	—	—	—	—	5,102,954

Balance at December 31, 2004	20,337,501	1,016,875	161,625,018	45,681,864	14,240,380	—	—	222,564,137
Net income	—	—	—	69,007,041	—	—	—	69,007,041
Adjustment to unrealized gains (losses) on marketable securities, net of tax	—	—	—	—	(14,471,265)	—	—	(14,471,265)
Foreign currency translation adjustment	—	—	—	—	26,899	—	—	26,899

Comprehensive income								54,562,675

Issuance of shares for stock option exercises	495,632	24,781	7,568,767	—	—	—	—	7,593,548
Non-employee stock-based compensation	—	—	188,205	—	—	—	—	188,205
Tax benefit from stock option exercises	—	—	4,421,889	—	—	—	—	4,421,889
Issuance of restricted stock awards	293,705	14,685	8,199,240	—	—	(8,213,925)	—	—
Amortization of deferred compensation	—	—	—	—	—	854,831	—	854,831
Purchase of 923,674 treasury shares, at cost	—	—	—	—	—	—	(25,578,049)	(25,578,049)

Balance at September 30, 2005	21,126,838	$1,056,341	$182,003,119	$114,688,905	$(203,986)	$(7,359,094)	$(25,578,049)	$264,607,236

See accompanying notes to condensed consolidated financial statements.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(1)	Business

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in our December 31, 2004 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2005 are not necessarily indicative of results of operations for the full year.

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

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company’s stock option grants is at or above fair market value of the underlying stock on the date of grant. Stock-based compensation to non-employees is measured at fair market value over the service period and recorded as compensation expense in the Condensed Consolidated Statements of Income. The Company recorded $113,045 and $11,035 of stock-based compensation expense to non-employees in the three months ended September 30, 2005 and 2004, respectively. The Company recorded $188,205 and $9,885 of stock-based compensation expense to non-employees in the nine months ended September 30, 2005 and 2004, respectively. In 2005, the Company issued 293,705 restricted stock awards, net of cancellations, to employees and directors of the Company pursuant to the terms of the Company’s 2004 Stock Incentive Plan. The fair market value of the awards, based on the price of the Company’s common stock at issuance, has been recorded to deferred compensation in the Condensed Consolidated Statements of Stockholders’ Equity and is being amortized over the associated four-year vesting period.

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

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$5,352,519	$4,741,955	$69,007,041	$13,033,958
Add: Stock-based employee compensation expense included in reported earnings, net of tax	325,805	—	542,818	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,733,261)	(1,361,988)	(4,700,725)	(3,788,191)

Pro forma net income	$3,945,063	$3,379,967	$64,849,134	$9,245,767

Basic shares	19,800,456	20,189,242	19,948,489	20,075,233
Diluted shares	20,938,453	21,032,695	20,857,866	21,116,735
Pro forma Basic EPS	$.20	$.17	$3.25	$.46

Pro forma Diluted EPS	$.19	$.16	$3.11	$.44

(5)	Commitments and Contingencies

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

On September 19, 2005, the Company received a notification dated September 16, 2005 from TrailBlazer Health Enterprises, LLC (TrailBlazer), a Centers for Medicare and Medicaid Service (CMS) contracted intermediary and carrier, indicating that as of September 16, 2005, TrailBlazer will no longer reimburse the Company directly for claims that ANS submitted to TrailBlazer relating to ANS products implanted in the ambulatory service center (ASC) environment. The notification indicated that such claims should be submitted by either the ASC or the physician. Upon receipt of the notification, the Company ceased billing TrailBlazer directly for such products and began billing directly either the ASC, physician, or the healthcare facility where such implant procedure was required to be transitioned. The Company has been in discussions with TrailBlazer and CMS regarding the legal basis for this position, and is in the process of

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
responding in writing to TrailBlazer and CMS. The Company intends, among other things, to request that Trailblazer reimburse the Company’s unpaid claims of approximately $1.7 million, which were submitted prior to the notification date, consistent with previous practice and consistent with previous advice and guidance from TrailBlazer with respect to the billing and collection of such claims. Should TrailBlazer and CMS decide not to reimburse the Company directly for such claims, the Company intends to bill and collect from the associated ASC or physician, who ANS will ask to submit the claim for reimbursement to CMS. Management believes that should this course of action ultimately be necessary, it will not have a material impact on the financial results of the Company, but will result in a delay in the collection of the Company’s associated $1.7 million receivable and could result in the noncollectibility of some portion of the billed amount, although it is impossible to estimate whether and how much of such billed amount would be uncollectible.

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

On October 15, 2004, the court in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the court denied Advanced Bionics’ motion to dismiss the Texas Action. The court also denied Advanced Bionics’ motion to transfer the Texas Action to a California federal court. (Advanced Bionics had filed a California action in federal court seeking to resolve the Company’s patent claims, which was subsequently dismissed.) The court in the Texas Action also granted Advanced Bionics’ motion to compel alternative dispute resolution of the trade secrets misappropriation claims, although the court retained jurisdiction over those claims.

On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that the Company is infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that the Company is infringing these patents at least by marketing and selling GenesisRC™ rechargeable IPG systems, and Advanced Bionics may assert that

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
the Company’s recently-approved Eon™ system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,277). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre- and post-judgment interest, attorneys’ fees and such other relief as the court may grant. On May 18, 2005, the court granted the Company’s motion to severe these counterclaims from ANS’ claims against Advanced Bionics and ordered that the counterclaims proceed separately. The Company intends to vigorously defend itself against these counterclaims and has asserted that the patents are not infringed and are not valid. The court has not set a schedule or trial date for Advanced Bionics’ counterclaims.

The court in the Texas Action issued its “Markman” ruling on August 15, 2005, giving the court’s legal interpretation of the ANS patent claims at issue. On September 29, 2005, the court issued an amended “Markman” ruling. The Company was generally pleased with the “Markman” ruling.

Pursuant to the court's scheduling order, on October 10, 2005, Advanced Bionics filed four motions for summary judgment, asking the court to dismiss the Company’s patent claims and/or the damages claims. The Company responded to each motion on October 31, 2005. The court has yet to rule on these pending motions. The court has ordered that jury selection for the Company’s claims against Advanced Bionics will commence February 6, 2006, with trial to proceed shortly thereafter.

On July 12, 2005, the Company and the former ANS employee attempted to resolve ANS’ trade secrets misappropriation claims through mediation. No resolution or settlement was effected by the mediation.

On October 19, 2005, the Company and Advanced Bionics attempted to resolve the ANS patent infringement claims through court-ordered mediation. No resolution or settlement was effected by the mediation.

In late January 2005, the Company received a subpoena from the Office of the Inspector General, Department of Health and Human Services (OIG), requesting documents related to certain of its sales and marketing, reimbursement, Medicare and Medicaid billing, and certain other business practices. The Company is cooperating fully with the OIG’s request for documents.

In late May 2005, the United States District Court for the Eastern District of Texas granted an order consolidating the three previously filed class action securities lawsuits against the Company and certain of its officers and directors that were filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period) into a single consolidated complaint styled as: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al. (Class Action Litigation). The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the lawsuit. The three previously filed suits each alleged the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims alleged that improper marketing and sales

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
practices accounted for the Company’s revenue growth, citing, among other things, the Company’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The plaintiffs filed an amended consolidated complaint in September 2005. By agreement with the plaintiffs, the Company’s answer is due by January 16, 2006. The Company intends to vigorously defend itself against the claims made in the Class Action Litigation and believes the Class Action Litigation is without merit.

On October 17, 2005, Arthur Ford “derivatively and on behalf of Nominal Defendant Advanced Neuromodulation Systems, Inc.” filed an Original Petition in the 401st District Court in Collin County, Texas, File No. 401-03524-05, against Christopher G. Chavez, Scott F. Drees, and F. Robert Merrill, each of the Company’s current directors, and the Company, alleging that the named executive officers and directors breached their fiduciary duties by allegedly engaging in the improper marketing and sales practices referred to in the Class Action Litigation or allegedly approving the claimed violations of federal law and the Company’s Code of Conduct. The Original Petition purports to be a shareholders’ derivative action brought pursuant to Texas Business Corporation Act Article 5.14 for the benefit of nominal defendant Advanced Neuromodulation Systems, Inc. against the members of its Board of Directors and certain executive officers seeking to remedy defendants’ breaches of fiduciary duty. The Company has formed a Special Litigation Committee composed of three members of the Board of Directors (Messrs. Morrison, Nikolaev and Laptewicz), who will evaluate Mr. Ford’s claims. The Company intends to vigorously defend itself against the claims made in the lawsuit and believes the lawsuit is without merit.

Except for the litigation discussed above, and other ordinary routine litigation incidental to its business, the Company is not currently a party to any other pending legal proceeding. The Company maintains general liability insurance against risks arising out of the normal course of business.

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

The Company recorded income tax expense during the three months and nine months ended September 30, 2005 of $3,076,645 and $39,665,465, respectively, representing an overall effective tax rate in both periods of 36.5%. For the three months and nine months ended September 30, 2004, the Company recorded income tax expense of $2,433,791 and $6,926,251, respectively, representing an overall effective tax rate of 33.9% and 34.7%, respectively. The increased effective tax rate in 2005 is due to the $85.2 million pre-tax gain resulting from the sale of the Company’s investment in Cyberonics, Inc., which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, the research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average shares outstanding (basic shares)	19,800,456	20,189,242	19,948,489	20,075,223
Effect of dilutive stock options and restricted stock awards	1,137,997	843,453	909,377	1,041,512

Diluted shares	20,938,453	21,032,695	20,857,866	21,116,735

For the three months and nine months ended September 30, 2005 and 2004, the incremental shares used for dilutive earnings per share relate to stock options whose exercise price was less than the average market price in the underlying quarterly computations. For the three months ended September 30, 2005 and 2004, options to purchase 9,353 and 1,083,475 shares, respectively, and for the nine months ended September 30, 2005 and 2004, options to purchase 431,957 and 611,104 shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(8)	Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity net of tax effects, and consists of net income, unrealized gains or losses on the Company’s available for sale marketable securities, and foreign currency translation adjustments. Comprehensive income for the three months and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$5,352,519	$4,741,955	$69,007,041	$13,033,958
Other comprehensive income (loss)	(211,031)	14,544,817	(14,444,366)	14,444,794

Comprehensive income	$5,141,488	$19,286,772	$54,562,675	$27,478,752

Components of accumulated other comprehensive income are net of tax and are as follows:

	September 30,	December 31,
	2005	2004
Unrealized gains (losses) on marketable securities	$(210,388)	$14,260,876
Foreign currency translation adjustments	6,402	(20,496)

Accumulated other comprehensive income (loss)	$(203,986)	$14,240,380

The tax benefit (expense) on the unrealized gains (losses) on marketable securities was $126,233 at September 30, 2005 and $(8,556,625) at December 31, 2004. The tax benefit (expense) on foreign currency translation adjustment was $(3,841) at September 30, 2005 and $12,297 at December 31, 2004.

In connection with the realized gain resulting from the sale of the Company’s investment in Cyberonics, Inc. in February 2005 as discussed in Note 3, $14,275,238 of the December 31, 2004 unrealized gain on marketable securities was realized into other income, and the associated tax expense of $8,565,143 was reclassified from deferred income taxes payable to income taxes payable.

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

Segment data for the three months ended September 30, 2005 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$36,198,927	$3,138,449	$—	$39,337,376
Intersegment revenues	$—	$3,771,948	$(3,771,948)	$—
Segment income from operations	$7,562,737	$(85,253)	$—	$7,477,484
Segment data for the three months ended September 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$28,222,826	$3,107,582	$—	$31,330,408
Intersegment revenues	$—	$1,759,443	$(1,759,443)	$—
Segment income from operations	$7,055,180	$(443,293)	$—	$6,611,887
Segment data for the nine months ended September 30, 2005 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$99,771,402	$10,594,664	$—	$110,366,066
Intersegment revenues	$—	$9,048,536	$(9,048,536)	$—
Segment income from operations	$21,044,823	$(41,601)	$—	$21,003,222
Segment data for the nine months ended September 30, 2004 is as follows:

	Neuro		Intercompany	Consolidated
	Products	O.E.M.	Eliminations	Total
Revenue from external customers	$80,083,969	$8,367,153	$—	$88,451,122
Intersegment revenues	$—	$5,040,463	$(5,040,463)	$—
Segment income from operations	$19,259,887	$(289,855)	$—	$18,970,032

Advanced Neuromodulation Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
Foreign sales, primarily Europe and Australia, for the three months ended September 30, 2005 and 2004 were approximately 8% and 10% of net revenue from the Neuro Products segment, respectively. Foreign sales, primarily Europe and Australia, for the nine months ended September 30, 2005 and 2004 were approximately 9% and 10% of net revenue from the Neuro Products segment, respectively. The O.E.M. segment had no foreign sales for the respective periods.

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

(12)	Subsequent Event

On October 16, 2005, St. Jude Medical, Inc. (St. Jude Medical) and ANS announced that the Boards of Directors of both companies unanimously approved a definitive agreement whereby St. Jude Medical would acquire ANS for $61.25 per ANS share in cash, for a total of approximately $1.3 billion. St. Jude Medical has commenced a tender offer for all of the outstanding shares of ANS common stock. The transaction is subject to customary closing conditions and regulatory approvals, as well as the valid tender of a majority of the outstanding shares of ANS common stock, on a fully-diluted basis. The transaction is expected to close by the end of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the related Notes.
Recent Developments
On October 16, 2005, St. Jude Medical, Inc. (St. Jude Medical) and ANS announced that the Boards of Directors of both companies unanimously approved a definitive agreement whereby St. Jude Medical would acquire ANS for $61.25 per ANS share in cash, for a total of approximately $1.3 billion. St. Jude Medical has commenced a tender offer for all of the outstanding shares of ANS common stock. The transaction is subject to customary closing conditions and regulatory approvals, as well as the valid tender of a majority of the outstanding shares of ANS common stock, on a fully-diluted basis. The transaction is expected to close by the end of the year.
In March 2005, the FDA approved our second rechargeable implantable pulse generator (IPG) system, the Eon™ Neurostimulation System, for sale in the U.S. The Eon system is indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs, including unilateral or bilateral pain associated with failed back surgery syndrome, intractable low back pain and leg pain. On June 21, 2005, we announced an expanded U.S. market launch of Eon systems after successfully completing a market test and increasing inventories. Within four weeks of our expanded launch, sales of Eon systems significantly exceeded our expectations and consequently depleted our inventory. During the third quarter we carefully managed the allocation of Eon systems to our field sales force, but demand exceeded supply. During the third quarter of 2005, we significantly increased our production capacity of Eon systems, and now believe that production levels of Eon systems will be closely aligned with demand during the fourth quarter of 2005. Consequently, if demand for Eon systems remains strong, revenues could be positively impacted by increased supply and unit sales.
We recently received FDA Investigational Device Exemptions (IDE), permitting physicians to implant our Libra™ Deep Brain Stimulation (DBS) System to investigate the safety and efficacy of Libra systems to treat essential tremor and Parkinson’s disease, and we recently received conditional approval from the FDA for an Interstitial Cystitis pilot study. We have also received approval in Canada to conduct a pilot study for chronic, treatment-resistant depression. Physicians recently began implanting Libra systems under the essential tremor and Parkinson’s disease studies, and we anticipate the first Libra system implants under the depression and Interstitial Cystitis studies to occur in the fourth quarter of 2005.
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
In addition to the planned pivotal studies to treat migraine headache, essential tremor, Parkinson’s disease, and the pilot studies to treat chronic, treatment-resistant depression and

Interstitial Cystitis, we are working on the potential application of our platform technologies to address pelvic pain, obesity, tinnitus, angina, ischemic pain associated with peripheral vascular disease, obsessive compulsive disorder, and traumatic brain injury. As a result, in 2005, we have increased our investment in research and development and clinical trials. The amount of increase in research and development expense is primarily dependent on the progress of the planned clinical studies. Based on our current status and planned activities, we believe research and development expense for 2005 will be approximately $17 million to $18 million.
On September 19, 2005, the Company received a notification dated September 16, 2005 from TrailBlazer Health Enterprises, LLC (TrailBlazer), a Centers for Medicare and Medicaid Service (CMS) contracted intermediary and carrier, indicating that as of September 16, 2005, TrailBlazer will no longer reimburse the Company directly for claims that ANS submitted to TrailBlazer relating to ANS products implanted in the ambulatory service center (ASC) environment. The notification indicated that such claims should be submitted by either the ASC or the physician. Upon receipt of the notification, the Company ceased billing TrailBlazer directly for such products and began billing directly either the ASC, physician, or the healthcare facility where such implant procedure was required to be transitioned. The Company has been in discussions with TrailBlazer and CMS regarding the legal basis for this position, and is in the process of responding in writing to TrailBlazer and CMS. The Company intends, among other things, to request that Trailblazer reimburse the Company’s unpaid claims of approximately $1.7 million, which were submitted prior to the notification date, consistent with previous practice and consistent with previous advice and guidance from TrailBlazer with respect to the billing and collection of such claims. Should TrailBlazer and CMS decide not to reimburse the Company directly for such claims, the Company intends to bill and collect from the associated ASC or physician, who ANS will ask to submit the claim for reimbursement to CMS. Management believes that should this course of action ultimately be necessary, it will not have a material impact on the financial results of the Company, but will result in a delay in the collection of the Company’s associated $1.7 million receivable and could result in the noncollectibility of some portion of the billed amount, although it is impossible to estimate whether and how much of such billed amount would be uncollectible.
In August 2004, we acquired 3.5 million shares of the common stock of Cyberonics, Inc. (Cyberonics) for an aggregate purchase price of $49.7 million with working capital funds on hand. We purchased the shares for investment purposes and because we believed that ownership of the shares could facilitate a business combination between Cyberonics and ANS that could have created significant synergies in technology development, manufacturing, sales and marketing, regulatory, administrative and other areas. Cyberonics decided not to enter into or pursue any merger or combination discussions with us. On February 2, 2005, Cyberonics announced that the FDA deemed its vagal nerve stimulation device approvable for treatment of certain types of chronic depression. Due to the increase in the price of Cyberonics’ common stock following the FDA’s announcement, coupled with the Cyberonics board of directors’ decision not to discuss a possible combination, we sold all 3.5 million shares of the common stock of Cyberonics in open market transactions in February 2005. Gross proceeds from the sale were $135.3 million and resulted in a pre-tax gain of $85.2 million, net of acquisition costs.
In March and April 2005, we repurchased 923,674 shares of the Company’s common stock for $25.6 million under a 2,000,000 share repurchase authorization previously approved by the Company’s board of directors.

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
Stock Compensation
See Note 4 to the Condensed Consolidated Financial Statements for a discussion of the application of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to our stock compensation programs. Additionally, see Note 11 to the Condensed Consolidated Financial Statements for a discussion of SFAS No. 123(R), “Share Based Payment,” which will be adopted on January 1, 2006, and when adopted will have a significant impact on our results of operations, although it will have no impact on our overall financial position.
Results of Operations
Comparison of the Three Months and Nine Months Ended September 30, 2005 and 2004
Results for the third quarter and first nine months of 2005 reflect the positive impact of revenue growth from increased unit sales of GenesisRC™, our first rechargeable IPG system approved by the FDA in the fourth quarter of 2004, and the expanded market availability of our second rechargeable IPG system, Eon, which was approved by the FDA in March 2005. References below to the third quarter are comparisons of the three months ended September 30, 2005 and

2004 and references to the first nine months are comparisons of the nine months ended September 30, 2005 and 2004, unless otherwise specified.
Net revenue. Net revenue for the third quarter increased $8.0 million, or 25.6%, and for the first nine months increased $21.9 million, or 24.8%, due to increased sales of our neuro products and O.E.M. products during both periods. Neuro product revenue increased 28.3% to a record $36.2 million in the third quarter of 2005 from $28.2 million in 2004, and for the first nine months neuro product revenue increased 24.6% to $99.8 million in 2005 from $80.1 million in 2004. This growth in the neuro products during both periods in 2005 compared to 2004 was driven by increased sales of GenesisRC and the expanded market availability beginning late in the second quarter of 2005 of our new flagship rechargeable IPG system, Eon. Revenues from our Renew® RF and GenesisXP™ systems declined during the third quarter and first nine months of 2005 compared to 2004 and are expected to continue to decline as rechargeable IPG systems that offer comparable features and benefits, including our own GenesisRC and Eon systems, begin to claim more of the market for neurostimulation devices. With the introduction of our rechargeable IPG systems, we would expect that the ratio of sales of rechargeable IPG systems to sales of non-rechargeable systems (including both conventional IPGs and RF systems) will increase over time, to 50-70% or more. Because average selling prices for rechargeable systems are generally higher than non-rechargeable systems, we would also expect overall average selling prices to trend upward over time.
Net revenue of our O.E.M. business for the third quarter remained flat at $3.1 million and for the first nine months increased to $10.6 million in 2005 from $8.4 million in 2004, primarily due to revenue generated by our Portland, Oregon operations (formerly the Cable and Wire Division of microHelix, Inc., which we acquired in April 2004). Though we continue to use more of our O.E.M. manufacturing and development capabilities for our own increasing needs, we expect O.E.M. revenue of approximately $14 million in 2005, an 18% increase in O.E.M revenue from 2004, primarily resulting from additional revenues generated by our Portland, Oregon operations.
Gross profit. Gross profit for the third quarter increased $6.4 million, or 28.0%, and for the first nine months increased $16.7 million, or 25.9%, primarily due to the increase in net revenue discussed above and to a lesser extent from an improvement in gross margins. Gross profit margins for the third quarter increased to 74.6% in 2005, compared to 73.1% in 2004, and for the first nine months increased to 73.8% in 2005, compared to 73.1% in 2004. Gross margin during both periods in 2005 compared to 2004 have increased primarily as a result of leveraging manufacturing costs from increasing production to support our continued growth.
Operating expenses. Total operating expenses for the third quarter increased $5.6 million, or 34.1%, and increased as a percentage of revenue to 55.6% in 2005 from 52.0% in 2004. For the first nine months, total operating expenses increased $14.7 million, or 32.2%, and increased as a percentage of revenue to 54.8% in 2005 from 51.7% in 2004. In February 2005, we announced that we intend to accelerate our pursuit of new indications for our technology by accelerating clinical studies, regulatory approval efforts and product development. As such, operating expenses as a percentage of revenue have increased in 2005 compared to 2004.
Sales and marketing. Sales and marketing expense for the third quarter, as a percentage of net revenue, increased marginally to 31.6% in 2005 from 31.3% in 2004, while the expense increased in absolute dollars by $2.6 million. Sales and marketing expense for the first nine months, as a percentage of net revenue, decreased to 31.3% in 2005 from 31.4% in 2004, while the expense increased in absolute dollars by $6.7 million. The increase in absolute dollars during both periods was principally due to higher salary and benefit expense from annual salary increases and staffing additions in direct sales, clinical specialists and regional sales managers, higher commission expense from increased neuro product sales, higher travel expense due to increased direct sales activities, and stock-based compensation expense associated with the issuance of restricted stock awards in 2005.
Research and development. Research and development expense for the third quarter, as a percentage of net revenue, increased to 11.5% in 2005 from 9.3% in 2004, and the expense increased in absolute dollars by $1.6 million. Research and development expense for the first nine months, as a percentage of net revenue, increased to 11.2% in 2005 from 9.2% in 2004, while the expense increased in absolute dollars by $4.2 million. As noted above, we have accelerated our investment in research and development and clinical trials to capitalize on the opportunity to pursue several new indications with our existing technology and products and to develop new technology and products for the future.
We recently received FDA approval to commence separate pivotal studies to investigate the safety and efficacy of our technologies to treat migraine headaches, essential tremor and Parkinson’s disease. Physicians recently began implanting Libra systems under the essential tremor and Parkinson’s disease studies. Regarding the migraine headache pivotal study, we are in the process of submitting to the FDA a modification to our previously approved pivotal trial protocol, which in the short-term has slowed the progress of the trial, but we believe has the potential to broaden the indicated population and, in the long-term, accelerate patient enrollment. As a result, we now expect to begin implants for the migraine headache study during the fourth quarter of 2005. We also recently received conditional approval from the FDA for an Interstitial Cystitis pilot study, and approval in Canada to conduct a pilot study for chronic, treatment-resistant depression. We anticipate the first Libra system implants under the depression and Interstitial Cystitis studies to occur in the fourth quarter of 2005.
In April 2005, we indicated that as a result of these planned activities, we expected research and development expenditures of approximately $20 million in 2005, or 13.8% of targeted revenue compared to expenditures of $10.8 million, or 8.9% of revenue in 2004. Substantial progress has been made in the essential tremor and Parkinson’s disease studies; however, because implants for these studies were delayed until the later half of 2005 and implants under the migraine headache study are anticipated to begin during the fourth quarter of 2005, we now expect research and development expenditures of approximately $17 million to $18 million in 2005. We believe the increased investment is strategically important to achieving our mission in the long-term.
General and administrative. General and administrative expense for the third quarter, as a percentage of net revenue, increased to 10.8% in 2005 from 9.5% in 2004, and the expense increased in absolute dollars by $1.3 million. General and administrative expense for the first nine months, as a percentage of net revenue, increased to 10.5% in 2005 from 9.0% in 2004, while the expense increased in absolute dollars by $3.6 million. The increase in expense during both periods was principally due to higher legal expenses, including expenses associated with our lawsuit against Advanced Bionics and the OIG investigation, higher recruiting and relocation costs associated with an increased level of staffing additions, depreciation expense, and stock-based compensation expense associated with the issuance of restricted stock awards in 2005.
Amortization of intangibles. Amortization expense of intangibles for the third quarter, as a percentage of net revenue, decreased to 1.7% in 2005 from 2.0% in 2004, while the expense in absolute dollars increased by $37,000. Amortization expense of intangibles for the first nine months, as a percentage of net revenue, decreased to 1.8% in 2005 from 2.1% in 2004, while the expense increased in absolute dollars by $135,000. The increase in absolute dollars during both periods was principally due to additional expense for intangible assets we acquired in the April 2004 acquisitions of MedTel and microHelix.
Other income. Other income for the third quarter increased by $388,000 due to increased investment income resulting from higher funds available for investment after the liquidation of our position in Cyberonics, as well as a higher rate of return on those investments. Other income for the first nine months increased by $86.7 million due to the $85.2 million gain we recognized on the sale of our investment in Cyberonics, as well as increased investment income from the higher funds available for investment along with a higher rate of return on those investments.
Income tax expense. Income tax expense for the third quarter increased $643,000 primarily due to the increase in income before taxes and to a lesser extent an increase in our effective tax rate. Income tax expense for the first nine months increased $32.7 million primarily due to the substantial increase in income before taxes and to a lesser extent an increase in our effective tax rate. Our effective tax rate in both the third quarter and first nine months of 2005 was 36.5% compared to 33.9% in the third quarter of 2004 and 34.7% in the first nine months of 2004. The increase in the effective tax rate in 2005 is due to the $85.2 million pre-tax gain on the Cyberonics investment, which had the impact of increasing federal and state taxable income without a significant corresponding increase in other permanent exclusions from taxable income. The effective tax rates in the third quarter and first nine months of 2005 and 2004 reflect a provision for federal income taxes at the statutory rate of 35% and a provision for state taxes, offset by tax-exempt investment income, a research and development tax credit, and benefits related to the extra-territorial income (ETI) exclusion.
Net income. Net income for the third quarter increased $611,000, or 12.9%, in 2005 from 2004 primarily due to the $866,000 increase in income from operations resulting from the positive impact of revenue growth, gross margin improvements, and the $475,000 increase in investment income, partially offset by the $643,000 increase in tax expense which resulted from higher pre-tax income and a higher effective tax rate. Net income per diluted share during the third quarter increased to $0.26 in 2005 from $0.23 in 2004. For the first nine months, net income increased $56.0 million in 2005 from 2004 primarily due to the $85.2 million pre-tax realized gain on the Cyberonics investment and to a lesser extent the $2.0 million increase in income from operations from higher revenue, gross margin improvements, and the $1.6 million increase in investment income, partially offset by the $32.7 million increase in tax expense resulting from higher pre-tax income and a higher effective tax rate. Net income per diluted share for the first nine months was $3.31 in 2005 compared to $0.62 in 2004.
Liquidity and Capital Resources
At September 30, 2005, our working capital increased to $200.3 million from $168.4 million at year-end 2004. The ratio of current assets to current liabilities was 11.3:1 at September 30, 2005, compared to 18.78:1 at December 31, 2004. Cash, cash equivalents, and marketable securities totaled $158.9 million at September 30, 2005 compared to $124.0 million at December 31, 2004.
In February 2005, we sold our investment in Cyberonics, Inc. We received proceeds of $135.3 million from the sale of the 3,500,000 shares. We reported a pre-tax gain in the first quarter of $85.2 million, after acquisition related expenses. Correspondingly, our income taxes payable increased substantially. In June and September 2005, we made estimated tax payments totaling approximately $27.5 million from our cash reserves and additional tax payments will occur as required during the remainder of 2005.
We used $25.6 million of our cash reserves in the first and second quarter of 2005 to repurchase 923,674 shares of our common stock under a 2,000,000 share repurchase program.
We received $7.5 million of cash during the nine months ended September 30, 2005, from the exercise of stock options to purchase 495,632 shares of our common stock.
Our investment in trade accounts receivable increased from year-end 2004 by $4.5 million due to increased sales. Days sales outstanding decreased to 70 days at September 30, 2005 from 72 days at December 31, 2004.
We spent $7.3 million during the nine months ended September 30, 2005, for capital expenditures and additions to intangible assets. During the first nine months of 2005 we purchased additional office furniture and equipment (including computer equipment) for new personnel and purchased additional tooling and equipment for current products as well as new products being developed.
Liquidity may be enhanced to the extent we realize tax benefits from stock option exercises. Exercises of nonqualified stock options, and exercises of incentive stock options followed by “disqualifying dispositions” of the underlying common stock within one year following exercise generate compensation expense for tax purposes in the year of exercise or disposition, as the case may be. During the nine months ended September 30, 2005, we generated a $4.4 million tax benefit related to nonqualified stock option exercises and disqualifying dispositions of common stock acquired on exercise of incentive stock options, which will be utilized to offset current year taxes payable.
In April 2004, we filed a patent infringement/trade secret lawsuit against Advanced Bionics. The pre-tax costs associated with the lawsuit have been approximately $400,000 per quarter to date and are likely to increase as we approach a trial date in February 2006.
We believe our current cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to fund our current levels of operating needs and capital expenditures for the foreseeable future. We currently have no credit facilities in place.
Currency Fluctuations
Our international sales are denominated in U.S. dollars, with the exception of sales made by our wholly-owned international subsidiaries that are denominated in the respective country’s local currency. Fluctuations in currency exchange rates in other countries could reduce the demand for our products by increasing the price of our products in the currency of the countries in which the products are sold, although we do not believe currency fluctuations have had a material effect on the Company’s results of operations to date.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material adverse effect on the Company’s financial statements.

Guidance
As a result of our performance through the first nine months of 2005 and the anticipated improvement in the supply of Eon systems in the fourth quarter of 2005, we are raising our revenue guidance from $145 million to $150 million for fiscal 2005, and expect our earnings to be at the upper end of our previously provided guidance for 2005 of $3.57 per diluted share. Conversely, if the proposed merger with St. Jude Medical is not consummated, the Company will incur acquisition-related expenses that would materially impact the earnings guidance above.
We believe our rechargeable IPG systems will generate most of our growth during 2005. Our revenue guidance reflects a 25% growth in our neuromodulation product sales, a growth rate below that realized in 2002 through 2004. Competition is growing. Because a new competitor has entered the neurostimulation for chronic pain market, and because our competitors are larger and have greater resources than we do, competitive pressure is increasing, which directly affects revenue growth.
Outlook and Uncertainties
The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this Quarterly Report on Form 10-Q contain statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “should,” “intend,” “would,” “scheduled,” “potential,” “new market,” “potential market applications,” and similar expressions and variations thereof are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Such statements appear in a number of places in this Quarterly Report on Form 10-Q and include statements regarding our intent, belief or current expectations with respect to, among other things: (i) trends affecting our financial condition or results of operations; (ii) our financing plans; and (iii) our product development plans and other business growth strategies. We caution our readers that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, those discussed or identified from time to time in our public filings, including the following:
•	failure to gain market acceptance of our new rechargeable IPGs, to maintain continued market acceptance of our conventional IPGs and radio-frequency (RF) powered spinal cord stimulation (SCS) systems, or failure to replace a substantial portion of lost RF sales with sales of our new rechargeable IPGs could adversely affect our revenue growth and profitability;

•	competition from and the launch of new competitive products by Medtronic, Advanced Bionics/Boston Scientific or others, as well as other market factors that could impede growth in or reduce sales of the Company’s IPG and RF systems, which could adversely affect revenues and profitability;

•	patient or physician selection of less invasive or less expensive alternatives;

•	adverse changes in coverage or reimbursement amounts by Medicare, Medicaid, private insurers, managed care organizations or workers’ compensation programs could limit our ability to market and sell our products;

•	intellectual property protection and potential infringement issues;

•	the cost, uncertainty and other risks inherent in litigation generally, including without limitation, the intellectual property and patent litigation against Advanced Bionics, the ongoing securities class action litigation filed in the first quarter of 2005, and the pending shareholder derivative litigation filed in October 2005;

•	successful patient enrollment in and timely implementation of the IDE clinical studies for migraine headache, essential tremor and Parkinson’s disease; physician and patient acceptance of the Libra DBS system for the essential tremor and Parkinson’s disease studies, for which already-approved products are already available on the market; the uncertainty of clinical results that may ensue from these clinical studies; the risk that the FDA may not approve our PMA applications for these applications following the completion of the clinical trials; and the satisfactory completion of feasibility, pilot and pivotal studies and/or market tests prior to the introduction of new products generally;

•	obtaining necessary government approvals for other new products or applications and maintaining compliance with FDA product and manufacturing requirements;

•	product liability;

•	reliance on single suppliers for certain components;

•	completion of research and development projects in an efficient and timely manner;

•	successful integration of acquired businesses, products and technologies; and

•	international trade risks.
Certain of the foregoing risks and other risks are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004. If our assumptions prove to be incorrect or such risks or uncertainties materialize, anticipated results could differ materially from those described in our forward-looking statements.
Any statements in this Form 10-Q regarding the proposed transaction between St. Jude Medical, Inc. and the Company, the expected timetable for completing the transaction, and any other statements regarding ANS’s future expectations, beliefs, goals or prospects are forward-looking statements which are subject to risks and uncertainties, such as those described under or incorporated by reference in Item 8.01 of the Company’s Current Report on Form 8-K filed on October 17, 2005, in this Outlook and Uncertainties section and in the Outlook and Uncertainties Section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (see page 26). Actual results may differ materially from anticipated results.
This Form 10-Q is neither an offer to purchase nor a solicitation of an offer to sell shares of the Company. St. Jude Medical has filed a tender offer statement with the Securities and Exchange Commission (SEC) and the Company has filed a solicitation/ recommendation statement with respect to the tender offer. The Company’s shareholders are advised to read the tender offer statement regarding St. Jude Medical’s acquisition of the Company referenced in this Form 10-Q, and the related solicitation/recommendation statement. The tender offer statement and the solicitation/recommendation statement contain important information that should be read carefully before any decision is made with respect to the offer. These documents are available to all shareholders of the Company at no expense to them. These documents are also available at no charge on the SEC’s web site at www.sec.gov. Shareholders may also obtain copies of these documents without charge by requesting them from the Company in writing at 6901 Preston Road, Plano, Texas 75024, or by phone at 972-309-8000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the period ended September 30, 2005, the Company did not experience material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 15, 2004, the court in the Texas Action granted the Company’s motion to amend its lawsuit to add two additional patent infringement claims against Advanced Bionics. One claim relates to the Company’s patent covering the design and structure of its electrode lead (U.S. Patent No. 6,216,045). The second claim relates to the Company’s trial cable connector patent (U.S. Patent No. 6,154,678). In addition, the court denied Advanced Bionics’ motion to dismiss the Texas Action. The court also denied Advanced Bionics’ motion to transfer the Texas Action to a California federal court. (Advanced Bionics had filed a California action in federal court seeking to resolve the Company’s patent claims, which was subsequently dismissed.) The court in the Texas Action also granted Advanced Bionics’ motion to compel alternative dispute resolution of the trade secrets misappropriation claims, although the court retained jurisdiction over those claims.
On March 11, 2005, Advanced Bionics filed its First Amended Answer and Counterclaims in the Texas Action, asserting, among other things, that the Company is infringing Advanced Bionics’ U.S. Patent Nos. 6,516,277 and 6,381,496. Advanced Bionics claims that the Company is infringing these patents at least by marketing and selling GenesisRC rechargeable IPG systems, and Advanced Bionics may assert that the Company’s recently-approved Eon system does as well. These patents relate to changing operational parameters sets (6,381,496) and to a specific type of rechargeable spinal cord stimulation system (6,516,277). The counterclaims seek temporary restraining orders, permanent injunctions, compensatory damages, exemplary damages including treble damages, pre- and post-judgment interest, attorneys’ fees and such other relief as the court may grant. On May 18, 2005, the court granted the Company’s motion to sever these counterclaims from ANS’ claims against Advanced Bionics and ordered that the counterclaims proceed separately. The Company intends to vigorously defend itself against these counterclaims and has asserted that the patents are not infringed and are not valid. The court has not set a schedule or trial date for Advanced Bionics’ counterclaims.
The court in the Texas Action issued its “Markman” ruling on August 15, 2005, giving the court’s legal interpretation of the ANS patent claims at issue. On September 29, 2005, the court issued an amended “Markman” ruling. The Company was generally pleased with the “Markman” ruling.

Pursuant to the court’s scheduling order on October 10, 2005, Advanced Bionics filed four motions for summary judgment, asking the court to dismiss the Company’s patent claims and/or the damages claims. The Company responded to each motion on October 31, 2005. The court has yet to rule on these pending motions. The court has ordered that jury selection for the Company’s claims against Advanced Bionics will commence February 6, 2006, with trial to proceed shortly thereafter.
On July 12, 2005, the Company and the former ANS employee attempted to resolve ANS’ trade secrets misappropriation claims through mediation. No resolution or settlement was effected by the mediation.
On October 19, 2005, the Company and Advanced Bionics attempted to resolve the ANS patent infringement claims through court-ordered mediation. No resolution or settlement was effected by the mediation.
Securities Class Action Litigation
In late May 2005, the United States District Court for the Eastern District of Texas granted an order consolidating the three previously filed class action securities lawsuits against the Company and certain of its officers and directors that were filed on behalf of purchasers of the Company’s securities between April 24, 2003 and February 16, 2005, inclusive (the Class Period) into a single consolidated complaint styled as: PLA, LLC vs. Advanced Neuromodulation Systems, Inc., et al. (Class Action Litigation). The court also granted an order appointing lead and liaison counsel and appointing the lead plaintiff in the lawsuit. The three previously filed suits each alleged the Company violated federal securities laws by the issuance of false and misleading statements to the market regarding the Company’s financial performance throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. In particular, the claims alleged that improper marketing and sales practices accounted for the Company’s revenue growth, citing, among other things, the Company’s public announcement made on February 17, 2005 that the Company had received a subpoena from the Office of the Inspector General, Department of Health and Human Services, requesting documents related to sales and marketing, reimbursement, Medicare and Medicaid billing and other business practices. The plaintiffs are seeking unspecified compensatory damages and costs and expenses of litigation. No class has been certified at this time. The plaintiffs filed an amended consolidated complaint in September 2005. By agreement with the plaintiffs, the Company’s answer is due by January 16, 2006. The Company intends to vigorously defend itself against the claims made in the Class Action Litigation and believes the Class Action Litigation is without merit.
Derivative Action
On October 17, 2005, Arthur Ford “derivatively and on behalf of Nominal Defendant Advanced Neuromodulation Systems, Inc.” filed an Original Petition in the 401st District Court in Collin County, Texas, File No. 401-03524-05, against Christopher G. Chavez, Scott F. Drees, and F. Robert Merrill, each of the Company’s current directors, and the Company, alleging that the named executive officers and directors breached their fiduciary duties by allegedly engaging in the improper marketing and sales practices referred to in the Class Action Litigation or allegedly approving the claimed violations of federal law and the Company’s Code of Conduct. The Original Petition purports to be a shareholders’ derivative action brought pursuant to Texas Business Corporation Act Article 5.14 for the benefit of nominal defendant Advanced Neuromodulation Systems, Inc. against the members of its Board of Directors and certain executive officers seeking to remedy defendants’ breaches of fiduciary duty. The Company has formed a Special Litigation Committee composed of three members of the Board of Directors (Messrs. Morrison, Nikolaev and Laptewicz), who will evaluate Mr. Ford’s claims. The Company intends to vigorously defend itself against the claims made in the lawsuit and believes the lawsuit is without merit.
Product Liability Litigation
We are also a party to product liability claims related to our neurostimulation devices and other ordinary routine litigation claims arising in the ordinary course of business. Our product liability insurers have assumed responsibility for defending us against product liability claims, subject to reservation of rights in certain cases. Historically, product liability claims related to our neurostimulation devices have not resulted in significant monetary liability beyond our insurance coverage. We seek to maintain appropriate levels of product liability insurance with coverage that we believe is comparable to that maintained by companies similar in size and serving similar markets, although there can be no assurances that the we will not incur significant monetary liability to the claimants if such insurance is inadequate, and there can be no assurance that our neurostimulation business and our future product lines will not be adversely affected by these product liability claims.
Other Litigation
Except as mentioned above and for other ordinary routine litigation incidental to our business, we are not currently a party to any other pending legal proceeding. We maintain general liability insurance against risks arising out of the normal course of business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Plans	the Plans
March 1 through March 31, 2005	381,894	$27.96	381,894	1,618,106
April 1 through April 30, 2005	541,780	$27.50	923,674	1,076,326

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
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit No.	Description

Exhibit 2.1	Agreement and Plan of Merger, dated as of October 15, 2005, among St. Jude Medical, Inc., Apollo Merger Corp. and Advanced Neuromodulation Systems, Inc. (1)

Exhibit No.	Description

Exhibit 3.1	Articles of Incorporation, as amended and restated (2)

Exhibit 3.2	Bylaws, as amended and restated (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 4.3	Second Amendment to Rights Agreement between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC, dated as of October 14, 2005 (5)

Exhibit 10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan, as amended (6)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Filed as an Exhibit to the report of the Company on Form 8-K filed October 17, 2005, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 4, 1996, and incorporated herein by reference.

(4)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 14D-9 filed on October 19, 2005, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 15, 2005, and incorporated herein by reference.

(7)	Filed herewith.

(8)	Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED NEUROMODULATION SYSTEMS, INC.
Date: November 2, 2005	By:	/s/ F. Robert Merrill III
F. Robert Merrill III
Executive Vice President, Finance Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 2.1	Agreement and Plan of Merger, dated as of October 15, 2005, among St. Jude Medical, Inc., Apollo Merger Corp. and Advanced Neuromodulation Systems, Inc. (1)

Exhibit 3.1	Articles of Incorporation, as amended and restated (2)

Exhibit 3.2	Bylaws, as amended and restated (1)

Exhibit 4.1	Rights Agreement dated as of August 30, 1996, between Quest Medical, Inc. and KeyCorp Shareholder Services, Inc. as Rights Agent (3)

Exhibit 4.2	Amendment to Rights Agreement dated as of January 25, 2002, between Advanced Neuromodulation Systems, Inc and Computershare Investor Services LLC (formerly KeyCorp Shareholder Services, Inc.) (4)

Exhibit 4.3	Second Amendment to Rights Agreement between Advanced Neuromodulation Systems, Inc. and Computershare Investor Services LLC, dated as of October 14, 2005 (5)

Exhibit 10.27	Advanced Neuromodulation Systems, Inc. 2004 Stock Incentive Plan, as amended (6)

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Filed as an Exhibit to the report of the Company on Form 8-K filed October 17, 2005, and incorporated herein by reference.

(2)	Filed as an Exhibit to the report of the Company on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(3)	Filed as an Exhibit to the report of the Company on Form 8-K dated September 4, 1996, and incorporated herein by reference.

(4)	Filed as an Exhibit to the report of the Company on Form 8-K dated January 30, 2002, and incorporated herein by reference.

(5)	Filed as an Exhibit to the report of the Company on Form 14D-9 filed on October 19, 2005, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A dated April 15, 2005, and incorporated herein by reference.

(7)	Filed herewith.

(8)	Furnished herewith.